Form 10-K
period 2018-12-31
Allogene Therapeutics, Inc.
filed 2019-03-08
CIK 1737287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001‑38693

Allogene Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-3562771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 East Grand Avenue, South San Francisco, California 94080

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (650) 457-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   YES  ☐    NO  ☒

The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2019 was 121,482,671.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Report.

i

Unless the context requires otherwise, references in this report to “Allogene,” “we,” “us” and “our” refer to Allogene Therapeutics, Inc., and references in this report to “Servier” collectively refer to Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the success, cost, timing and potential indications of our product development activities and clinical trials, including the ongoing or planned clinical trials of UCART19, ALLO-501 and ALLO-715;
•	the timing of our planned IND submissions to the FDA for our product candidates, including ALLO-715;
•	the timing of the initiation, enrollment and completion of planned clinical trials;
•	the timing of the planned submission by Servier to the European Medicines Agency of a revised pediatric investigation plan in connection with the planned PALL2 clinical trial of UCART19;
•

our ability to obtain and maintain regulatory approval of our product candidates, including UCART19, ALLO-501 and ALLO-715 in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our product candidates, including UCART19, ALLO-501 and ALLO-715;
•	our plans to research, develop and commercialize our product candidates, including UCART19, ALLO-501 and ALLO-715;
•	our ability to attract and retain collaborators with development, regulatory and commercialization expertise;
•	the size of the markets for our product candidates, and our ability to serve those markets;
•	our ability to successfully commercialize our product candidates, including UCART19, ALLO-501 and ALLO-715;
•	the rate and degree of market acceptance of our product candidates, including UCART19, ALLO-501 and ALLO-715;
•	our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with and the performance of our collaborator’s third-party suppliers and manufacturers;
•	our ability to develop our own manufacturing facility;
•	the success of competing therapies that are or become available;
•	our ability to attract and retain key scientific or management personnel;
•	our use of cash and other resources, including our expected use of the proceeds from our initial public offering;
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and
•

our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We discuss many of the risks associated with the forward-looking statements in this report in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should carefully read this report and the documents that we reference in this report and have filed as exhibits to the Form 10-K, of which this report is a part, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

Trademarks and Trade names

This Annual Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I

Item 1. Business

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

In collaboration with Servier, we are developing UCART19 and ALLO-501, chimeric antigen receptor (CAR) T cell product candidates targeting CD19. Servier is sponsoring two Phase 1 clinical trials of UCART19 in patients with relapsed/refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL), one for adult patients (the CALM trial) and one for pediatric patients (the PALL trial). In January 2019, the U.S. Food and Drug Administration (FDA) cleared our investigational new drug application (IND) for ALLO-501, and we plan to initiate a Phase 1/2 clinical trial (the ALPHA trial) in the first half of 2019 for the treatment of R/R non-Hodgkin lymphoma (NHL). In addition, we have a deep pipeline of allogeneic CAR T cell product candidates targeting multiple promising antigens in a host of hematological malignancies and solid tumors. For example, we plan to submit an IND and initiate a Phase 1 clinical trial in 2019 for ALLO-715, an allogeneic CAR T cell product candidate targeting B-cell maturation antigen (BCMA) for the treatment of R/R multiple myeloma. We believe our management team’s experience in immuno-oncology and specifically in CAR T cell therapy will help drive the rapid development and, if approved, the commercialization of these potentially curative therapies for patients with aggressive cancer.

CAR T cell therapy, a form of cancer immunotherapy, has recently emerged as a revolutionary and potentially curative therapy for patients with hematologic cancers, including refractory cancers. In 2017, two autologous anti-CD19 CAR T cell therapies, Kymriah, developed by Novartis International AG (Novartis), and Yescarta, developed by Kite Pharma, Inc. (Kite), were approved by the FDA for the treatment of R/R B-cell precursor ALL (Kymriah) and R/R large B-cell lymphoma (Yescarta). Autologous CAR T cell therapies are manufactured individually for the patient’s use by modifying the patient’s own T cells outside the body, causing the T cells to express CARs. The entire manufacturing process is dependent on the viability of each patient’s T cells and takes approximately two to four weeks. As seen in the registrational trials for Kymriah and Yescarta, up to 31% of intended patients ultimately did not receive treatment primarily due to interval complications from the underlying disease during manufacturing or manufacturing failures.

Our allogeneic approach involves engineering healthy donor T cells, which we believe will allow for the creation of an inventory of off-the-shelf products that can be delivered to a larger portion of eligible patients throughout the world. These potential benefits led our Executive Chairman, Arie Belldegrun, M.D., FACS, who was previously the Chairman and Chief Executive Officer at Kite, and our President and Chief Executive Officer, David Chang, M.D., Ph.D., previously Chief Medical Officer and Executive Vice President of Research and Development at Kite, to found our company with the driving purpose of accelerating the development of allogeneic CAR T cell therapies.

Our Approach

Our allogeneic T cell development strategy has four key pillars: (1) developing product candidates to minimize the risk of graft-versus-host disease (GvHD), a condition where allogeneic T cells can recognize the patient’s normal tissue as foreign and cause damage, (2) creating a window of persistence that may enable allogeneic T cells to expand in patients, (3) building a leading manufacturing platform and (4) leveraging next generation technologies to improve the functionality of allogeneic CAR T cells.

We use Cellectis, S.A. (Cellectis), TALEN gene-editing technology with the goal of limiting the risk of GvHD by engineering T cells to lack functional T cell receptors (TCRs) that are no longer capable of recognizing a patient’s normal tissue as foreign. With the goal of enhancing the expansion and persistence of our engineered allogeneic T cells, we use TALEN to inactivate the CD52 gene in donor T cells and an anti-CD52 monoclonal antibody to deplete CD52 expressing T cells in patients while sparing the therapeutic allogeneic T cells. We believe this enables a window of persistence for the infused allogeneic T cells to actively target and destroy cancer cells. We are also developing ALLO-647, our own anti-CD52 monoclonal antibody. Our off-the-shelf approach is dependent on state-of-the-art manufacturing processes, and we are building a technical operations organization with fully integrated in-house expertise in clinical and commercial engineered T cell manufacturing. In February 2019, we entered into a lease to build our own cell therapy manufacturing facility in Newark, California. Finally, we plan to leverage next generation technologies to improve the functionality of our product candidates and to develop more potent product candidates. We believe next generation technologies will also allow us to develop allogeneic T cell therapies for the treatment of solid tumors, which to date have been difficult to treat because of the lack of validated targets and tumor microenvironments that can impair the activity of T cells.

Our Pipeline

We are currently developing a pipeline of multiple allogeneic CAR T cell product candidates utilizing protein engineering, gene editing, gene insertion and advanced proprietary T cell manufacturing technologies. Our most advanced product candidates, UCART19 and ALLO-501, are engineered allogeneic CAR T cell therapies that target CD19, a protein expressed on the cell surface of B cells and a validated target for B cell driven hematological malignancies. We are also developing engineered allogeneic CAR T cell product candidates for multiple myeloma, other blood cancers and solid tumors. Our pipeline is represented in the diagram below.

1 Phase 3 may not be required if Phase 2 is registrational.

2 Servier holds ex-US commercial rights.

3 ALLO-647 intended to enable expansion and persistence of allogeneic CAR T product candidates.

Our lead product candidates include:

•

UCART19. In 2016, our collaboration partner, Servier, initiated the CALM trial for adult patients with R/R ALL and the PALL trial for pediatric patients with R/R ALL. In December 2018, interim results from 21 patients in the CALM and PALL clinical trials were presented at the 60th American Society of Hematology (ASH) Annual Meeting. As of October 23, 2018, 67% (14/21) of patients achieved complete remission (CR) or complete remission with incomplete blood recovery (CRi). Eighty-two percent (14/17) of patients who received a lymphodepletion regimen consisting of fludarabine, cyclophosphamide and an anti-CD52 monoclonal antibody (FCA) achieved a CR/CRi. In the four patients who received fludarabine and cyclophosphamide (FC) only, there was no evidence of UCART19 cell expansion and no responses were observed. We believe the interim data of UCART19 suggest an anti-CD52 antibody is an important addition to the lymphodepletion regimen for allogeneic CAR T cell expansion, and we are progressing the development of our own anti-CD52 antibody, ALLO-647, as described below. The most common adverse events were related to cytokine release syndrome (CRS) and were generally manageable. Two mild (Grade 1) GvHD cases in the skin were observed and resolved. We expect UCART19 to be advanced to potential registrational trials in 2020. See “—Product Pipeline and Development Strategy—UCART19—Pooled CALM and PALL Clinical Findings—Interim Safety” for more information regarding adverse events.

•

ALLO-501. In January 2019, the FDA cleared our IND for the ALPHA trial of ALLO-501, and we plan to initiate the ALPHA trial in the first half of 2019 for the treatment of patients with R/R NHL. The Phase 1 portion of the ALPHA trial is designed to assess the safety and tolerability at increasing dose levels of ALLO-501 in the most common NHL subtypes of R/R large B-cell lymphoma, including diffuse large B-cell lymphoma (DLBCL), or follicular lymphoma (FL). Assuming positive Phase 1 data, we plan to introduce our second-generation version of ALLO-501 in the Phase 2 portion of the trial. We have removed rituximab recognition domains in the second generation of ALLO-501, which we believe will potentially facilitate treatment of patients who were previously treated with rituximab.

•

ALLO-715. We plan to submit an IND and initiate a Phase 1 clinical trial in 2019 for ALLO-715, targeting BCMA for the treatment of patients with R/R multiple myeloma. Several clinical studies of third-party autologous CAR T cell therapies targeting BCMA have produced promising results in this indication.

•

ALLO-647. We are developing an anti-CD52 monoclonal antibody, ALLO-647, which is designed to be used prior to infusing our other product candidates as part of the lymphodepletion regimen. ALLO-647 may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can actively target and destroy cancer cells. We plan to utilize ALLO-647 in the ALPHA trial and, subject to regulatory acceptance, in the clinical trial for ALLO-715.

Our History and Team

We believe we have established a leadership position in allogeneic T cell therapy. In April 2018, we acquired certain assets from Pfizer Inc. (Pfizer), including strategic license and collaboration agreements and other intellectual property related to the development and administration of allogeneic CAR T cells for the treatment of cancer. We have an exclusive collaboration with Servier to develop and commercialize UCART19 and ALLO-501, and we hold the commercial rights to these product candidates in the United States. Under our collaboration with Servier, we also have an exclusive option to obtain the same rights to additional product candidates targeting one additional cancer antigen. We also have an exclusive worldwide license from Cellectis to its TALEN gene-editing technology for the development of allogeneic T cell product candidates directed against 15 different cancer antigens. Our collaboration with Servier gives us access to TALEN gene-editing technology for all product candidates under our collaboration with Servier. In connection with the Pfizer asset acquisition, we hired a team of employees from Pfizer, who are primarily research and technical operation employees and were leading the research and development of our product candidates and next generation gene engineering and cell engineering technologies at Pfizer.

Our world-class management team has significant experience in immuno-oncology and in progressing products from early stage research to clinical trials, and ultimately to regulatory approval and commercialization. In particular, Dr. Belldegrun’s experience in T cell therapy dates back to his time at the National Cancer Institute as a research fellow in surgical oncology and immunotherapy with Steven Rosenberg, M.D., Ph.D, a recognized pioneer in immuno-oncology. Our President and Chief Executive Officer, Dr. Chang, served as Executive Vice President of Kite and held senior leadership roles at Amgen, Inc. (Amgen). Moreover, both Dr. Belldegrun and Dr. Chang led the development and approval of Yescarta at Kite. Additionally, our Chief Technical Officer, Alison Moore, Ph.D., was previously Senior Vice President, Process Development at Amgen, where she led the development, deployment and oversight of manufacturing for approximately 80 multi-modality assets. Dr. Moore has over 25 years of experience in biotechnology, including in the immuno-oncology space leading process development of Amgen’s comprehensive bi-specific T cell engager production platform.

Our Strategy

Our goal is to maintain and build upon our leadership position in allogeneic T cell therapy. We plan to rapidly develop and, if approved, commercialize allogeneic T cell products for the treatment of cancer that can be delivered faster, more reliably and at greater scale than autologous T cell therapies. We believe achieving this goal could result in allogeneic T cell therapy becoming a standard of care in cancer treatment and enable us to make potentially curative therapies more readily accessible to more patients throughout the world. Key elements of our strategy include:

•

Capitalize on a validated target and our first mover advantage in engineered allogeneic anti-CD19 CAR T cell product candidates. Autologous anti-CD19 CAR T cell therapies, such as Kymriah and Yescarta, have emerged as potentially curative therapies for B-cell lymphomas and leukemias. We believe developing allogeneic CAR T cell product candidates targeting CD19, such as UCART19 and ALLO-501, is the next frontier in delivering potentially curative therapies against B-cell lymphomas and leukemias, including NHL and ALL. We plan to support Servier in advancing the CALM and PALL trials in ALL and initiating potential registrational trials for UCART19 in 2020 after completion of the CALM and PALL trials. We also plan to initiate the ALPHA trial in the first half of 2019 for ALLO-501 in R/R NHL. We believe having the first anti-CD19 allogeneic CAR T cell product candidate in the clinic gives us a first mover advantage in efforts to obtain approval of and commercialize anti-CD19 allogeneic CAR T cell product candidates in B-cell lymphoma and leukemia indications.

•

Expand our leadership position within hematologic indications. In addition to UCART19 and ALLO-501, we plan to advance our near-term pipeline against additional hematological targets where there remains a high unmet need. For example, we are developing ALLO-715, an allogeneic CAR T cell product candidate targeting BCMA. We believe BCMA is a promising target, as early results from clinical trials of third-party autologous CAR T cell therapeutic candidates targeting BCMA have been compelling. We plan to submit an IND and initiate a Phase 1 clinical trial of ALLO-715 for the treatment of patients with R/R multiple myeloma in 2019. In addition to advancing UCART19, ALLO-501 and ALLO-715, we plan to develop additional allogeneic T cell product candidates targeting other antigens found on hematologic malignancies, including ALLO-819 targeting FLT3 for the treatment of acute myeloid leukemia (AML).

•

Build state-of-the-art gene engineering and cell manufacturing capabilities. Manufacturing allogeneic T cell product candidates involves a series of complex and precise steps. We believe a critical component to our success will be to leverage and expand our proprietary manufacturing know-how, expertise and capacity. In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. We believe establishing our own fully integrated manufacturing operations and infrastructure will allow us to improve the manufacturing process, limit our reliance on contract manufacturing organizations (CMOs) and more rapidly advance product candidates.

•

Leverage next generation technologies to advance our platform and expand into solid tumor indications with high unmet need. We have a broad portfolio of solid tumor targets, including CD70 for the treatment of renal cell cancer and DLL3 for the treatment of small cell lung cancer and other aggressive neuroendocrine tumors. We plan to leverage next generation technologies to make more potent allogeneic CAR T cells and improve the characteristics of our product candidates. For example, we are exploring ways to improve the functionality of our product candidates, such as modulating cytokines to augment expansion, persistence and trafficking of allogeneic T cells. We are also exploring gene-editing technologies to allow site-specific integration of CARs and investigating the utility of a single cell product targeting multiple antigens. In addition, we continually survey the scientific and industry landscape for opportunities to license, partner or acquire technologies that may help us advance current or new T cell therapies for the benefit of patients.

Allogeneic T Cell Therapy

The Immune System and Cancer

White blood cells are a component of the immune system and are responsible for defending the body against infectious pathogens and other foreign material. T cells are a type of white blood cell and are involved in both sensing and killing infected or abnormal cells, including cancer cells, as well as coordinating the activation of other cells in an immune response.

T cells can be distinguished from other white blood cells by T cell receptors present on their cell surface. These receptors contribute to tumor surveillance by directing T cells to recognize and destroy cancerous cells. When T cells with cancer-specific receptors are absent, present in low numbers, of poor quality or rendered inactive by suppressive mechanisms, cancer may grow and spread. In addition, standard of care treatments, such as chemotherapy regimens, as well as disease specific factors can damage the patient’s immune system, thereby inhibiting the ability of T cells to kill cancer.

Engineered T Cell Therapies

Engineered T cell therapy is a type of immunotherapy treatment whereby human T cells are removed from the body and engineered to express CARs which, when infused into a patient, may recognize and destroy cancer cells in a more targeted manner.

Chimeric Antigen Receptors (CARs)

CARs are engineered molecules that, when present on the surface of a T cell, enable the T cell to recognize specific proteins or antigens that are present on the surface of other cells. The CAR in UCART19, ALLO-501 and ALLO-715 is comprised of a single chain protein that contains the following elements:

•

Target Binding Domain: At one end of the CAR is a target binding domain that is specific to a target antigen. This domain extends out onto the surface of the engineered T cell, where it can recognize the target antigens. The target binding domain consists of a single-chain variable fragment (scFv) of an antibody comprising variable domains of heavy and light chains joined by a short linker.

•

Transmembrane Domain and Hinge: This middle portion of the CAR links the scFv target binding domain to the activating elements inside the cell. This transmembrane domain “anchors” the CAR in the cell’s membrane. In addition, the transmembrane domain may also interact with other transmembrane proteins that enhance CAR function. The hinge domain, which extends to the exterior of the cell, connects the transmembrane domain to scFv and provides structural flexibility to facilitate optimal binding of scFv to the target antigen on the cancer cell’s surface.

•

Activating Domains: The other end of transmembrane domain, inside the T cell, is connected to two contiguous domains responsible for activating the T cell when the CAR binds to the target cell. The CD3 zeta domain delivers an essential primary signal within the T cell, and the 41BB domain delivers an additional, co-stimulatory signal. Together, these signals trigger T cell activation, resulting in proliferation of the CAR T cells and killing of the cancer cell. In addition, activated CAR T cells stimulate the local secretion of cytokines and other molecules that can recruit and activate additional immune cells to potentiate killing of the cancer cells.

In addition to the domains described above, ALLO-715 possesses two rituximab-recognition domains between the scFv and the hinge which allow it to be recognized and eliminated by rituximab. UCART19 and ALLO-501 possess rituximab recognition domains in a separate polypeptide termed RQR8 that is co-expressed with the CAR. The modification in ALLO-715 is designed to increase the efficiency of rituximab-mediated cell killing.

The figure below shows the constructs that support our three lead programs: UCART19, ALLO-501 and ALLO-715.

Allogeneic T Cell Therapies: The Next Revolution

There are two primary approaches to engineered T cell therapy: autologous and allogeneic. Autologous therapies use engineered T cells derived from the individual patient, while allogeneic therapies use engineered T cells derived from healthy donor T cells.

The autologous approach, pioneered by Novartis and Kite, has been highly successful in engineering patients’ immune systems to fight cancer, in particular CD19 positive cancers, resulting in significant remission rates. Autologous products are manufactured by first collecting a patient’s white blood cells, through a process known as leukapheresis, separating the T cells from the patient’s blood sample and proliferating the isolated T cells. After the cells have multiplied, the CAR construct is virally transduced into the T cells and the engineered T cells are then propagated until a sufficient number of cells are available for infusion into the patient. Finally, the engineered T cells are frozen, and then shipped back to the clinical center for administration to the patient. The process from leukapheresis to delivery to the clinical center takes approximately two to four weeks.

While the autologous approach has been revolutionary, demonstrating compelling efficacy in many patients, it is burdened by the following key limitations:

•

Lengthy Vein-to-Vein Time. Due to the individualized manufacturing process, patients must wait approximately two to four weeks to be treated with their engineered cells. As a result, in the registrational trials for Yescarta and Kymriah, up to 31% of intended patients ultimately did not receive treatment primarily due to interval complications from the underlying disease during manufacturing or manufacturing failures.

•

Variable Potency. In many cases, patients have T cells that have been damaged or weakened due to prior chemotherapy or hematopoietic stem-cell transplant. Compromised T cells may not proliferate well during manufacturing or may produce cells with insufficient potency that cannot be used for patient treatment, resulting in manufacturing failures, or that can show poor expansion and activity in patients. In addition, the individualized nature of autologous manufacturing, together with the variability in patients’ T cells, may lead to variable potency of manufactured T cells, and this variability may cause unpredictable treatment outcomes.

•

Manufacturing Failures. Autologous cell manufacturing sometimes encounters production failures. This can mean that a patient never receives treatment, as additional patient starting material may not be available or the patient may no longer be eligible due to advanced disease. Furthermore, retreatment can be difficult due to a limited supply of usable patient starting material.

•

High Production Cost. The delivery of autologous T cell therapy is complicated due to the individualized nature of manufacturing, which allows only one patient to be treated from each manufacturing run and requires dedicated infrastructure to maintain a strict chain of custody and chain of identity of patient-by-patient material collection, manufacturing and delivery. The complex logistics add significant cost to the process and limit the ability to scale. Additionally, the collection of T cells through leukapheresis from each individual patient results in a time consuming and costly step in the autologous process. In part due to these logistics, autologous treatment is currently only available at select centers.

Allogeneic engineered T cells are manufactured in a similar manner as autologous, but with two key differences: (1) allogeneic T cells are derived from healthy donors, not cancer patients, and (2) allogeneic T cells must be genetically engineered to minimize the risk of GvHD and enable a window of persistence in the patient.

Our approach is designed to provide the same intended curative outcome as autologous therapy, while offering the following potential key advantages:

•

Availability and Access. Starting with T cells from a healthy donor, we believe that at scale we can manufacture approximately 100 doses of allogeneic product that could be used in any eligible patient. Because our allogeneic product candidates are designed to be frozen and available off-the-shelf, they could potentially be readily shipped and administered to patients. We believe having an inventory of off-the-shelf allogeneic T cell products can also facilitate delivering multiple product doses to a patient over time as well as enable treatment with multiple different engineered allogeneic T cell products directed to different cancer targets in a patient.

•

Speed to Patient. Many patients with aggressive cancer or rapidly progressing cancer that is refractory to existing therapies may not have multiple weeks to wait for autologous T cell treatment. Our allogeneic approach has the potential to create off-the-shelf product inventory, which could enable dosing of patients within days of prescription. This would represent a significant reduction in patient wait time, potentially allowing the treatment of patients who are too sick to wait for the autologous therapy, and could improve patient outcomes.

•

Enhanced Cell Consistency and Potency. Our manufacturing process produces therapies from selected, screened and tested healthy donors. Healthy donor T cells are potentially superior for engineered cellular therapy as compared to T cells from patients who have undergone prior chemotherapy or hematopoietic stem-cell transplant, which can damage or weaken T cells. In addition, greater consistency of the product may yield more predictable treatment outcomes.

•

Streamlined Manufacturing and Cost Efficiencies. We are building an efficient and scalable manufacturing process and organization. The allogeneic approach utilizes healthy donor T cells which we believe provides enhanced scalability, reduces costs of engineered T cell therapy and reduces costs to the healthcare system as our allogeneic approach does not require us to collect and track T cells from each individual patient.

Manufacturing Allogeneic T Cells

There are similarities as well as key differences between the processes for allogeneic and autologous T cell manufacturing, as illustrated in the figure below.

The three primary steps to creating our engineered allogeneic CAR T cells are: (1) collection and transduction, (2) gene editing, and (3) purification, formulation, and storage.

Step 1. Collection and Transduction

The starting material for our allogeneic T cell products is white blood cells from a healthy donor, which are collected using a standard blood bank procedure known as leukapheresis. The collected cells are then screened, tested, and shipped to a central processing facility, where the T cells are isolated and stored frozen, creating an inventory of starting healthy donor cells for manufacturing.

The manufacturing process starts by thawing frozen healthy donor T cells, which are then stimulated to proliferate and transduced with a viral vector to integrate the CAR sequence into the T cell genome. The CAR sequence directs the expression of CAR proteins on the cell surface that allows the transduced T cells to recognize and bind to a target molecule that is present on cancer cells.

We can also concurrently add additional genes to these cells that confer specific properties. For example, we can add an off-switch by expressing proteins that can make T cells susceptible to certain drugs, such as anti-CD20 monoclonal antibodies, and enable us to deplete our engineered T cells if needed by administering such drugs to the patient.

Step 2. Gene Editing

Next, we use Cellectis’s electroporation and TALEN technologies for gene editing of T cells. TALENs are a class of DNA cutting enzymes derived by fusing the DNA-cutting domain of a nuclease to the DNA-binding domains from transcription activator-like effectors (TALE). The TALE DNA-binding domain can be tailored to specifically recognize a unique DNA sequence. These fusion proteins serve as readily targetable “DNA scissors” for genome engineering applications that enable us to perform targeted genome modifications such as sequence insertion, deletion, repair and replacement in living cells.

Electroporation allows TALEN mRNA to enter into the cell, where it is translated into a nuclease that can cut DNA and inactivate specific target genes. Inactivation of genes, such as TCRα and CD52, which is performed for UCART19, ALLO-501, and ALLO-715, is intended to reduce the risk of GvHD and allow the allogeneic T cells to expand and persist in patients. We believe the inactivation of other target genes using the TALEN technology can be incorporated into future product candidates, with the goal of enhancing T cell function, including increasing potency against solid tumors.

The figure below illustrates how we utilize Cellectis’s TALEN and electroporation technology to inactivate the genes coding for TCRα and CD52 in our allogeneic T cells for UCART19.

We believe the key benefits of TALEN technology are:

•	Precision. It is possible to design a TALEN that will cleave at any selected region in any gene, giving us the ability to achieve the desired genetic outcome with any gene.

•

Specificity and Selectivity. TALEN may be designed to limit its DNA cleavage to the desired sequence and to reduce the risk of cutting elsewhere in the genome. This parameter is essential, especially for therapeutic applications, because unwanted genomic modifications potentially could lead to harmful effects for the patient. In addition, gene editing requires only a transient presence of TALEN, thus preserving the integrity and functionality of the T cell’s genome.

•

Efficiency. A large percentage of cells treated by the nuclease bear the desired genomic modification after treatment is completed. We believe the efficiency of TALEN editing helps to improve our manufacturing yields.

TCRα knockout: Non-modified allogeneic T cells bear functional TCRs and, if injected into a patient, can potentially recognize the patient’s tissue as foreign and damage it. This reaction, known as GvHD, is mediated by intact TCRs on allogeneic T cells. To reduce the risk of GvHD, all of our product candidates undergo the inactivation of a gene coding for TCRα, a key component of TCRs. The engineered T cells lacking functional TCRs are no longer capable of recognizing peptide antigens presented on major histocompatibility complex proteins and thus incapable of attacking the patient’s normal tissue. This could mitigate the risk of GvHD that can occur when allogeneic TCR-positive T cells are infused into patients who are unrelated to the healthy donor, as shown in the figure below.

CD52 knockout: The patient’s immune system is expected to recognize allogeneic T cells as foreign and destroy or reject them. To delay this rejection, we use anti-CD52 antibody to deplete lymphocytes, including T cells, in patients. Anti-CD52 antibody recognizes CD52 protein expressed on many immune cells, including T cells. CD52 protein is expressed in both donor and patient immune cells. To selectively deplete a patient’s immune cells while sparing the therapeutic allogeneic T cells, we use TALEN gene editing to inactivate the CD52 gene in allogeneic T cells, thus protecting allogeneic T cells from the anti-CD52 antibody mediated depletion.

By administering anti-CD52 antibody prior to infusing our product candidates, we believe we can reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can expand and actively target and destroy cancer cells. We also believe our approach is unique and differentiated. To capitalize on this differentiation and to secure our own source of anti-CD52 monoclonal antibody, we are developing ALLO-647. We plan to use ALLO-647 in our ALPHA trial and in our clinical trial of ALLO-715.

Step 3. Purification, Formulation, and Storage

Once the allogeneic T cells have been engineered with CARs and gene edited to remove the genes encoding TCRα and CD52, they are cultured for 10 days to increase the cell number and then harvested. The allogeneic cells then undergo a purification step to remove residual TCR positive cells that have not undergone TCRα gene editing. We believe this purification step is essential as none of the currently available gene-editing nucleases can completely inactivate the target genes. After overnight recovery, the cells are formulated in a cryopreservation media and filled into closed, stoppered vials prior to controlled-rate freezing and long-term storage in the vapor phase of liquid nitrogen. This inventory will be securely stored and then shipped to oncology centers as needed.

The figure below illustrates the steps in a manufacturing run for our engineered allogeneic CAR T product candidates.

Product Pipeline and Development Strategy

Using our proprietary allogeneic T cell platform, we are researching and developing multiple product candidates for the treatment of blood cancers and solid tumors. Our product candidates are allogeneic T cells engineered to be used as off-the-shelf treatments for any patient with a particular cancer type. Each product candidate targets a selected antigen expressed on tumor cells and bears specific engineered attributes.

In the near term, we are progressing multiple product candidates directed at promising targets for blood cancers, including ALL, NHL, multiple myeloma and AML. We are also conducting earlier-stage research programs focused on targets associated with solid tumors, such as renal cell carcinoma, small cell lung cancer and other common epithelial cancers.

Our product pipeline is represented in the diagram below:

1 Phase 3 may not be required if Phase 2 is registrational.

2 Servier holds ex-US commercial rights.

3 ALLO-647 intended to enable expansion and persistence of allogeneic CAR T product candidates.

In addition to the allogeneic CAR T cell product candidates we are developing for the treatment of blood cancers and solid tumors, we are developing an anti-CD52 monoclonal antibody, ALLO-647, which is designed to be used prior to infusing our other product candidates as part of the lymphodepletion regimen. As illustrated below, we believe ALLO-647 can reduce the likelihood of a patient’s immune system from rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can actively target and destroy cancer cells.

UCART19

We, in partnership with Servier, are developing UCART19 to be a potential first-in-class allogeneic CAR T cell product candidate for the treatment of pediatric and adult patients with R/R CD19 positive B-cell ALL. There are currently two ongoing Phase 1 clinical trials in adult and pediatric R/R ALL. Servier is the sponsor of the UCART19 clinical trials and is also responsible for manufacturing UCART19.  Servier is experiencing UCART19 supply issues relating to the manufacturing of UCART19, and, as a result, while the clinical trials of UCART19 remain active, they are not recruiting new patients. We currently expect UCART19 to be advanced to potential registrational trials in 2020.

UCART19 targets CD19, an antigen expressed on the surface of B cells, including malignant B cells. In addition to these indications, CD19 targeting CAR T therapies have shown preliminary efficacy in chronic lymphocytic leukemia, mantle cell lymphoma and low-grade NHLs, such as FL or marginal zone lymphoma.

UCART19 is manufactured to express a CAR that is designed to target CD19 and gene edited to lack TCRα and CD52 to minimize the risk of GvHD and enable a window of persistence in the patient. In addition, UCART19 cells are engineered to express a small protein on the cell surface called RQR8, which consists of two rituximab recognition domains. This allows for recognition and elimination of cells in the event that silencing of CAR activity is desired. The figure bellow depicts the construct of UCART19.

Target Indication: Acute Lymphoblastic Leukemia (ALL)

ALL is characterized by the proliferation of immature lymphocytes in the bone marrow. Approximately 5,960 new cases and 1,470 deaths in the United States were estimated in 2018, according to the U.S. SEER database. Approximately 80% of cases of ALL are B-cell ALL, which we plan to address with UCART19.

The risk for developing ALL is highest in children younger than five years of age. From age five until the mid-20s, the risk declines slowly and begins to steadily rise again after age 50. Overall, about 40% of all cases of ALL are in adults. Though most cases occur in children, approximately 80% of deaths from ALL occur in adults.

Over the past four decades pediatric cure rates have reached greater than 80% in developed countries. This progress can be attributed, in part, to a deeper understanding of the molecular genetics and pathogenesis of the disease, advances in combination chemotherapy, monitoring of minimal residual disease, and use of tyrosine kinase inhibitors for Philadelphia chromosome–positive ALL. Allogeneic stem-cell transplant (allo-SCT) offers the potential for cure in some individuals, however, the option is available only to approximately a third of patients due to the lack of compatible stem cell source, general health, or the high risk of complications. Furthermore, allo-SCT carries a high rate of treatment-related mortality which can occur in approximately 20-30% of patients undergoing allo-SCT. In patients with R/R ALL after two or more lines of therapy, the median disease-free survival is less than six months. The five-year overall survival in adults over the age of 60 is approximately 20%, highlighting the high unmet need despite the recent advances in the treatment of ALL.

Clinical Data

UCART19 is being studied in two ongoing Phase 1 clinical trials, CALM and PALL, sponsored and conducted by Servier, our collaboration partner. Initiated in 2016, CALM is an ongoing Phase 1, open-label, dose-escalation clinical trial in adult patients with R/R ALL to evaluate safety, anti-leukemic activity, and determine the maximum tolerated dose (MTD). Post-therapy allo-SCT was allowed at the discretion of the investigator. Initiated in 2016, PALL is an ongoing Phase 1, open-label, clinical trial in pediatric R/R ALL patients to evaluate safety and anti-leukemic activity.

Prior to the initiation of CALM and PALL, UCART19 was administered to three patients with CD19 positive B-cell ALL (two children and one adult) under a compassionate use license granted by the Medicines and Healthcare Products Regulatory Agency in the United Kingdom. The patients had previously failed multiple lines of prior treatment. UCART19 for these patients was manufactured at an academic site, the University College London. The two pediatric patients achieved a CR and received allo-SCT, and the one adult died within the first month following UCART19 infusion due to disease progression.

Pooled CALM and PALL Interim Clinical Findings

In December 2018, interim results from 21 patients in the CALM and PALL clinical trials were presented at the 60th ASH Annual Meeting. As of the October 23, 2018 data cutoff, 21 patients enrolled had been treated in the CALM and PALL clinical trials. In the CALM trial, six patients were treated at the first dose level of 6 × 106 total cells (approximately 105 cells per kilogram) and six patients were treated at the second dose level with 8 × 107 total cells (approximately 106 cells per kilogram). Treatment at the third and final dose level of 1.8 to 2.4 × 108 total cells is ongoing. In the PALL trial, all seven of the patients enrolled had been treated at a weight-banded cell dose equivalent to 1.1 to 2.3 × 106 cells/kg. Patient characteristics are presented below.

All (N=21)
Median age in yrs (range)	22 (0.8-62)
No of prior treatment lines
1 to 3	7
≥4	14
Median (range)	4 (1-6)
Previous allo-SCT	13
Time of relapse following previous allo-SCT
< 6 months	4
≥ 6 months	9
Bone marrow blasts prior to lymphodepletion
<5%	6
5-25%	6
>25%	9
Median (range)	8% (0-96)

Interim Safety

The table below summarizes the adverse events by grade related to UCART19 infusion as well as those related to the lymphodepletion regimen. Grade 1 represents mild toxicity, Grade 2 represents moderate toxicity, Grade 3 represents severe toxicity and Grade 4 represents life threatening toxicity. Grade 5 toxicity represents toxicity resulting in death.

N=21		Worst Grade
N=21	G1 n(%)	G2 n(%)	G3 n(%)	G4 n(%)	G5 n(%)	All Grades n(%)
AEs related to UCART19
Cytokine release syndrome	4 (19.0)	12 (57.1)	2 (9.5)	1* (4.8)	—	19 (90.5)
Neurotoxicity events	7 (33.3)	1 (4.8)	—	—	—	8 (38.1)
Acute skin graft-versus-host disease(1)	2 (9.5)	—	—	—	—	2 (9.5)
AEs related to lymphodepletion andIor UCART19
Prolonged cytopenia(2)	—	—	—	6+ (28.5)	—	6 (28.5)
Viral infections(3)	1 (4.8)	2 (9.5)	4 (19.0)	1 (4.8)	—	8 (38.1)
Neutropenic sepsis	—	—	—	1 (4.8)	1* (4.8)	2 (9.5)
Febrile neutropenia / septic shock	—	—	—	—	1 (4.8)	1 (4.8)

(1)	GvHD confirmed by biopsy in 1 out of 2 cases.
(2)	Persistent Grade 4 neutropenia and/or thrombocytopenia beyond day 42 post UCART19 infusion, except if >5% bone marrow blast.
(3)	Viral infections: CMV, ADV, BK virus, metapneumovirus
*	G4 CRS associated with G5 neutropenic sepsis (death at D15 post-infusion)
+	G4 prolonged cytopenia associated with infection and pulmonary hemorrhage (death at D82 post-infusion)

The most common UCART19 related adverse event was CRS, reported in 19 patients. Grade 3 or 4 CRS was observed in three patients. Six patients developed prolonged cytopenia, defined as persistent Grade 4 neutropenia and/or thombocytopenia beyond day 42 after UCART19 infusion. Seven patients experienced mild, or Grade 1, neurotoxicity events and one patient experienced Grade 2 neurotoxicity events. Viral infections was attributed to lymphodepletion and/or UCART19. Two patients experienced Grade 1 GvHD adverse event of the skin, which resolved with steroids.

There were no new treatment-related deaths from the previous interim data report presented at the 23rd European Hematology Association Annual Congress in June 2018. As previously presented, there were two treatment-related deaths in the CALM study, one at day 15 post infusion as a result of Grade 4 CRS associated with Grade 5 neutropenic sepsis and one at day 82 post infusion in the post allogeneic stem-cell transplant setting. Grade 5 adverse events have been reported in other autologous anti-CD19 CAR T cell therapy trials in part due to advanced stage of disease and accompanying confounding conditions.

Eight deaths have also been reported that were not attributed to UCART19. Six patients died from progressive disease and two patients from allo-SCT related complications. Transplant related mortality occurs in approximately 20-30% of patients following allo-SCT.

Interim Efficacy

As of October 2018, 67% (14/21) of patients achieved a CR/CRi. Eighty-two percent (14/17) of patients who received a lymphodepletion regimen consisting of fludarabine, cyclophosphamide and an anti-CD52 monoclonal antibody (FCA) achieved a CR/CRi. In the four patients who received fludarabine and cyclophosphamide (FC) only, there was no evidence of UCART19 cell expansion and no response. Seventy-one percent (10/14) of patients achieved MRD- CR. Three patients received a second dose of UCART19, two under compassionate use (as a deviation from the clinical trial protocol) and one under amended protocol, and two achieved cell expansion and MRD- CR. MRD- CR occurs when a patient achieves a CR and there is no evidence of ALL cells in the marrow when using sensitive tests such as polymerase chain reaction or flow cytometry. CR or CRi rates are the typical regulatory standard, but studies in both children and adults with ALL have demonstrated a strong correlation between minimal residual disease (MRD+) and risks for relapse.

We believe these data suggest an anti-CD52 antibody is an important addition to the lymphodepletion regimen for allogeneic CAR T cell expansion.  We therefore believe that an anti-CD52 antibody is important to the success of our allogeneic CAR T platform. Going forward, the PALL and CALM trials will require the use of an anti-CD52 monoclonal antibody in the lymphodepletion regimen.

CAR T cell expansion was detected in blood from day 7 after UCART19 infusion, reaching the peak expansion between day 10 and day 17. One patient treated in the CALM trial at the second dose level showed the highest peak linked to a long persistence up to 4 months.

The four patients on the FC regimen showed no evidence of CAR T cell expansion. A similar lack of CAR T cell expansion was seen in two out of 10 patients on the FCA regimen. The following table illustrates response, duration of remission and re-dosing of UCART19 in the CALM and PALL trial as of the October 2018 data cutoff.

Development Plan

We, in partnership with Servier, plan to complete the third dose level of UCART19 in CALM in order to determine the recommended Phase 2 dose level, and then expand the enrollment to gain additional patient experience on the optimal lymphodepletion regimen, specifically testing the benefits of anti-CD52 monoclonal antibody, alemtuzumab or ALLO-647. We expect UCART19 to be advanced to potential registrational trials, CALM2 and PALL2, in 2020.

CALM2 will be designed to evaluate the efficacy of UCART19 in an open-label, Phase 2, international, non-comparative, two-stage, pivotal, multicenter, single-arm clinical trial in adult patients with R/R ALL who have exhausted available treatment options. The dose will be a flat dose based on the recommended Phase 2 dose identified in Phase 1. The primary efficacy endpoint will be overall complete remission rate within three months of UCART19 infusion. Up to 63 patients are expected to be enrolled. Redosing will be allowed in case of relapse within a three month period after the first infusion.

PALL2 will be designed as an open-label, Phase 2, international, non-comparative, two-stage, pivotal clinical trial of pediatric patients with R/R ALL range from birth to 18 years at time of initial diagnosis. The dose of UCART19 will depend on the actual weight at the time of infusion. The primary efficacy endpoint will be molecular response rate according to MRD result within two months of UCART19 infusion. Up to 49 patients are expected to be enrolled. Patients will be monitored for 12 months after infusion whether or not they have received an allo-SCT. Redosing will be allowed in case of relapse within the three-month period after the first infusion. Servier submitted a pediatric investigation plan to the European Medicines Agency (EMA) in March 2018. We expect Servier to submit a revised pediatric investigation plan to the EMA in 2019, with regulatory feedback expected over several months after submission.

In the CALM and PALL trials, Servier uses alemtuzumab, a commercially available monoclonal antibody that binds CD52, for the purpose of lymphodepletion. To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647.

ALLO-501

ALLO-501 is our other allogeneic CAR T cell product candidate targeting CD19. We plan to initiate the ALPHA trial, a Phase 1/2 clinical trial for the treatment of R/R NHL in the first half of 2019. ALLO-501 is jointly developed by us and Servier. We will be the sponsor of the ALLO-501 program and lead the clinical development program.

The first and current version of ALLO-501 is identical to UCART19 in molecular design, however several modifications have been introduced by us to the manufacturing process for ALLO-501. These modifications are designed to facilitate more efficient manufacturing scale-up for the larger patient population targeted by ALLO-501. Clinical supply for ALLO-501 trials will be manufactured in the United States using a CMO.

Target Indication: Non-Hodgkin Lymphoma (NHL)

NHL is a hematologic cancer originating from malignant lymphocytes. It is the most common hematological malignancy in the United States, with 74,680 new cases and 19,910 deaths were estimated to be diagnosed in 2018, according to the U.S. SEER database. Over 60 NHL subtypes have been identified, and each subtype represents different neoplastic lymphoid cells (T, B or NK cells) that have arrested at different stages of differentiation. The most common subtype is B-cell, which represented over 90% of all new NHL cases in 2016.

B-cell NHL itself represents a group of different neoplasms that not only differ in pathology, but also response to therapy and prognosis. NHL can be rapidly growing (aggressive) with short survival, such as large B-cell lymphomas, which include DLBCL, or it can be slow growing, or indolent, such as FL. Despite recent therapeutic advances, more than 50% of patients with aggressive B-cell NHL are incurable using existing approved therapies.

The R-CHOP chemotherapy combination (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone) introduced in the early 2000s remains the standard of care for newly diagnosed DLBCL, and five-year survival can be achieved for 55-60% of patients. Unfortunately, approximately 30% of DLBCL second line and subsequent therapy is dependent on whether the patients are candidates for high-dose therapy followed by autologous stem-cell therapy. A retrospective analysis of patients with R/R DLBCL, who were not treated with autologous CAR T therapy, found that outcomes in this population are poor, with an objective response rate of 26% (CR: 7%, partial response: 18%) and median overall survival of 6.3 months.

Despite availability of multiple active agents, high response rates, and long progression-free survival with first-line therapy, FL remains an incurable disease. Most patients treated today eventually relapse, and subsequent responses and durations of responses become increasingly shorter. Ultimately, patients become resistant to chemo-immunotherapy, clinically defined as relapsed within 12 months. In these patients, the toxicity commonly outweighs the benefit of treatment with chemotherapy. Therefore, there remains a high unmet medical need for newer treatment options, especially for those patients with cancer that is resistant to chemo-immunotherapy.

Clinical Development Plan

The ALPHA trial is an open-label, Phase 1/2, single arm, multicenter clinical trial evaluating the safety and efficacy of ALLO-501 in patients with R/R large B-cell lymphoma, including DLBCL, or FL. Cell kinetics and pharmacodynamics of ALLO-501 will be evaluated as secondary and exploratory objectives, respectively. The Phase 1 portion of the trial will be a dose-escalation study for ALLO-501 with three separate dose cohorts, from 40 × 106 to 360 × 106 total cells. A dose of ALLO-501 will be selected as the recommended Phase 2 dose. Prior to ALLO-501 treatment, all patients are expected to undergo lymphodepletion with a regimen of fludarabine, cyclophosphamide and ALLO-647.

Assuming positive Phase 1 data, we plan to introduce our second-generation of ALLO-501, as discussed below, in the Phase 2 portion of the trial. We believe the second-generation ALLO-501 will have the potential to facilitate treatment of patients who were previously treated with rituximab.

Approximately 24 patients are expected to be evaluated in Phase 1 and approximately 70 patients are expected to be evaluated in Phase 2. All patients treated with ALLO-501 will be followed in a long-term follow-up study.

Next Generation

We have created a second version of ALLO-501. The first and current version of ALLO-501 co-expresses a small protein on the cell surface called RQR8, which consists of two rituximab recognition domains. This allows for removal of the CAR T by rituximab. Since prior treatment with rituximab, depending on the lag time between the rituximab administration and planned ALLO-501 infusion, may interfere with ALLO-501, we have removed RQR8 in this second version of ALLO-501, as illustrated in the figure below. The second version of ALLO-501 manufactured from several donors under non-cGMP conditions has been compared to the current version of ALLO-501 in vitro. In this study, we found that both first and second versions of ALLO-501 exhibited similar characteristics and killing activity.

ALLO-715

ALLO-715 is an allogeneic CAR T cell product candidate targeting BCMA. BCMA is a member of the tumor necrosis factor receptor family and is selectively expressed on immunoglobulin-producing plasma cells, including malignant plasma cells (myeloma cells). ALLO-715 will initially be evaluated for the treatment of adult patients with R/R multiple myeloma. We plan to submit an IND and initiate a Phase 1 clinical trial for ALLO-715 in 2019.

ALLO-715 is manufactured to express a CAR that is designed to target BCMA and gene edited to lack TCRα and CD52 to minimize the risk of GvHD and enable a window of persistence in the patient. In addition, rituximab recognition domains, as an off-switch, has been incorporated in between the scFv and the linker domain. We have completed the lead candidate selection and manufacturing under cGMP conditions is in process to enable IND submission. The figure bellow depicts the construct of ALLO-715.

Target Indication: Multiple Myeloma

Multiple myeloma is a hematological malignancy that is characterized by uncontrolled expansion of bone marrow plasma cells. There was an estimated 30,770 new cases of multiple myeloma and 12,770 deaths from multiple myeloma in 2018 in the United States according to the U.S. SEER database. Multiple myeloma predominantly affects the elderly, with 14 times more patients diagnosed at age 65 and over than those diagnosed under the age of 65.

For patients less than age of 70 with no comorbidities, autologous stem cell therapy is the preferred option to provide a durable response. For transplant ineligible patients, immunomodulatory drugs (Revlimid, Pomalyst, Thalomid) and proteasome inhibitors (Velcade, Kyrprolis, Ninlaro), often used in combination with one another, have displaced older cytotoxic agents as the mainstay of treatment. In the past five years, several new drugs with novel mechanisms (Darzalex, Empliciti, Farydak) have been approved for multiple myeloma, however none of these novel treatments is considered as curative.

Despite the introduction of newer therapies, a majority of patients are expected to relapse and the unmet need in patients with R/R myeloma remains high. In clinical trials, only 3% of patients who were previously treated with at least three lines of therapy (including proteasome inhibitors and immunomodulatory drugs), or who were refractory to both proteasome inhibitors and immunomodulatory drugs, achieved a complete response to Darzalex. Median survival in such patients was just 17.5 months. Trials of autologous CAR T cell therapies such as bb2121, currently being developed by bluebird bio, Inc. (bluebird) in partnership with Celgene Corporation, have shown early promise in multiple myeloma with complete response rates of 50% at doses greater than 150 × 106 CAR T cells.

Clinical Development Plan

We plan to submit an IND and initiate a Phase 1 clinical trial of ALLO-715 in 2019. The trial is expected to be an open label, multi-dose, multi center, dose escalation, safety, pharmacokinetic and pharmacodynamic clinical trial of ALLO-715 in adult patients with R/R multiple myeloma, who have progressed on at least three lines of prior therapy. The primary goal will be to assess safety and tolerability at increasing dose levels of ALLO-715 in successive cohorts of patients in order to estimate the MTD and the recommended Phase 2 dose of ALLO-715. Prior to ALLO-715 treatment, all patients are expected to undergo lymphodepletion with a regimen of fludarabine, cyclophosphamide and ALLO-647.

Future Opportunities

Moving forward, we plan to utilize our allogeneic platform to pursue additional targets of interest. These include the additional targets currently in our pipeline as well as other targets that might be validated in the future. For example, we are developing allogeneic CAR T cell product candidates targeting FLT3 for the treatment of AML (ALLO-819), CD70 for the treatment of renal cell carcinoma, and DLL3 for the treatment of small cell lung cancer (SCLC).

•

Acute Myeloid Leukemia and ALLO-819. AML is a high unmet medical need with few treatment options. It is a cancer of bone marrow stem cells and is the most common type of leukemia in adults. SEER estimated 19,520 new diagnoses and 10,670 deaths in the United States in 2018. Patients have a poor prognosis despite improvements in chemotherapy regimens and supportive care. FLT3 is a receptor tyrosine kinase that is overactive in AML blasts. We have conducted in vitro and in vivo studies of our anti-FLT3 CAR T candidate, ALLO-819, that show anti-tumor activity against blasts present in bone marrow from AML patients and in mice. We are currently advancing an IND-enabling data set for ALLO-819.

•

Renal Cell Carcinoma and CD70. Analysis using proteomic and immunohistochemistry techniques have demonstrated a high level of CD70 expression in clear cell renal cell carcinoma (ccRCC) cell lines and in more than 80% of human ccRCC tumor samples. ccRCC is the most common subtype of renal cancer. Approximately 65,000 new cases of renal cell carcinoma are diagnosed per year in the United States and 15,000 deaths were estimated in 2018, according to SEER. Average duration of disease control is eight to nine months in first-line and five to six months in second-line, with the five year survival rate for metastatic disease of only 11.6%, and median survival of high risk group at 5.9 months. We are in the final stages of testing and refining constructs and selecting an anti-CD70 CAR T candidate to progress to IND-enabling studies.

•

Small Cell Lung Cancer and DLL3. DLL3 is a target which is being pursued for SCLC using ADCs, bi-specifics and autologous CAR T therapies. According to SEER, there was approximately 234,000 new cases of lung cancer in the United States in 2018, and according to the American Cancer Society, SCLC comprises approximately 10-15% of all lung cancers. SCLC is responsive to chemotherapy, but recurrence arises rapidly, with less than 7% of patients surviving over five years. Recently, SCLC has shown to be responsive to immunotherapy with approximately one-third of patients responding to PD-1/PD-L1 therapy and achieving a median overall survival of approximately eight months. We believe an allogeneic anti-DLL3 CAR T cell product candidate could be used alone or in combination with PD-1/PD-L1 therapy. We are currently testing and refining constructs for an anti-DLL3 CAR T candidate, and following completion we plan to progress to IND-enabling studies.

We also plan to enhance our platform using next-generation technologies such as cytokine signal modulation, switch technologies, including small-molecule induced off-switch, site-specific integration and multi-specific CARs.

•

Cytokine Signal Modulation. Expressing cytokines from CAR T cells or mimicking cytokine activation signaling could enhance the proliferative potential, migratory behavior, and killing activity of engineered CAR T cells. Such modulation may enhance the anti-tumor activity of CAR T cells. We are currently investigating multiple construct designs to induce cytokine signaling in CAR T cells.

•

Switch Technology. In addition to the CD20 epitope engineered off-switch, such as RQR8 that sensitizes cells to rituximab, we are investigating the use of small molecules that dimerize death-inducing proteins to eliminate CAR T cells in the event that CAR T cell activity is no longer needed or should be shut off for safety reasons.

•

Site-Specific Integration. Using a combination of gene-editing technology and homologous recombination technology we can potentially integrate the CAR expressing DNA into specific target genes within the T cell DNA. Such site-specific integration may allow the CAR or other transgenes to be introduced into T cells in a more homogeneous manner, allowing a more uniform and controlled expression of the proteins, with the goal of generating CAR T cell products that behave in a more consistent and predictable manner.

•

Multi-specific CARs. We are investigating the utility of a single cell product targeting multiple antigens. This may be accomplished by including two antigen binding domains with different specificity in a single polypeptide encoding the CAR or in two separate polypeptides each encoding a CAR with different antigen specificity.

In addition, we continually survey the scientific and industry landscape for opportunities to license, partner or acquire technologies that may help us advance current or new T cell therapies for the benefit of patients.

Our Manufacturing Strategy

We have invested resources to optimize our manufacturing process, including the development of improved analytical methods. We plan to continue to invest in process science, product characterization and manufacturing to continuously improve our production and supply chain capabilities over time.

Our product candidates are designed and manufactured via a platform comprised of defined unit operations and technologies. The process is gradually developed from small to larger scales, incorporating compliant procedures to create current good manufacturing practices (cGMP) conditions. Although we have a platform-based manufacturing model, each product is unique and for each new product candidate, a developmental phase is necessary to individually customize each engineering step and to create a robust procedure that can later be implemented in a cGMP environment to ensure the production of clinical batches. This work is performed in our research and development environment to evaluate and assess variability in each step of the process in order to define the most reliable production conditions.

Servier is responsible for UCART19 manufacturing and is working with a CMO in Europe to provide clinical supply for the CALM and PALL clinical trials. The first and current version of ALLO-501 is identical in molecular design to UCART19, but is produced using a modified manufacturing process, optimized by us. ALLO-501 and ALLO-715 will be manufactured in the United States by a CMO, and we will manage all other aspects of the supply, including planning, CMO oversight, disposition and distribution logistics. We will similarly develop, and manufacture all of our other product candidates.

The CMO that is manufacturing the clinical supply of ALLO-501 and ALLO-715 is subject to cGMP requirements, using qualified equipment and materials. We also utilize separate third party contractors to manufacture cGMP raw materials that are used for the manufacturing of our product candidates, such as viral vectors that are used to deliver the applicable CAR gene into the T cells. We believe all materials and components utilized in the production of the cell line, viral vector and final T cell product are available from qualified suppliers and suitable for pivotal process development in readiness for registration and commercialization.

In addition, in February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. However, we expect to continue to rely on our CMO and may rely on CMOs and other third parties for the manufacturing and processing of our product candidates in the future. We believe the use of contract manufacturing and testing for our first clinical product candidates has allowed us to rapidly prepare for clinical trials in accordance with our development plans. We expect third-party manufacturers will be capable of providing and processing sufficient quantities of our product candidates to meet anticipated clinical trial demands.

We plan to create a robust supply chain with redundant sources of supply comprised of both internal and external infrastructure.

Strategic Agreements

We have also entered into multiple additional strategic agreements and collaborations, including an Asset Contribution Agreement with Pfizer (the Pfizer Agreement), a License Agreement with Cellectis (the Cellectis Agreement) and an Exclusive License and Collaboration Agreement with Servier (the Servier Agreement). For additional information regarding our significant agreements, see Note 7 to our financial statements and Item 9B “Other Information”, each appearing elsewhere in this Annual Report.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our most advanced product candidate, UCART19, our other product candidates, ALLO-647, ALLO-501 and ALLO-715, future product candidates, as well as novel discoveries, product development technologies, and know-how. Our commercial success also depends in part on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to develop and maintain protection of our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and applications related to our technology, inventions, and improvements that are important to the development and implementation of our business.

We also rely on trademarks, trade secrets, know-how, continuing technological innovation, confidentiality agreements, and invention assignment agreements to develop and maintain our proprietary position. The confidentiality agreements are designed to protect our proprietary information and the invention assignment agreements are designed to grant us ownership of technologies that are developed for us by our employees, consultants, or other third parties. We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in our agreements and security measures, either may be breached, and we may not have adequate remedies. In addition, our trade secrets may otherwise become known or independently discovered by competitors.

With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of using and manufacturing the same.

We are actively building our intellectual property portfolio around our product candidates and our discovery programs, based on our own intellectual property as well as licensed intellectual property. Following the execution of the Pfizer Agreement, we are the owners of, co-owners of, or the licensee of multiple patents and patent applications in the United States and worldwide. These licensed assets include rights to the Cellectis TALEN gene-editing technology to engineer T cells that lack functional TCRs and to inactivate the CD52 gene in donor cells. We have exclusive worldwide rights to these patents for certain antigen targets, including BCMA, and have U.S. rights to these patents for CD19. Our patent rights are composed of patents and pending patent applications that are solely owned by us, co-owned with Servier, co-owned with Cellectis, exclusively licensed from Pfizer, exclusively licensed from Servier, or exclusively licensed from Cellectis.

Our patent portfolio includes protection for our lead product candidates, UCART19, ALLO-501 and ALLO-715, as well as our other research-stage candidates. With respect to UCART19 and ALLO-501, we have an exclusive license from Servier in the United States to patent rights covering composition of matter and methods of making and use covering UCART19 and ALLO-501. With respect to ALLO-715, we have an exclusive license from Pfizer to patent rights covering ALLO-715 in the United States and in foreign jurisdictions. These rights include composition of matter protection for ALLO-715 and methods of making and using ALLO-715. More generally, our patent portfolio and filing strategy is designed to provide multiple layers of protection by pursuing claims directed toward: (1) antigen binding domains directed to the targets of our product candidates; (2) CAR constructs used in our product candidates; (3) methods of treatment for therapeutic indications; (4) manufacturing processes, preconditioning methods, and dosing regimens; and (5) reducing GvHD, and methods for genetically engineering immune cells suitable for allogeneic use.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the United States, patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In the United States, the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term extension involves a complex calculation based on the length of time it takes for regulatory review. A patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.

Competition

Our products will compete with novel therapies developed by biopharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions, in addition to standard of care treatments.

Novartis and Kite were the first to achieve FDA approval for autologous T cell therapies. In August 2017, Novartis obtained FDA approval to commercialize Kymriah, the treatment of children and young adults with B-cell ALL that is refractory or has relapsed at least twice. In May 2018, Kymriah received FDA approval for adults with R/R DLBCL. In October 2017, Kite obtained FDA approval to commercialize Yescarta, the first CAR T cell product candidate for the treatment of adult patients with R/R large B-cell lymphoma.

Due to the promising therapeutic effect of T cell therapies in clinical trials, we anticipate increasing competition from existing and new companies developing these therapies, as well as in the development of allogeneic T cell therapies.

Potential cell therapy competitors include:

•

Allogeneic T cell therapy competition: Atara Biotherapeutics, Inc., Celyad S.A., CRISPR Therapeutics AG, Fate Therapeutics Inc., Intellia Therapeutics, Inc., Gilead (acquired Kite), Poseida Therapeutics, Inc., Precision Biosciences, Inc. and Sangamo Therapeutics, Inc. Additionally, Cellectis has several fully-owned allogeneic CAR programs that will compete with programs that fall outside our agreement with Cellectis.

•

Autologous T cell therapy competition: Adaptimmune Therapeutics PLC, Amgen Inc., Autolus Therapeutics plc, bluebird, Gilead, Novartis, Celgene (acquired Juno), Tmunity Therapeutics, Inc. and Unum Therapeutics Inc.

Competition will also arise from non-cell based immune and other pursued by small-cap biotechnology and large-cap pharmaceutical companies including Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and F. Hoffmann-La Roche AG. For instance, we may experience competition from companies, such as Amgen Inc., Regeneron Pharmaceuticals, Inc., Xencor Inc., MacroGenics, Inc., GlaxoSmithKline plc and F. Hoffmann-La Roche AG, that are pursuing bispecific antibodies, which target both the cancer antigen and T cell receptor, thus bringing both cancer cells and T cells in close proximity to maximize the likelihood of an immune response to the cancer cells.  Additionally, companies, such as Amgen Inc., GlaxoSmithKline plc and Seattle Genetics, Inc., are pursuing antibody drug conjugates, which utilize the targeting ability of antibodies to deliver cell-killing agents directly to cancer cells.

Many of our competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, pre-clinical testing, clinical trials, manufacturing, and marketing than we do. Future collaborations and mergers and acquisitions may result in further resource concentration among a smaller number of competitors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. The key competitive factors affecting the success of all of our programs are likely to be efficacy, safety, and convenience.

These competitors may also vie for a similar pool of qualified scientific and management talent, sites and patient populations for clinical trials, as well as for technologies complementary to, or necessary for, our programs.

Government Regulation and Product Approval

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our cell products will be regulated as biologics. With this classification, commercial production of our products will need to occur in registered facilities in compliance with cGMP for biologics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated, and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA for marketing authorization. Our products are considered more than minimally manipulated and will require evaluation in clinical trials and the submission and approval of a BLA before we can market them.

Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Product Development Process

In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act (FDCA), the Public Health Service Act (PHSA) and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•

completion of nonclinical laboratory tests and animal studies according to good laboratory practices (GLPs) and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent Institutional Review Board (IRB) or ethics committee at each clinical site before the trial is commenced;
•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (GCPs) and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

•	submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices (GTPs) for the use of human cellular and tissue products;

•	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
•	FDA review and approval, or licensure, of the BLA.

Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Certain clinical trials involving human gene transfer research also must be overseen by an Institutional Biosafety Committee (IBC), a standing committee to provide peer review of the safety of research plans, procedures, personnel training and environmental risks of work involving recombinant DNA molecules. IBCs are typically assigned certain review responsibilities relating to the use of recombinant DNA molecules, including reviewing potential environmental risks, assessing containment levels, and evaluating the adequacy of facilities, personnel training, and compliance with the National Institutes of Health Guidelines. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Human immunotherapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval.

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA submission must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (REMS) is necessary to assure the safe use of the biological product. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. These are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissue, and cellular and tissue based products (HCT/Ps), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

In addition, under the Pediatric Research Equity Act (PREA), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any product for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a fast track product, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

Any product, submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Regenerative Medicine Advanced Therapy (RMAT) designation was established by FDA in 2017 to facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

Breakthrough therapy designation is also intended to expedite the development and review of products that treat serious or life-threatening conditions. The designation by FDA requires preliminary clinical evidence that a product candidate, alone or in combination with other drugs and biologics, demonstrates substantial improvement over currently available therapy on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation comes with all of the benefits of fast track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review.

Fast Track designation, priority review, RMAT and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although a physician may prescribe a legally available product for an off-label use, if the physicians deems such product to be appropriate in his/her professional medical judgment, a manufacturer may not market or promote off-label uses. However, it is permissible to share in certain circumstances truthful and not misleading information that is consistent with the product’s approved labeling.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

U.S. Marketing Exclusivity

The Biologics Price Competition and Innovation Act (BPCIA) amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish its molecule as highly similar to an approved innovator biologic, among other requirements. The BPCIA, however, bars the FDA from approving biosimilar applications for 12 years after an innovator biological product receives initial marketing approval. This 12-year period of data exclusivity may be extended by six months, for a total of 12.5 years, if the FDA requests that the innovator company conduct pediatric clinical investigations of the product.

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services (HHS) (e.g., the Office of Inspector General, the U.S. Department of Justice (DOJ), and individual U.S. Attorney offices within the DOJ, and state and local governments). For example, our business practices, including any future sales, marketing and scientific/educational grant programs may be required to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the patient data privacy and security provisions of the Health Insurance Portability and Accountability Act (HIPAA), transparency requirements, and similar state, local and foreign laws, each as amended.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item, good, facility or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and other individuals and entities on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. In addition, the Affordable Care Act codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below).

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to, among others, a federal healthcare program that the person knows or should know is for a medical or other item or service that was not provided as claimed or is false or fraudulent.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies are being investigated or, in the past, have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.

HIPAA created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, imposes requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates that are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information to CMS related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the Affordable Care Act provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•

created an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011;

•

increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (AMP);

•

created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and added new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expanded of the entities eligible for discounts under the 340B Drug Discount Program;
•	created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

expanded healthcare fraud and abuse laws, including the Foreign Corrupt Practices Act (FCPA) and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•	required reporting of certain financial arrangements with physicians and teaching hospitals;
•	required annual reporting of certain information regarding drug samples that manufacturers and distributors provide to physicians;
•	established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
•	created a licensure framework for follow on biologic products.

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, the current U.S. President has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance, commonly known as the “individual mandate”,  as part of the Tax Cuts and Jobs Act of 2017 (Tax Act).

On January 22, 2018, the current U.S. President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018 (BBA), among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress is continuing to consider legislation that would alter other aspects of the Affordable Care Act. The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is unclear. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

We anticipate that the Affordable Care Act, if substantially maintained in its current form, will continue to result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. President’s administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the U.S. President’s administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The Foreign Corrupt Practices Act

The FCPA prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit an MAA. The application used to file the BLA in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

European Union General Data Protection Regulation

In addition to EU regulations related to the approval and commercialization of our products, we may be subject to the EU’s General Data Protection Regulation (GDPR). The GDPR imposes stringent requirements for controllers and processors of personal data of persons in the EU, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

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

California Consumer Privacy Act

California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States.  Known as the California Consumer Privacy Act (CPPA), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Employees

As of March 1, 2019, we had 122 full-time employees. Of these employees, 52 hold Ph.D. or M.D. degrees, and 82 are engaged in research, development and technical operations. Substantially all of our employees are located in South San Francisco, California. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in November 2017. Our principal executive offices are located at 210 East Grand Avenue, South San Francisco, California 94080, and our telephone number is (650) 457-2700. Our corporate website address is www.allogene.com. Information contained on or accessible through our website is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in June 2014, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means we have been subject to the reporting requirements of the Exchange Act for twelve calendar months and the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 in this Annual Report as the “JOBS Act,” and references to “emerging growth company” have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report. The occurrence of any of the following risks could harm our business, financial condition, results of operations and growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time.

Risks Related to Our Business and Industry

We have a limited operating history and face significant challenges and expense as we build our capabilities.

We were incorporated in 2017 and acquired certain rights to UCART19 and other allogeneic CAR T cell therapy assets from Pfizer in April 2018. We have a limited operating history and are subject to the risks inherent in any newly-formed organization, including, among other things, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures. We are in the process of moving in-house several support services provided by Pfizer through a Transition Services Agreement (TSA), including certain research and development and general and administrative services. As we build our own capabilities, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein. Our ability to rely on services from Pfizer is limited for a period of time, and if we are unable to transition support services in a timely manner, our operating and financial results could differ materially from our expectations, and our business could suffer.

As a company, we have not progressed any product candidates through clinical development to commercialization. Our collaboration partner, Servier, conducts the CALM and PALL clinical trials of UCART19, and we cannot be certain that our planned clinical trials of our other product candidates will begin or be completed on time, if at all.

We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.

We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only recently acquired rights to an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2018, we reported a net loss of $211.5 million. As of December 31, 2018, we had an accumulated deficit of $211.5 million.

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

Cellectis’s TALEN technology involves a relatively new approach to gene editing, using sequence-specific DNA-cutting enzymes, or nucleases, to perform precise and stable modifications in the DNA of living-cells and organisms. Although Cellectis has generated nucleases for many specific gene sequences, it has not created nucleases for all gene sequences that we may seek to target, and we may not be able do so, which could limit the usefulness of this technology. This technology may also not be shown to be effective in clinical studies that Cellectis, we or other licensees of Cellectis technology may conduct, or may be associated with safety issues that may negatively affect our development programs.  For instance, gene-editing may create unintended changes to the DNA such as a non-target site gene-editing, a large deletion and a DNA translocation that may lead to oncogenesis. The gene-editing of our product candidates may also not be successful in limiting the risk of GvHD or rejection by the patient.

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

We are heavily reliant on our partners for access to key gene editing technology for manufacturing our product candidates and for the development of UCART19 and ALLO-501.

A critical aspect to manufacturing allogeneic T cell product candidates involves gene editing the healthy donor T cells in an effort to avoid GvHD and to limit the patient’s immune system from attacking the allogeneic T cells. GvHD results when allogeneic T cells start recognizing the patient’s normal tissue as foreign. We use Cellectis’s TALEN gene-editing technology to inactivate a gene coding for TCRα, a key component of the natural antigen receptor of T cells, to cause the engineered T cells to be incapable of recognizing foreign antigens. Accordingly, when injected into a patient, the intent is for the engineered T cell not to recognize the tissue of the patient as foreign and thus avoid attacking the patient’s tissue. In addition, we use TALEN gene editing to inactivate the CD52 gene in donor T cells, which codes for the target of an anti-CD52 monoclonal antibody. Anti-CD52 monoclonal antibodies deplete CD52 expressing T cells in patients while sparing therapeutic allogeneic T cells lacking CD52. By administering an anti-CD52 antibody prior to infusing our product candidates, we believe we have the potential to reduce the likelihood of a patient’s immune system from rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which the engineered allogeneic T cells can actively target and destroy the cancer cells.

We rely on an agreement with Cellectis for rights to use TALEN and electroporation technology for 15 select cancer targets, including BCMA, FLT3, CD70, DLL3 and other targets included in our pipeline. We also rely on Cellectis, through our agreement with Servier, for rights to UCART19, ALLO-501 and potentially one additional target. We would need an additional license from Cellectis or access to other gene-editing technology to research and develop product candidates directed at targets not covered by our existing agreements with Cellectis and Servier. In addition, the Cellectis gene-editing technology may fail to produce viable product candidates. Moreover, both Servier and Cellectis may terminate our respective agreements in the event of a material breach of the agreements, or upon certain insolvency events. If our agreements were terminated or we required other gene editing technology, such a license or technology may not be available to us on reasonable terms, or at all, particularly given the limited number of alternative gene-editing technologies in the market.

In addition, under the Servier Agreement, Servier is responsible for conducting the two clinical trials of UCART19, CALM and PALL. We plan to support Servier in advancing the CALM and PALL trials, and we expect Servier to support us as we initiate our clinical trial of ALLO-501 for the treatment of patients with R/R NHL. Other than the agreed-upon global research and development plan for UCART19, we have limited control over the nature or timing of Servier’s clinical trials and limited visibility into their day-to-day activities. In addition, we rely on Servier for access to data from the UCART19 trials, and as a result at any given time we may not be aware of one or more significant trial developments. If UCART19 encounters safety or efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed. Additionally, other clinical trials being conducted by Servier may at times receive higher priority than research on our programs. Moreover, if Servier does not provide its share of support for the UCART19 and ALLO-501 clinical trials, our expenses may be greater than we currently expect and we may have difficulty progressing ALLO-501 in a timely manner.

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

The clinical study requirements of the FDA, European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous CAR T therapies, such as Kymriah and Yescarta, may not be indicative of what these regulators may require for approval of our therapies. Also, while we expect reduced variability in our products candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability.  More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the autologous CAR T therapies that have previously been approved. For instance, allogeneic product candidates may result in GvHD not experienced with autologous products. Even if we collect promising initial clinical data of our product candidates, longer-term data may reveal new adverse events or responses that are not durable. Unexpected clinical outcomes would significantly impact our business.

Our business is highly dependent on the success of UCART19 and ALLO-501. If we or Servier are unable to obtain approval for UCART19 and ALLO-501 and effectively commercialize UCART19 and ALLO-501 for the treatment of patients in approved indications, our business would be significantly harmed.

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced product candidates, UCART19 and ALLO-501. UCART19 is in the early stages of development and has only been administered in a limited number of patients in Phase 1 clinical trials. The results to date may not predict results for our planned trial or any future studies of UCART19 or any other allogeneic CAR T product candidate. Because UCART19 and ALLO-501 are among the first allogeneic products to be evaluated in the clinic, the failure of either product candidate, or the failure of other allogeneic T cell therapies, may significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies, particularly if high or uncontrolled rates of GvHD are observed. If significant GvHD events are observed with the administration of UCART19 or ALLO-501, or if either product candidate is viewed as less safe or effective than autologous therapies, our ability to develop other allogeneic therapies may be significantly harmed.

We are also dependent on Servier to oversee the manufacturing of UCART19 and conduct the UCART19 trials in a timely and appropriate manner. Servier is experiencing UCART19 supply issues relating to the manufacturing of UCART19, and, as a result, while the clinical trials of UCART19 remain active, they are not recruiting new patients. Significant delays in enrollment, due to supply issues or results from the CALM and PALL studies or other reasons, could affect the progress and success of the CALM and PALL clinical trials, our leadership position in the allogeneic CAR T industry and the ability to progress additional product candidates.  In addition, we expect Servier to submit a revised pediatric investigation plan for UCART19 to the EMA in 2019. The EMA could reject the revised pediatric investigation plan, which would affect Servier’s ability to progress the PALL2 clinical trial on the timeframe currently anticipated or at all.

All of our product candidates, including UCART19 and ALLO-501, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because UCART19 and ALLO-501 are our most advanced product candidates, and because our other product candidates are based on similar technology, if either product candidate encounters safety or efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T therapies and those under development have shown frequent rates of CRS and neurotoxicity, and adverse events have resulted in the death of patients. We expect similar adverse events for allogeneic CAR T product candidates. Our allogeneic CAR T cell product candidates undergo gene engineering by using lentivirus and TALEN nucleases that can cause insertion, deletion, or chromosomal translocation. These changes can cause allogeneic CAR T cells to proliferate uncontrollably and may cause adverse events. In addition, our allogeneic CAR T cell product candidates may cause unique adverse events related to the differences between the donor and patients, such as GvHD or infusion reaction.

In the PALL and CALM clinical trials, the most common severe or life threatening adverse events resulted from CRS, prolonged cytopenia and neutropenic sepsis. Multiple patients have also died in these trials, including two deaths that were attributed to UCART19, as further described in this Annual Report under the heading “Business—Product Pipeline and Development Strategy—UCART19—Clinical Data”. In the future, patients may experience additional adverse events related to the lymphodepletion regimen as well as UCART19, some of which may result in death. As we treat more patients with UCART19 in our clinical trials, new less common side effects may also emerge.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, including UCART19, ALLO-501 and ALLO-715, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, including in any post-approval studies.

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

In addition, for ongoing and any future trials that may be completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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

We plan to submit an IND to the FDA to initiate a clinical trial of ALLO-715 targeting BCMA for the treatment of patients with R/R multiple myeloma in 2019, and plan to submit INDs for additional product candidates in the future. However, our timing of filing an IND for ALLO-715 and INDs for other product candidates is dependent on further pre-clinical and manufacturing success. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

We may encounter substantial delays in our clinical trials, or may not be able to conduct our trials on the timelines we expect.

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Even if these trials begin as planned, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical study can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:

•	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical studies;
•	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials;
•	difficulty sourcing healthy donor material of sufficient quality and in sufficient quantity to meet our development needs;
•	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;
•	delays in reaching a consensus with regulatory agencies on study design;
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

For our clinical trials of UCART19 and ALLO-501 and in our planned clinical trials of other product candidates, we and Servier contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, these centers and hospitals may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using UCART19 or ALLO-501, if approved, on a commercial basis could have similar difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of UCART19 or ALLO-501 may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Use of these medicines may increase with new physicians and centers administering our product candidates.

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

If we fail to develop additional product candidates, our commercial opportunity will be limited.

One of our core strategies is to pursue clinical development of additional product candidates beyond UCART19, including ALLO-501 and ALLO-715. Developing, obtaining regulatory approval and commercializing additional CAR T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

Our development strategy relies on incorporating an anti-CD52 monoclonal antibody as part of the lymphodepletion preconditioning regimen prior to infusing allogeneic CAR T cell product candidates.

We plan to utilize an anti-CD52 monoclonal antibody as part of a lymphodepletion regimen to be infused prior to infusing our product candidates, such as UCART19, ALLO-501 and ALLO-715. While we believe an anti-CD52 antibody may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which such engineered allogeneic T cells can actively target and destroy cancer cells, the antibody may not have the benefits that we anticipate and could have other adverse effects. For instance, our lymphodepletion regimen, including using an anti-CD52 antibody, will cause a transient and sometimes prolonged immune suppression.

In the ongoing CALM and PALL trials, we use a commercially available monoclonal antibody, alemtuzumab, that binds CD52. To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647.  We plan to use ALLO-647 in our clinical trial of ALLO-501 and, subject to regulatory acceptance, our clinical trial of ALLO-715. Subject to regulatory acceptance, Servier may also use ALLO-647 in the Servier sponsored clinical trials of UCART19. However, we may be unable to agree with Servier an appropriate arrangement for the use of ALLO-647, and we are dependent on Servier’s ability to progress the UCART19 trials, which are subject to delayed enrollment due to UCART19 supply issues relating to the manufacturing UCART19. In addition, we may have to license certain rights relating to ALLO-647 from third parties. If we are unable to secure such rights, we may not be able to progress the commercialization of ALLO-647.

If we are unable to successfully develop and manufacture ALLO-647 in the timeframe we anticipate, or at all, or if the FDA does not approve the use of ALLO-647 in combination with our allogeneic T cell product candidates, we may be unable to source alemtuzumab and our engineered allogeneic T cell product candidates may be less effective, which could result in delays in our product development efforts and/or the commercial potential of our product candidates.

We intend to operate our own manufacturing facility, which will require significant resources and we may fail to successfully operate our facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.

We may not be able to achieve clinical or commercial manufacturing and cell processing on our own or at our CMO, including mass-producing off-the-shelf product to satisfy demands for any of our product candidates. While we believe the manufacturing and processing approaches are appropriate to support our clinical product development, we have limited experience in managing the allogeneic T cell engineering process, and our allogeneic processes may be more difficult or more expensive than the approaches taken by our competitors. We cannot be sure that the manufacturing processes employed by us or the technologies that we incorporate for manufacturing will result in T cells that will be safe and effective.

In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. The facility requires substantial improvements and there can be no assurance that we will complete the build-out of our manufacturing facility in a timely manner or at all.  We also do not yet have sufficient information to reliably estimate the cost of the clinical and commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. In addition, the ultimate clinical dose will affect our ability to scale and our costs per dose. For instance, because ALLO-715 may require a higher dose than ALLO-501, it is possible that it may be more difficult to scale ALLO-715 production.  As a result, we may never be able to develop a commercially viable product. The commercial manufacturing facility we develop will also require FDA approval, which we may never obtain. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with current good manufacturing practices (cGMPs), and other government regulations.

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The application of new regulatory guidelines or parameters, such as those related to release testing, may also adversely affect our ability to manufacture our product candidates. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates will not occur in the future.

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

The CALM  and PALL clinical trials are currently being conducted in the United States and multiple countries in Europe, and we plan to globally develop our future product candidates. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

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

Specifically, engineered T cells face significant competition from multiple companies. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Item 1. Business—Competition.”

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

We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 1, 2019, we had 122 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we have rapidly expanded our employee base and expect to continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants, including Pfizer through the TSA, which expires after a certain period of time, to provide certain services, including certain research and development as well as general and administrative support.  We plan to transition from Pfizer services and facilities throughout 2019 and the transition may significantly disrupt our operations and be more expensive than we expect. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

In April 2018, we entered into an Asset Contribution Agreement with Pfizer pursuant to which we acquired certain assets and assumed certain liabilities from Pfizer, including an Exclusive License and Collaboration Agreement with Servier and other intellectual property for the development and administration of CAR T cells for the treatment of cancer. We also agreed to offer employment to certain Pfizer employees on terms no less favorable than the terms such employees enjoyed while being employed by Pfizer. We also entered into a TSA with Pfizer pursuant to which Pfizer provides us with certain services, including the services of their personnel, with respect to the assets that we purchased from Pfizer. Under the TSA, Pfizer also provides us with certain facilities and facility management services, which terminate in 2019.

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

We will need substantial additional financing to develop our products and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

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

As of December 31, 2018, we had $721.4 million in cash and cash equivalents and available-for-sale investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

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

Our internal computer systems, or those used by our CROs, collaborators or other contractors or consultants, may fail or suffer security breaches.

Our internal computer systems and those of our CROs, collaborators, and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, cybersecurity threats, and telecommunication and electrical failures. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our ability to manufacture our product candidates could be disrupted if our operations or those of our suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters and planned manufacturing facility are located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Our relationships with customers, physicians, and third-party payors are subject, directly or indirectly, to federal, state, local and foreign healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we could face substantial penalties.

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully, offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Practices that may be alleged to be intended to induce prescribing, purchases or recommendations, include any payments of more than fair market value, and may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act and the civil monetary penalties statute;

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services’ (HHS) Centers for Medicare & Medicaid Services (CMS) information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we may be subject to state, local and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales and medical representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, some of who receive stock options as compensation, could be subject to challenge under one or more of such laws. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States.  Known as the California Consumer Privacy Act (CPPA), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to

California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to evolving regulatory environment related to personal data and protected health information.

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. While we have obtained clinical trial insurance for our ALPHA trial, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds would also be adversely impacted.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. As a result of our most recent private placements, our IPO and other transactions that have occurred in 2018, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

We may rely on third parties to manufacture our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.

Servier is responsible for UCART19 manufacturing and is working with a CMO in Europe to provide clinical supply for the CALM and PALL clinical trials. Servier is experiencing UCART19 supply issues relating to the manufacturing of UCART19, and, as a result, while the clinical trials of UCART19 remain active, they are not recruiting new patients. ALLO-501 has the same molecular design as UCART19, but is produced by a different CMO using a different manufacturing process. ALLO-501 and ALLO-715 will be manufactured in the United States, at least initially, by a CMO, and we will manage all other aspects of the supply, including planning, CMO oversight, disposition and distribution logistics. There can be no assurance that we or Servier will not experience additional supply or manufacturing issues in the future.

While we have leased space to build a manufacturing facility, we must currently rely on outside vendors to manufacture supplies and process our product candidates. We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to achieve manufacturing and processing and may be unable to create an inventory of mass-produced, off-the-shelf product to satisfy demands for any of our product candidates.

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

Our product candidates require many specialty raw materials, including viral vectors that deliver the CAR sequence and electroporation technology that we currently obtain through Cellectis, some of which are manufactured by small companies with limited resources and experience to support a commercial product, and the suppliers may not be able to deliver raw materials to our specifications. We do not have contracts with many of the suppliers, and we may not be able to contract with them on acceptable terms, or at all. Accordingly, we may experience delays in receiving, or fail to secure entirely, key raw materials to support clinical or commercial manufacturing. Certain raw materials also require third-party testing, and some of the testing service companies may not have capacity or be able to conduct the testing that we request.

In addition, many of our suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We also face competition for supplies from other cell therapy companies.  Such competition may make it difficult for us to secure raw materials or the testing of such materials on commercially reasonable terms or in a timely manner.

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

Unlike autologous CAR T companies, we are also reliant on receiving healthy donor material to manufacture our product candidates. Variation in donor material or delay in receiving donor material that meets our specifications, including specifications required by regulatory authorities, could adversely affect our ability to manufacture sufficient supply of our product candidates.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive approval of a biologics license application (BLA) from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product.

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

The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.

If and when our ongoing and planned Phase 1 clinical trials for UCART19, ALLO-501 and ALLO-715 are completed and, assuming positive data, we expect to advance to potential registrational trials. The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect registrational trials for UCART19, ALLO-501 and ALLO-715 to be designed to evaluate the efficacy of the product candidate in an open-label, non-comparative, two-stage, pivotal, multicenter, single-arm clinical trial in patients who have exhausted available treatment options. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA. For example, the FDA may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients. For ALLO-501, we may have additional difficulties progressing to Phase 2 as we plan to introduce a second-generation ALLO-501 product candidate at the time of initiating Phase 2, and the FDA may disagree with the plan or require a Phase 1 study of the second-generation ALLO-501 product candidate.

The FDA may grant accelerated approval for our product candidates and, as a condition for accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. We believe our accelerated approval strategy is warranted given the limited alternatives for patients with R/R cancers, but the FDA may ultimately require a Phase 3 clinical trial prior to approval, particularly since our product candidates represent a novel treatment. In addition, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA or other regulatory agencies requesting additional studies to show that our product candidate is superior to the new products.

ALLO-647 will also require regulatory review prior to its use in our clinical trials and the FDA may not accept the use of ALLO-647 in our clinical trials in a timely manner or at all. In addition, we cannot be certain we will be able to successfully obtain regulatory approval of ALLO-647 in a timely manner or at all. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic T cell product candidates. Additionally, regulatory authorities may seek to understand the contribution of the lymphodepletion regimen, including the use of an anti-CD52 antibody, to any treatment effect.

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

•

the FDA or comparable foreign regulatory authorities will review our manufacturing process and inspect our commercial manufacturing facility and may not approve our manufacturing process or facility; and

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

Regenerative Medicine Advanced Therapy designation, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Regenerative Medicine Advanced Therapy (RMAT) designation for one or more of our product candidates. In 2017, the FDA established the RMAT designation to expedite review of a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. There is no assurance that we will be able to obtain RMAT designation for any of our product candidates. RMAT designation does not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

The use of engineered T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. We expect physicians in the large bone marrow transplant centers to be particularly influential and we may not be able to convince them to use our product candidates for many reasons. For example, certain of the product candidates that we will be developing target a cell surface marker that may be present on cancer cells as well as non-cancerous cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates are approved;
•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA;
•	the timing of market introduction of our product candidates as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement by third-party payors and government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts.

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, the U.S. President has signed two Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance, commonly known as the “individual mandate”, as part of the Tax Cuts and Jobs Act of 2017 (Tax Act). On January 22, 2018, the U.S. President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018 (BBA), among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

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

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. President’s administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current U.S. President’s administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We depend substantially on our license agreements with Pfizer, Servier and Cellectis. These licenses may be terminated upon certain conditions. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. For example, we are dependent on our license with Cellectis for gene-editing technology that is necessary to produce our engineered T cells. In addition, we are reliant on Servier in-licensing from Cellectis some of the intellectual property rights they are licensing to us, including certain intellectual property rights relating to ALLO-501. To the extent these licensors fail to meet their obligations under their license agreements, which we are not in control of, we may lose the benefits of our license agreements with these licensors. In the future, we may also enter into additional license agreements that are material to the development of our product candidates.

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

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts and our ability to commercialize our product candidates.

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

Third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us. We are aware of several U.S. patents held by third parties relating to certain CAR compositions of matter and their methods of use. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when UCART19, ALLO-501 or another CAR-based product candidate is approved by the FDA, third parties may then seek to enforce their patents by filing a patent infringement lawsuit against us. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. We may not be able to prove in litigation that any patent enforced against us is invalid.

Additionally, there may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may be alleged to infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held not infringed, unpatentable, invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held not infringed, unpatentable, invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

Presently we have rights to the intellectual property, through licenses from third parties and under patent applications that we own or will own, that we believe will facilitate the development of UCART19 and our other product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put one or more of our pending patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

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

We or our licensors may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or our licensors may in the future be subject to claims that former employees, collaborators, or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we or our licensors are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Risks Related to Ownership of Our Common Stock

The price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.

Prior to our IPO in October 2018, there was no public market for our common stock. We cannot assure you that an active, liquid trading market for our shares will develop or persist. You may not be able to sell your shares quickly or at a recently reported market price if trading in our common stock is not active. The trading price of our common stock following our IPO has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section, these factors include:

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

•	our failure to commercialize our product candidates;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers or suppliers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to immuno-oncology or related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial cancer target markets;
•	our ability to successfully treat additional types of cancers or at different stages;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our disclosure controls or internal controls;
•	disagreements with our auditor or termination of an auditor engagement;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	changes in the structure of healthcare payment systems;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

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

We expect the rules and regulations applicable to public companies to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we have incurred substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Substantially all of our pre-IPO stockholders are subject to lock-up agreements with the underwriters of our IPO that restrict their ability to transfer shares of our common stock or securities convertible into or exercisable or exchangeable for shares of our common stock until April 9, 2019. The lock-up agreements limit the number of shares of common stock that may be sold immediately following our IPO. As of March 1, 2019, there are 121,482,671 shares of stock outstanding, including 23,698,453 shares issued but subject to repurchase, as described under Note 11 and to our financial statements appearing elsewhere in this report. Subject to certain limitations, approximately 100,782,671 shares will become eligible for sale upon expiration of the lock-up period, a portion of which will be subject to repurchase. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the 2018 Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

The aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2018 Plan is 15,409,983 shares. Additionally, the number of shares of our common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each year and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We have broad discretion in the use of the net proceeds from our IPO and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our IPO, including for any of the purposes described in the section of our final prospectus, filed with the SEC on October 11, 2018, titled “Use of Proceeds”. Because of the number and variability of factors that will determine our use of the net proceeds from our IPO, their ultimate use may vary substantially from the use described in the final prospectus. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our IPO in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply the net proceeds from our IPO in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

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

If securities or industry analysts issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We occupy approximately 21,544 square feet of office and laboratory space in South San Francisco, California pursuant to our Transition Services Agreement (TSA) with Pfizer. In August 2018, we entered into a new lease for approximately 68,000 square feet for office and laboratory space in South San Francisco that will serve as our headquarters. We expect to transition from the Pfizer facilities and complete occupancy in our headquarters by the end of the third quarter of 2019. The lease for our headquarters commenced March 1, 2019 and has an initial 10-year term expiring on June 15, 2023. We entered into an additional lease in October 2018 for approximately 14,943 square feet of office and laboratory space in South San Francisco near our headquarters. This lease has an initial term of ten years and four months and commenced on November 1, 2018.

In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. The lease has an initial term of 15 years and eight months. We expect the lease to commence in March 2020.

We believe that our existing facilities and other available properties will be sufficient for our needs for the foreseeable future.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “ALLO” since October 11, 2018. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

As of March 8, 2019, there were approximately 107 holders of record of our common stock.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows the value of an investment of $100 from October 11, 2018 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2018, in our common stock, the Standard & Poor’s 500 Index (S&P 500), the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return date ended
	10/11/2018	10/31/2018	11/30/2018	12/31/2018
Allogene Therapeutics, Inc.	$100.00	$109.14	$142.18	$122.41
S&P 500	$100.00	$97.65	$99.40	$90.28
Nasdaq Biotechnology	$100.00	$93.90	$98.30	$87.25
Nasdaq Composite	$100.00	$98.89	$99.22	$89.81

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Use of Proceeds

In October 2018, we completed our initial public offering, and sold 18,000,000 shares of our common stock at a price of $18.00 per share pursuant to registration statements on Form S-1 (File Nos. 333-227333 and 333-227774) that were declared or became effective on October 10, 2018. Additionally, the underwriters exercised their option to purchase additional shares for an additional 2,700,000 shares at $18.00 per share. As a result of our IPO, we raised a total of approximately $343.3 million in net proceeds after deducting underwriting discounts and commissions of $26.1 million and offering expenses of $3.2 million. Upon completion of our IPO, (1) all outstanding shares of our Series A convertible preferred stock, were converted into 61,655,922 shares of common stock and, (2) we issued 7,856,176 shares of common stock as a result of the automatic conversion of the $120.2 million aggregate principal amount of convertible promissory notes sold in September 2018.

Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of December 31, 2018, we have not used any of the net proceeds from our IPO. The net proceeds from our IPO will be used, together with our cash and cash equivalents, short-term and long-term investments, to fund continued advancement of our product pipeline, with the balance to be used to fund working capital and other general corporate purposes, which may include licensing, acquiring or investing in complementary businesses, technologies, products or assets.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The selected statements of operations and comprehensive loss data for the periods presented and the selected balance sheet data as of the dates presented are derived from our financial statements appearing elsewhere in this Annual Report.

Our historical results are not necessarily indicative of the results that can be expected in the future. The selected historical financial data below should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes appearing elsewhere in this Annual Report.

	Year Ended December 31,	Period from November 30, 2017 (inception) to December 31,
	2018	2017
Statements of operations and comprehensive loss data:	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$151,860	$—
General and administrative	40,982	2
Total operating expenses	192,842	2
Loss from operations	(192,842)	(2)
Other (expense) income, net:		—
Change in fair value of convertible note payable	(21,211)	—
Interest expense	(3,358)	—
Interest and other income, net	5,789	—
Total other (expense) income, net	(18,780)	—
Loss before income taxes	(211,622)	(2)
Benefit from income taxes	117	—
Net loss	(211,505)	(2)
Other comprehensive income (loss)	306	—
Net comprehensive loss	$(211,199)	$(2)
Net loss attributable to common stockholders-basic and diluted (1)	$(7.31)	$(0.00)
Weighted-average number of common shares used in net loss per share applicable to common stockholders basic and diluted	28,948,386	26,249,993

(1)

See the statements of operations and comprehensive loss and Note 16 to our financial statements for further details on the calculation of net loss per share, basic and diluted, and the weighted-average number of shares used in the computation of the per share amounts.

	As of December 31
	2018	2017
Balance sheet data:	(in thousands)
Cash, cash equivalents and investments	$721,350	$—
Working capital (2)	438,523	(2)
Total assets	773,855	—
Total liabilities	70,691	2
Accumulated deficit	(211,528)	(23)
Total stockholders' equity (deficit)	703,164	(2)

(2)	We define working capital as current assets less current liabilities. See our financial statements for further details regarding our current assets and current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with “Selected Financial Data” and the historical consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data”. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

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

In collaboration with Servier, we are developing UCART19 and ALLO-501, chimeric antigen receptor (CAR) T cell product candidates targeting CD19. Servier is sponsoring two Phase 1 clinical trials of UCART19 in patients with relapsed/refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL), one for adult patients (the CALM trial) and one for pediatric patients (the PALL trial). In January 2019, the U.S. Food and Drug Administration (FDA) cleared our investigational new drug application (IND) for ALLO-501, and we plan to initiate a Phase 1/2 clinical trial (the ALPHA trial) in the first half of 2019 for the treatment of R/R non-Hodgkin lymphoma (NHL). In addition, we have a deep pipeline of allogeneic CAR T cell product candidates targeting multiple promising antigens in a host of hematological malignancies and solid tumors. For example, we plan to submit an IND and initiate a Phase 1 clinical trial in 2019 for ALLO-715, an allogeneic CAR T cell product candidate targeting B-cell maturation antigen (BCMA) for the treatment of R/R multiple myeloma.

Servier is the sponsor of the UCART19 clinical trials and is also responsible for manufacturing UCART19.  Servier is experiencing UCART19 supply issues relating to the manufacturing of UCART19, and, as a result, while the clinical trials of UCART19 remain active, they are not recruiting new patients. We will be the sponsor of the clinical trials for ALLO-501 and ALLO-715, and we will also be responsible for manufacturing ALLO-501 and ALLO-715. We believe the UCART19 supply issues have no effect on our manufacturing or program timelines for ALLO-501 and ALLO-715. We will also manage all other aspects of the supply of ALLO-501 and ALLO-715, including planning, contract manufacturing oversight, disposition and distribution logistics.

Since inception, we have had significant operating losses, the majority of which are attributable to acquired intangible in-process research and development costs pursuant to the Asset Contribution Agreement with Pfizer Inc. (Pfizer) described below. Our net loss was $211.5 million for the year ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $211.5 million. As of December 31, 2018, we had $721.4 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

Our Research Development and License Agreements

Asset Contribution Agreement with Pfizer

In April 2018, we entered into an Asset Contribution Agreement (Pfizer Agreement) with Pfizer pursuant to which we acquired certain assets and assumed certain liabilities from Pfizer, including agreements with Cellectis and Servier as described below, and other intellectual property for the development and administration of CAR T cells for the treatment of cancer. See Notes 6 and 7 to our financial statements included elsewhere in this report for further description of the Pfizer Agreement.

Research Collaboration and License Agreement with Cellectis

In June 2014, Pfizer entered into a Research Collaboration and License Agreement with Cellectis S.A. (Cellectis). In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. In March 2019, we terminated the agreement with Cellectis and entered into a new license agreement with Cellectis. See Note 7 to our financial statements and Item 9B “Other Information” each included elsewhere in this report for further descriptions of the prior agreement with Cellectis and the new license agreement with Cellectis.

Exclusive License and Collaboration Agreement With Servier

In October 2015, Pfizer entered into an Exclusive License and Collaboration Agreement (Servier Agreement) with Servier to develop, manufacture and commercialize certain allogeneic anti-CD19 CAR products, including UCART19, in the United States with the option to obtain the rights over additional products, including other allogeneic anti-CD19 CAR product candidates. In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. See Note 7 to our financial statements included elsewhere in this report for further description of the Servier Agreement.

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

Pfizer began providing the services in May 2018 and agreed to provide the services for a period of time ranging from one to 12 months thereafter, depending on the service, which we refer to as the Service Period, with the exception of the services relating to the facilities, which Pfizer agreed to provide for up to 18 months. The services and employees for each service may be amended from time to time by the parties. Under the TSA, total expenses were $10.1 million for the year ended December 31, 2018 and we estimate we will pay Pfizer an aggregate of $3.8 million in 2019.

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

The term of the agreement began in April 2018 and ends on the earlier to occur of the last date that Pfizer is required to provide the services or the termination of the TSA in accordance with the agreement. Either party may terminate the agreement upon 60 days’ prior written notice in the event of the other party’s uncured material breach. Pfizer may terminate the TSA upon 10 days’ prior written notice in the event of our non-payment, if left uncured. We may terminate our use of the facilities with 60 days’ written notice.

Components of Results of Operations

Operating Expenses

Research and Development

To date, our research and development expenses have related primarily to discovery efforts and preclinical and clinical development of our product candidates. Research and development expenses for the year ended December 31, 2018 includes acquired in-process research and development costs of $109.4 million recognized as a non-cash expense related to the Pfizer Agreement. Additional research and development expenses were incurred in the year related to development of pipeline product candidates UCART19, ALLO-501 and ALLO-715. The most significant research and development expenses for the year relates to costs incurred for the development of our most advanced product candidates, UCART19 and ALLO-501, which include:

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

We are required to reimburse Servier for 60% of the costs associated with the development of UCART19, including for the CALM and PALL clinical trials. We accrue for costs incurred by monitoring the status of the CALM and PALL clinical trials and the invoices received from Servier. We adjust our accrual as actual costs become known. Servier is required to reimburse us for 40% of the costs associated with the development of ALLO-501, including for the ALPHA clinical trial. Collaboration expenses and cost reimbursement is recorded on a net basis as a research and development expense in our statements of operations and comprehensive loss.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as our UCART19, ALLO-501 and ALLO-715 clinical programs progress and as we seek to initiate clinical trials of additional product candidates. The cost of advancing our manufacturing process as well as the cost of manufacturing product candidates for clinical trials are included in our research and development expense. We also expect to incur increased research and development expenses as we selectively identify and develop additional product candidates. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;
•	the cost of manufacturing for the trials;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up; and
•	the efficacy and safety profile of the product candidates.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other staff-related costs, including stock-based compensation for options granted and modification of shares of common stock issued to our founders to include vesting conditions, for personnel in executive, finance, accounting, legal, investor relations, facilities, business development, information technology and human resources functions. Other significant costs include costs relating to facilities and overhead costs, including payments to Pfizer under the TSA for use of their facilities, legal fees relating to corporate and patent matters, insurance, investor relations costs, fees for accounting and consulting services, information technology, and other general and administrative costs. General and administrative costs are expensed as incurred, and we accrue for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from our service providers, and adjusting our accruals as actual costs become known.

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

Change in Fair Value of 2018 Notes

In September 2018, we entered into a note purchase agreement pursuant to which we sold and issued an aggregate of $120.2 million in convertible promissory notes (2018 Notes) and received net cash proceeds of $116.8 million. We elected on issuance to account for the 2018 Notes at fair value until their settlement. From issuance to settlement, the change in fair value of the 2018 Notes was recognized in the statement of operations and comprehensive loss. The 2018 Notes settled on the closing of our IPO in October 2018.

Interest Expense

Interest expense consists of debt issuance costs we incurred to issue the 2018 Notes. The debt issuance costs were expensed on issuance because we elected to record the 2018 Notes at fair value.

Interest and Other Income, Net

Interest and other income, net consists of interest earned on our cash equivalents and investment gains and losses recognized during the period.

Results of Operations

Year Ended December 31, 2018

For the period from November 30, 2017 (inception) to December 31, 2017, we incurred $2,000 in start-up costs to establish our company. Principal operations commenced in April 2018 when we acquired certain assets from Pfizer and completed a Series A and A-1 preferred stock financing.  Due to our limited operations in 2017, the following discussion does not contain a comparison of the results of operations for the period from November 30, 2017 (inception) to December 31, 2017.

The following sets forth our results of operations for the year ended December 31, 2018 (in thousands):

Year Ended
December 31, 2018
Operating expenses:
Research and development	$151,860
General and administrative	40,982
Total operating expenses	192,842
Loss from operations	(192,842)
Other (expense) income, net:
Change in fair value of convertible note payable	(21,211)
Interest expense	(3,358)
Interest and other income, net	5,789
Total other (expense) income, net	(18,780)
Net loss before tax	(211,622)
Benefit from income taxes	117
Net loss	$(211,505)

Research and Development Expenses

Research and development expenses were $151.9 million for the year ended December 31, 2018 which consisted primarily of $109.4 million of in-process research and development acquired from Pfizer which was primarily related to anti-CD19 CAR T cell therapy. The remaining expense is primarily due to $15.8 million in external costs related to our clinical programs UCART19, ALLO-501 and ALLO-715, $13.1 million in personnel-related costs, of which $1.7 million is stock-based compensation expense, $5.2 million for expenses incurred under the TSA, and $4.2 million in net external collaboration partner costs related to product candidate development activities and manufacturing support for UCART19 clinical trials. We expect research and development expenses will remain significant and will increase as we initiate funding of our planned clinical trials for ALLO-501 and ALLO-715 and continue to fund clinical trials for UCART19.

General and Administrative Expenses

General and administrative expenses were $41.0 million for the year ended December 31, 2018. General and administrative expenses consisted primarily of $14.9 million in stock-based compensation related to vesting of modified founders’ shares, $2.0 million of expense for all other stock-based compensation, $6.5 million for personnel-related costs, $6.5 million in legal fees and professional consulting service fees related to supporting the growth of the Company, and $4.9 million for expenses incurred under the TSA.

Change in Fair Value of 2018 Notes

The change in fair value of the 2018 Notes of $21.2 million for the year ended December 31, 2018 was due to the accretion of the 2018 Notes to their fair value from the date of issuance at $120.2 million to the fair value upon settlement of $141.4 million.

Interest Expense

Interest expense of $3.4 million for the year ended December 31, 2018 consists of debt issuance costs that were expensed on issuance of the 2018 Notes.

Interest and Other Income, Net

Interest and other income, net was $5.8 million for the year ended December 31, 2018 and primarily consists of interest earned on our investments and cash equivalents during the period.

Liquidity, Capital Resources and Plan of Operations

To date, we have incurred significant net losses and negative cash flows from operations. Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of the 2018 Notes and net proceeds from our IPO.

In connection with our IPO, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. At the closing of the IPO, the 2018 Notes were automatically converted into 7,856,176 shares of common stock. As of December 31, 2018, we had $721.4 million in cash, cash equivalents and investments.

Capital Resources

Our primary use of cash is to fund operating expenses, which consist primarily of clinical manufacturing and research and development expenditures related to UCART19, ALLO-501 and ALLO-715, and other research efforts, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Cash Flows

The following table summarizes our cash flows for the period indicated:

Year ended December 31, 2018
(in thousands)
Net cash (used in) provided by:
Operating activities	$(44,653)
Investing activities	(632,798)
Financing activities	771,182
Net increase in cash, cash equivalents and restricted cash	$93,731

Operating Activities

During the year ended December 31, 2018, cash used in operating activities of $44.7 million was attributable to a net loss of $211.5 million, substantially offset by non-cash charges of $154.8 million and a net change of $12.1 million in our net operating assets and liabilities. The non-cash charges consisted primarily of acquired in-process research and development expense resulting from the asset acquisition from Pfizer of $109.4 million, change in fair value of convertible notes payable of $21.2 million and $18.6 million of stock-based compensation. The net change in operating assets and liabilities was primarily due to a $12.1 million increase in accruals and other liabilities driven by increased professional fees and an $8.8 million increase in accounts payable resulting from the timing of payments made to our collaboration partners and Pfizer accrued services. This was partially offset by a $8.6 million increase in prepaid expenses and other current assets and a $0.2 million increase in other long-term assets.

Investing Activities

During the year ended December 31, 2018, cash used by investing activities of $632.8 million was related to the purchase of investments of $649.3 million, cash transaction costs of $2.1 million incurred in the asset acquisition from Pfizer and the purchase of property and equipment of $3.2 million. This was offset by cash inflows from maturities of investments of $19.2 million and cash inflows from sales of investments of $2.6 million.

Financing Activities

During the year ended December 31, 2018, cash provided by financing activities of $771.2 million was related to net proceeds of $299.3 million from the issuance of our Series A and A-1 convertible preferred stock, $116.8 million from the issuance of the 2018 Notes, $343.7 million in net proceeds from our IPO and $11.4 million from the issuance of common stock in connection with stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our commitments and contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total	2019 - 2020	2021 - 2022	2023 and After
	(in thousands)
Contractual Obligations:
Operating lease obligations (1)(2)(3)	$60,822	$9,255	$11,776	$39,791
Total	$60,822	$9,255	$11,776	$39,791

(1)	In August 2018, we entered into an operating lease agreement for our new headquarters in South San Francisco. The lease term is 127 months beginning August 2018 through February 2029.
(2)

In October 2018, we entered into an operating lease agreement for office and laboratory space in South San Francisco near the headquarters. The lease has a term of ten years and four months commencing on November 1, 2018.

(3)

In December 2018, we entered into an operating lease agreement for office space in New York, and another operating lease agreement for office space in Los Angeles. The lease terms are 79 months and 36 months, respectively, with the leases commencing on December 1, 2018 and December 19, 2018, respectively.

Commitments

Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis and Servier. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of December 31, 2018, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales.

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

In addition, subsequent to December 31, 2018, we entered into a lease agreement to develop a manufacturing facility. For additional information regarding this lease agreement, including our payment obligations, see Note 17 to our financial statements appearing elsewhere in this Annual Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with accrued research and development expenditures, research and development expenses, stock-based compensation and leases have the most significant impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Accrued Research and Development Costs

We accrue liabilities for estimated costs of research and development activities conducted by our collaboration partners and third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. We recorded the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in the accrued and other current liabilities on the balance sheets and within research and development expense on the statements of operations and comprehensive loss.

We accrue for these costs based on factors such as estimates of the work completed and budget provided and in accordance with agreements established with our collaboration partners and third-party service providers. We make significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust its accrued liabilities. We have not experienced any material differences between accrued costs and actual costs incurred since our inception.

Research and Development Expenses

We expense research and development costs as incurred. Acquired intangible assets are expensed as research and development costs if, at the time of payment, the technology is under development; is not approved by the FDA or other regulatory agencies for marketing; has not reached technical feasibility; or otherwise has no foreseeable alternative future use.

Research and development expenses also include costs incurred for internal and sponsored and collaborative research and development activities. Research and development costs consist of salaries and benefits, including associated stock-based compensation, and laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf. Costs associated with co-development activities performed under the various license and collaboration agreements are included in research and development expenses.

Stock-Based Compensation

We recognize compensation costs related to stock-based awards granted to employees and directors, including stock options, based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The Black-Scholes option-pricing model requires the use of subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

-

Fair value of common stock—For grants before October 2018 when we were private and there was no public market for our common stock, the fair value of our common stock underlying share-based awards was estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For all grants subsequent to our IPO in October 2018, the fair value of common stock was determined by taking the closing price per share of common stock per NASDAQ.

-

Expected term— The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.

-

Expected volatility— We use an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as we do not have sufficient trading history for our common stock. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

-	Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
-	Expected dividend—We have never paid dividends on its common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

For the year ended December 31, 2018, stock-based compensation was $18.6 million. As of December 31, 2018, we had $42.8 million of total unrecognized stock-based compensation which we expect to recognize over a weighted-average period of 3.5 years. In addition, we recorded $14.9 million in stock-based compensation as a result of the modification of our founders’ shares of common stock to include vesting conditions.

Leases

We early adopted Accounting Standards Update (ASU) No. 2016-02, Leases as of January 1, 2018 in accordance with ASC 250, Accounting Changes and Error Corrections. For our long-term operating leases, we recognized right-of-use assets and lease liabilities on our balance sheet. The lease liabilities are determined as the present value of future lease payments using an estimated rate of interest that we would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use assets are based on the liability adjusted for any prepaid or deferred rent. For each lease, the lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.

Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

We elected to exclude from our balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for our long-term real estate leases.

Recent Accounting Pronouncements

Please refer to Note 2 to our financial statements for a discussion of new accounting standards updates that may impact us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments of $721.4 million as of December 31, 2018, consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on December 31, 2018 would not have a material effect on the fair market value of our cash equivalents and available-for-sale securities.

Foreign Exchange Rate Risk

Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in foreign currency, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in foreign exchange rates during the periods presented would not have had a material effect on our consolidated financial statements. As of December 31, 2018, we had $4.4 million of liabilities denominated in foreign currencies.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

For the year ended December 31, 2018 and the period from November 30, 2017 (inception) to December 31, 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Allogene Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Allogene Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity (deficit) and cash flows for the year ended December 31, 2018 and the period from November 30, 2017 (inception) to December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and the period from November 30, 2017 (inception) to December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditors since 2018.

Redwood City, California

March 8, 2019

ALLOGENE THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$92,432	$—
Short-term investments	366,952	—
Prepaid expenses and other current assets	8,598	—
Total current assets	467,982	—
Long-term investments	261,966	—
Operating lease right-of-use asset	33,015	—
Property and equipment, net	8,595	—
Intangible assets, net	754	—
Restricted cash	1,299	—
Other long-term assets	244	—
Total assets	$773,855	$—
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$12,338	$—
Accrued and other current liabilities	17,121	2
Total current liabilities	29,459	2
Lease liability, noncurrent	34,456
Other long-term liabilities	6,776	—
Total liabilities	70,691	2
Commitments and Contingencies (Notes 7, 8 and 9)
Convertible preferred stock, $0.001 par value; no shares and 1,000,000 shares authorized as of December 31, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 10,000,000 and no shares authorized as of December 31, 2018 and December 31, 2017, respectively; no shares were issued and outstanding as of December 31, 2018	—	—
Common stock, $0.001 par value: 200,000,000 and 47,250,000 shares authorized as of December 31, 2018 and December 31, 2017, respectively; 121,482,671 and 26,249,993 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	121	26
Notes receivable from common stockholders	—	(5)
Additional paid-in capital	914,265	—
Accumulated deficit	(211,528)	(23)
Accumulated other comprehensive income	306	—
Total stockholders’ equity (deficit)	703,164	(2)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$773,855	$—

The accompanying notes are an integral part of these financial statements.

ALLOGENE THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31, 2018	Period from November 30, 2017 (Inception) to December 31, 2017
Operating expenses:
Research and development	$151,860	$—
General and administrative	40,982	2
Total operating expenses	192,842	2
Loss from operations	(192,842)	(2)
Other income (expense), net:
Change in fair value of convertible note payable	(21,211)	—
Interest expense	(3,358)	—
Interest and other income, net	5,789	—
Total other income (expense), net	(18,780)	—
Loss before income taxes	(211,622)	(2)
Benefit from income taxes	117	—
Net loss	(211,505)	(2)
Other comprehensive loss:
Net unrealized gain on available-for-sale investments, net of tax	306	—
Net comprehensive loss	$(211,199)	$(2)
Net loss per share, basic and diluted	$(7.31)	$(0.00)
Weighted-average number of shares used in computing net loss per share, basic and diluted	28,948,386	26,249,993

The accompanying notes are an integral part of these financial statements.

ALLOGENE THERAPEUTICS, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Series A Convertible Preferred Stock		Subscriptions Receivables from Preferred	Common Stock		Notes Receivable from Common	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Stockholders	Shares	Amount	Stockholders	Capital	Deficit	Income	Equity (Deficit)
Balance — November 30, 2017 (Inception)	—	$—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	—	26,249,993	26	—	—	(21)	—	5
Notes receivable from common stockholders	—	—	—	—	—	(5)	—	—	—	(5)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(2)	—	(2)
Balance — December 31, 2017	—	—	—	26,249,993	26	(5)	—	(23)	—	(2)
Issuance of Series A convertible preferred shares at $35.06 per share, net of issuance costs of $635	7,557,990	264,365	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares at $35.06 per share in connection with asset acquisition	3,187,772	111,770	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares at $35.06 per share, net of issuance costs of $84	998,225	34,917	—	—	—	—	—	—	—	—
Proceeds received from common stockholders for issuance of founders' stock at inception	—	—	—	—	—	5	—	—	—	5
Subscriptions receivable from preferred stockholders	—	—	(150,000)	—	—	—	—	—	—	(150,000)
Proceeds received from preferred stockholders	—	—	150,000	—	—	—	—	—	—	150,000
Issuance of common stock for early exercise of stock options	—	—	—	5,020,580	5	—	—	—	—	5
Issuance of common stock upon initial public offering, net of issuance costs of $29,272	—	—	—	20,700,000	21	—	343,308	—	—	343,329
Conversion of Series A convertible preferred stock	(11,743,987)	(411,052)	—	61,655,922	62	—	410,990	—	—	411,052
Issuance of common stock upon conversion of convertible notes	—	—	—	7,856,176	7	—	141,403	—	—	141,410
Adjustment for fractional shares from forward stock split	—	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	—	—	18,566	—	—	18,566
Net loss	—	—	—	—	—	—	—	(211,505)	—	(211,505)
Net unrealized gain on available-for- sale investments	—	—	—	—	—	—	—	—	306	306
Balance — December 31, 2018	—	$—	$—	121,482,671	$121	$—	$914,265	$(211,528)	$306	$703,164

The accompanying notes are an integral part of these financial statements.

ALLOGENE THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2018	Period from November 30, 2017 (Inception) to December 31, 2017
Cash flows from operating activities:
Net loss	$(211,505)	$(2)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	109,436	—
Stock-based compensation	18,566	—
Amortization of other intangible assets acquired	452	—
Depreciation and amortization	1,048	—
Net amortization/accretion on investment securities	(1,036)	—
Non-cash rent expense	1,832	—
Change in fair value of convertible notes payable	21,211	—
Debt issuance costs on convertible notes payable	3,358	—
Income tax benefit	(117)	—
Other	6	—
Changes in operating assets and liabilities:		—
Prepaid expenses and other current assets	(8,598)	—
Other long-term assets	(244)	—
Accounts payable	8,800	—
Accrued and other current liabilities	12,138	2
Net cash used in operating activities	(44,653)	—
Cash flows from investing activities:
Purchases of property and equipment	(3,234)	—
Proceeds from sales of investments	2,606	—
Proceeds from maturities of investments	19,235	—
Purchase of investments	(649,307)	—
Cash paid for acquisition of assets	(2,098)	—
Net cash used in investing activities	(632,798)	—
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	299,281	—
Proceeds from issuance of convertible notes, net of issuance costs	116,842	—
Proceeds from issuance of common stock and upon exercise of stock options	11,370	—
Proceeds from issuance of common stock, net of issuance costs	343,689	—
Net cash provided by financing activities	771,182	—
Net increase in cash, cash equivalents and restricted cash	93,731	—
Cash, cash equivalents and restricted cash — beginning of period	—	—
Cash, cash equivalents and restricted cash — end of period	$93,731	$—
Non-cash operating, investing and financing activities:
Common stock issued on conversion of convertible preferred stock	$411,052	$—
Common stock issued on conversion of convertible notes payable	$141,410	$—
Series A-1 convertible preferred stock issued in asset acquisition	$111,770	$—
PP&E and other assets acquired in asset acquisition	$111,770	$—
Right-of-use asset obtained in exchange for lease liability	$33,015	$—
Property and equipment purchases in accounts payable and accrued liabilities	$3,182	$—
Deferred offering costs included in accounts payable and accrued and other current liabilities	$356	$—
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(31)	$—

The accompanying notes are an integral part of these financial statements.

ALLOGENE THERAPEUTICS, INC.

Notes to Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

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

For the period from November 30, 2017 (inception) to December 31, 2017, the Company incurred $2,000 in start-up costs to establish the Company. Principal operations commenced in April 2018 when Allogene acquired certain assets from Pfizer Inc. (Pfizer) (see Note 6) and completed a Series A and A-1 preferred stock financing (see Note 11).

Initial Public Offering

In October 2018, the Company completed an initial public offering (IPO) of its common stock. In connection with its IPO, the Company issued and sold 20,700,000 shares of its common stock, which included 2,700,000 shares of its common stock issued pursuant to the over-allotment option granted to the underwriters, at a price to the public of $18.00 per share. As a result of the IPO, the Company received $343.3 million in net proceeds, after deducting underwriting discounts and commissions of $26.1 million and offering expenses of $3.2 million payable by the Company. At the closing of the IPO, 11,743,987 shares of outstanding convertible preferred stock were automatically converted into 61,655,922 shares of common stock and the 2018 Notes (see Note 10) were automatically converted into 7,856,176 shares of common stock. Following the IPO, there were no shares of convertible preferred stock or preferred stock outstanding.

Deferred Offering Costs

Offering costs, including legal, accounting, and filing fees related to the IPO, were deferred and were offset against the offering proceeds upon the completion of the IPO. Upon the completion of the IPO in October 2018, $3.2 million of deferred offering costs were reclassified to additional paid in capital. There were no deferred offering costs capitalized as of December 31, 2017.

Forward Stock Split

On October 1, 2018, the Company filed an amendment to the Company’s amended and restated certificate of incorporation to effect a forward split of shares of the Company’s common stock on a 1-for-5.25 basis (the Forward Stock Split). In connection with the Forward Stock Split, the conversion ratio for the Company’s outstanding convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was increased in proportion to the Forward Stock Split. The par value of the common stock was not adjusted as a result of the Forward Stock Split. All references to common stock, options to purchase common stock, early exercised options, share data, per share data, convertible preferred stock (to the extent presented on an as-converted to common stock basis) and related information contained in these financial statements have been retrospectively adjusted to reflect the effect of the Forward Stock Split for all periods presented.

Need for Additional Capital

The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company had cash and cash equivalents and investments of $721.4 million as of December 31, 2018. Since inception through December 31, 2018, the Company has incurred cumulative net losses of $211.5 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company expects that its cash and cash equivalents and investments will be sufficient to fund its operations for a period of at least one year from the date the financial statements are filed with the Securities and Exchange Commission (SEC).

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include but are not limited to the fair value of common stock, the fair value of stock options, the fair value of investments, the fair value of convertible notes payable upon conversion, income tax uncertainties, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances change. Actual results could differ from those estimates.

Concentration of Credit and other Risks and Uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents and investments. The primary objectives for the Company’s investment portfolio are the preservation of capital and the maintenance of liquidity. The Company does not enter into any investment transaction for trading or speculative purposes.

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. The accounts are monitored by management and management believes that the financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2018, the Company has not experienced any credit losses in such accounts or investments.

The Company is subject to a number of risks common for early-stage biopharmaceutical companies industry including, but not limited to, dependency on the clinical and commercial success of its product candidates, ability to obtain regulatory approval of its product candidates, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients, significant competition and untested manufacturing capabilities.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in a single operating segment and has one reportable segment.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

The Company has issued letters of credit under separate lease agreements which have been collateralized by restricted cash. This cash is classified as long-term restricted cash on the accompanying balance sheet based on the terms of the underlying leases.

Investments

Investments are available-for-sale and are carried at estimated fair value. The Company’s valuations of marketable securities are generally derived from independent pricing services based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity, or based on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets. Management determines the appropriate classification of its investments in debt securities at the time of purchase. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date are classified as current.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally three to seven years. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations.

The Company has determined the estimated life of assets to be as follows:

Laboratory Equipment	5 years
Computer Equipment and purchased software	3 - 5 years
Fixtures and Furniture	7 years
Leasehold improvements	Shorter of lease term or useful life

Leases

The Company early adopted Accounting Standards Update (ASU) No. 2016-02, Leases on January 1, 2018. For its long-term operating leases, the Company recognizes a right-of-use asset and a lease liability on its balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.

Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real-estate leases.

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by collaboration partners and third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued and other current liabilities on the balance sheets and within research and development expenses on the statements of operations and comprehensive loss.

The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its collaboration partners and third-party service providers. The Company makes significant judgments and estimates in determining the accrued liabilities balance at the end of each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred since its inception.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s historical operating performance the net deferred tax assets have been fully offset by a valuation allowance.

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which judgment occurs. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of the provision for income taxes.

Stock-Based Compensation

The Company measures its stock-based awards granted to employees, consultants and directors based on the estimated fair values of the awards and recognizes the compensation over the requisite service period. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock-based awards. Stock-based compensation is recognized using the straight-line method. As the stock compensation expense is based on awards ultimately expected to vest, it is reduced by forfeitures. The Company accounts for forfeitures as they occur.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive. Shares of common stock subject to repurchase are excluded from the weighted-average shares.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. For the year ended December 31, 2018 this was comprised of unrealized gains and losses, net of tax, on the Company’s investments. For the period from November 30, 2017 (inception) to December 31, 2017, comprehensive net loss was equal to net loss.

Definite-Lived Intangible Assets

Identifiable intangible assets consist of in-process research and development and workforce associated with the Pfizer asset acquisition. Intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis, generally two years. Acquired in-process research and development intangible assets with no alternative future use are charged to research and development expense when acquired. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Intangible assets are carried at cost less accumulated amortization. Amortization of intangible assets is included in research and development expenses.

Impairment of Long-Lived Assets

Long-lived assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There has been no impairment of long-lived assets for any of the periods presented.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses for the year ended December 31, 2018 primarily consist of acquired intangible assets pursuant to the Asset Contribution Agreement with Pfizer (see Note 6) as, at the time of acquisition of the asset, the technology was under development; was not approved by the U.S. Food and Drug Administration or other regulatory agencies for marketing; had not reached technical feasibility; or otherwise had no foreseeable alternative future use. For the year ended December 31, 2018, the Company recognized expense of $109.4 million related to the acquired intangible in-process research and development.

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

Note 2. Recent Accounting Guidance

Recently Adopted Accounting Pronouncements

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

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Some of the areas of simplification apply only to nonpublic entities. For all entities, the amendments are effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted for any entity in any interim or annual period for which financial statements haven’t been issued or made available for issuance, but not before an entity adopts ASC 606. The Company early adopted this guidance on January 1, 2018. As a result, the accounting for share-based payments to nonemployee consultants is consistent with employees.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash.  This ASU requires changes in restricted cash during the period to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the total in the statement of cash flows to the related captions in the balance sheet.  This guidance is effective for annual and interim periods of public entities beginning after December 15, 2017, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all periods presented. The Company adopted this guidance on January 1, 2018. The adoption of this ASU increased our ending cash balances within the statements of cash flows. The adoption had no other material impacts to the statements of cash flows and had no impact on the results of operations or financial position.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), which provides revised accounting requirements for both lessees and lessors. Lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than short-term leases upon election). The liability is recognized at the present value of future lease payments. The asset is recognized based on the liability. For statements of operations purposes, ASU 2016-02 requires leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018. Early adoption is permitted. The standard requires a modified-retrospective transition method and provides for certain practical expedients. The Company early adopted the new lease standard on July 1, 2018 with the adoption reflected as of January 1, 2018 in accordance with ASU No. 2018-11, Leases (Topic 842) –Targeted Improvements. There were no lease arrangements prior to August 2018 and consequently, the adoption of the standard did not have any impact on periods prior to August 2018.

Recent Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provided amended guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Additionally, under the new guidance, an entity will be required to provide certain disclosures regarding stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and other – Internal-Use Software (Subtopic 350-40), which amended its guidance for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact of adopting this amendment to its financial statements.

Note 3. Fair Value Measurements

The Company follows authoritative accounting guidance, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

There were no Level 3 assets or liabilities at December 31, 2018.

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2018 are presented in the following table:

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money Market Funds (1)	$61,023	$—	$—	$61,023
Commercial Paper	—	4,917	—	4,917
Corporate bonds	—	244,076	—	244,076
U.S. treasury securities	342,001	—	—	342,001
U.S. agency securities	—	62,115	—	62,115
Total financial assets	$403,024	$311,108	$—	$714,132

(1)	Included within cash and cash equivalents on the Company’s balance sheet

The carrying amounts of accounts payable and accrued liabilities approximate their fair values due to their short-term maturities. The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

There were no transfers of assets between the fair value measurement levels during the year ended December 31, 2018.

Note 4. Investments

The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of December 31, 2018 are presented in the following table:

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$61,023	$—	$—	$61,023
Commercial Paper	4,917	—	—	4,917
Corporate bonds	244,136	220	(280)	244,076
U.S. treasury securities	341,696	342	(37)	342,001
U.S. agency securities	61,937	181	(3)	62,115
Total cash equivalents and investments	$713,709	$743	$(320)	$714,132

Classified as:
Cash equivalents				$85,214
Short-term investments				366,952
Long-term investments				261,966
Total cash equivalents, and investments				$714,132

The fair values of available-for-sale debt investments by contractual maturity as of December 31, 2018 were as follows:

Fair Value
(in thousands)
Due in 1 year or less	$375,625
Due in 1 - 2 years	240,614
Due in 3 years	36,870
Instruments not due at a single maturity date	61,023
Total cash equivalents and investments	$714,132

As of December 31, 2018, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized losses on available-for-sale securities for the year ended December 31, 2018. Based on our review of our available-for-sale securities, we believe we had no other-than-temporary impairments on these securities as of December 31, 2018, because we do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for the year ended December 31, 2018.

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

December 31,
2018
(in thousands)
Accrued interest on short-term marketable securities	$3,108
Prepaid insurance	2,376
Prepaid research and development expenses	2,356
Other prepaid and current assets	758
Total prepaid expenses and other current assets	$8,598

Property and Equipment, Net

December 31,
2018
(in thousands)
Laboratory equipment	$5,534
Leasehold improvements	15
Computers equipment and purchased software	1,327
Furniture and fixtures	64
Construction in progress	2,703
Total	9,643
Less: accumulated depreciation	(1,048)
Total property and equipment, net	$8,595

Depreciation and amortization expense for the year ended December 31, 2018 was $1.0 million.

Intangible Assets, Net

	December 31, 2018
	Cost	Accumulated Amortization	Carrying Value
	(in thousands)
Assembled workforce	$1,206	$(452)	$754

As of December 31, 2018, the weighted-average remaining amortization period of the assembled workforce was 1.26 years. Amortization expense related to the assembled workforce intangible assets was $0.5 million for the year ended December 31, 2018.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Accrued research and development expenses	$7,808	$—
Unvested shares liabilities	4,590	—
Accrued compensation and related benefits	4,111	—
Other	612	2
Total accrued and other current liabilities	$17,121	$2

Note 6. Asset Acquisition

In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts described in Note 7, and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer.

As consideration for the purchased assets, the Company issued Pfizer 3,187,772 shares of its Series A-1 convertible preferred stock with an estimated fair value of $111.8 million or $35.06 per share. The Company also incurred $2.1 million of direct expenses related to the asset acquisition, bringing the total consideration to $113.9 million. The fair value of the Series A-1 convertible preferred stock was established using the price per share paid by third-party investors in the concurrent closing of the Series A and A-1 convertible preferred stock financing at $35.06 per share as well as the price per share paid by Pfizer to purchase additional shares of Series A-1 convertible preferred stock at $35.06 per share at the same time and at the same price per share as the rest of Series A and A-1 shares sold in such financing (see Note 11 for additional details). The Series A-1 convertible preferred shares issued to Pfizer had the same rights, preferences and privileges as the Series A convertible preferred shares issued to the third-party investors.

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

The estimated fair values of anti-CD19 CAR T cell therapy and anti-BCMA CAR T cell therapy were determined using a risk-adjusted discounted cash flow approach, which used the present value of the direct cash flows expected to be generated by anti-CD19 CAR T cell therapy and anti-BCMA CAR T cell therapy during their estimated economic lives, net of returns on contributory assets such as working capital, property and equipment, and the assembled workforce. The discount rate of 16.5% was based on rates of return available from alternative investments of similar type and quality as of the valuation date. The remaining IPR&D targets were determined to be more conceptual in nature with nominal value being attributed to them. The estimate of the fair value of the assembled workforce was determined using a replacement cost approach, based on the estimated cost of recruiting and training an equivalent workforce as of the acquisition date.

The amount allocated to intangible IPR&D assets was charged to research and development expenses as these assets had no alternative future use at the time of the acquisition transaction. The remaining intangible asset relates to the assembled workforce which was capitalized and is being amortized over its estimated economic life of two years to research and development expenses.

In addition, under the terms of the Pfizer Agreement, the Company is also required to make milestone payments to Pfizer of $30.0 million or $60.0 million per target (depending on the target, and up to $840.0 million in the aggregate for all targets) upon successful completion of certain regulatory and sales milestones for certain targets covered by the Pfizer Agreement. No milestone payments were made or became due in the year ended December 31, 2018. These contingent payments are not part of the consideration for the purchased assets.

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

Note 7. License and Collaboration Agreements

Asset Contribution Agreement with Pfizer

In connection with the Pfizer Agreement (see Note 6), the Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. No such payments were made in the year ended December 31, 2018.

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

Research Collaboration and License Agreement with Cellectis

As part of the Pfizer Agreement (see Note 6), Pfizer assigned to the Company a Research Collaboration and License Agreement (the Original Cellectis Agreement) with Cellectis S.A. (Cellectis). Pursuant to the Original Cellectis Agreement, the Company has an exclusive, worldwide, royalty-bearing, sublicensable license, on a target-by-target basis, under certain of Cellectis’s intellectual property to make, use, sell, import, and otherwise commercialize products directed at certain targets for the treatment of cancer.

The Original Cellectis Agreement included a research collaboration to conduct discovery and pre-clinical development activities to generate CAR T cells directed at targets selected by each party. Pursuant to the terms of the Original Cellectis Agreement, the research collaboration ended in June 2018. Cellectis has a non-exclusive, worldwide, royalty-free, perpetual and irrevocable license, with sublicensing rights under certain conditions, under certain of the Company’s intellectual property to conduct research, and to make, use, sell, import and otherwise commercialize products directed at Cellectis-selected targets.

The Original Cellectis Agreement requires the Company to make payments of up to $185.0 million per product that is directed against a Company-selected target, with aggregate maximum potential pre-clinical, clinical and commercial milestone payments totaling up to $2.8 billion across all potential targets. Cellectis is also eligible to receive tiered royalties on annual worldwide net sales of any products that are commercialized by the Company that contain or incorporate, or are covered by, certain of Cellectis’s intellectual property at rates in the high single-digit percentages.

Unless earlier terminated in accordance with the agreement, the Original Cellectis Agreement will expire on a product-by-product and country-by-country basis, on the later of (i) the expiration of the last to expire of the licensed patents covering such product, (ii) the loss of regulatory exclusivity afforded such product in such country, and (iii) the tenth anniversary of the date of the first commercial sale of such product in such country; however, in no event will the term extend, with respect to a particular licensed product, past the twentieth anniversary of the first commercial sale for such product.

All costs the Company incurred in connection with this agreement were recognized as research and development expenses. For the year ended December 31, 2018, $0.4 million of costs have been incurred associated with research services performed by Cellectis.

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

For product candidates that the Company is co-developing with Servier, including UCART19 and ALLO-501, the Company is responsible for 60% of the specified development costs and Servier is responsible for the remaining 40% of the specified development costs under the applicable global research and development plan. Subject to certain restrictions, each party has the right to conduct activities that are specific to its territory outside the global research and development plan at such party’s sole expense. In addition, each party is solely responsible for commercialization activities in its territory at such party’s sole expense.

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

For the year ended December 31, 2018 the Company recorded development costs of $4.2 million incurred under the collaboration agreement with Servier. These costs were recognized as research and development expenses.

Note 8. Leases

In August 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term is 127 months beginning August 2018 through February 2029 with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has the right to make tenant improvements, including the addition of laboratory space, with a lease incentive allowance of $5.1 million. The rent payments begin on March 1, 2019 after an abatement period. In connection with the lease, the Company has maintained a letter of credit for the benefit of the landlord in the amount of $1.0 million.

In connection with the lease, the Company recognized an operating lease right-of-use asset of $24.6 million as of December 31, 2018 and an aggregate lease liability of $26.3 million in its balance sheet. The remaining lease term is 10 years and 2 months, and the estimated incremental borrowing rate is 8.0%.

In October 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 14,943 square feet located in South San Francisco, California. The lease term is 124 months beginning November 2018 through February 2029, with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has the right to make tenant improvements, including the upgrading of current office and laboratory space with a lease incentive allowance of $0.8 million. Rent payments began in November 2018. In connection with the lease, the Company has maintained a letter of credit for the benefit of the landlord in the amount of $0.2 million.

In connection with the lease, the Company recognized an operating lease right-of-use asset of $6.2 million as of December 31, 2018 and an aggregate lease liability of $6.3 million in its balance sheet. The remaining lease term is 10 years and 2 months, and the estimated incremental borrowing rate is 8.0%.

In December 2018, the Company entered into two operating leases for office space in New York and Los Angeles for approximately 4,358 and 1,293 square feet respectively. The Company recognized operating lease right-of-use assets of $2.0 million and $0.2 million as of December 31, 2018 and aggregate lease liabilities of $2.0 million and $0.2 million respectively for these leases. The lease term for the New York operating lease is 6 years and 7 months, with no option for renewal. The lease term for the Los Angeles operating lease is 3 years with an option to extend the lease term for another two years which is not reasonably assured of exercise. There were not lease incentive allowances for either location. In connection with the New York lease, the Company maintained a letter of credit for the benefit of the landlord in the amount of $0.1 million. The remaining lease terms were 6 years and 6 months and 2 years and 11 months at December 31, 2018 and the estimated incremental borrowing rates applied were 8% and 7%, respectively.

The undiscounted future non-cancellable lease payments under our operating leases as of December 31, 2018 is as follows:

Year ending December 31:	(in thousands)
2019	$3,602
2020	5,653
2021	5,834
2022	5,942
2023 and thereafter	39,791
Total undiscounted lease payments	60,822
Less: Present value adjustment	(20,107)
Less: Tenant improvement allowance	(5,942)
Total	$34,773

Rent expense for the Company’s operating leases was $1.9 million for the year ended December 31, 2018. Rent expense for short-term leases was $2.6 million for the year ended December 31, 2018. There was a total commitment of $1.6 million at December 31, 2018 related to short-term leases. Variable lease payments for operating expenses were immaterial for the year ended December 31, 2018.

Note 9. Commitments and Contingencies

Purchase Commitments

In the normal course of business, the Company enters into various purchase commitments with third-party contract manufacturers for the manufacture and processing of our product candidates and related raw materials, and we have entered into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred.

Contingencies

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown, because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Indemnification

In accordance with the Company’s amended and restated certificate of incorporation and amended and restated bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving in such capacity. There have been no claims to date, and the Company has a directors and officers liability insurance policy that may enable it to recover a portion of any amounts paid for future claims.

Note 10. Convertible Notes Payable (2018 Notes)

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

On issuance, the Company elected to account for the 2018 Notes at fair value with any changes in estimated fair value being recognized through the statements of operations and comprehensive loss until the 2018 Notes settled. The fair value of the 2018 Notes was determined to be $141.4 million upon settlement. For the year ended December 31, 2018, the Company recognized $21.2 million of expense in the accompanying statements of operations and comprehensive loss for the change in fair value of the 2018 Notes. On issuance, total debt issuance costs of $3.4 million were expensed and recognized as interest expense in the accompanying statements of operations and comprehensive loss.

Note 11. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

Preferred Stock

Pursuant to the Amended and Restated Certificate of Incorporation filed on October 15, 2018, as amended, the Company is authorized to issue a total of 10,000,000 shares of preferred stock, of which no shares were issued and outstanding at December 31, 2018.

Common Stock

Pursuant to the Amended and Restated Certificate of Incorporation filed on October 15, 2018, as amended, the Company was authorized to issue a total of 200,000,000 shares of common stock, of which 121,482,671 shares were issued and outstanding at December 31, 2018.

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

Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2018, no dividends on common stock had been declared by the Company’s board of directors.

Note 12. Stock-Based Compensation

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan provided for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Company’s Board of Directors and consultants of the Company under terms and provisions established by the Company’s Board of Directors. In October 2018, the Board of Directors approved an amendment and restatement of the 2018 Plan, increasing the shares of common stock issuable under the 2018 Plan as well as allowing for an automatic annual increase to the shares issuance under the 2018 Plan to the amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The term of any stock option granted under the 2018 Plan cannot exceed 10 years. The Company generally grants stock-based awards with service conditions only. Options granted typically vest over a four-year period but may be granted with different vesting terms. Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date. If the individual possesses more than 10% of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market value of a common share of stock on the date of grant. This requirement is applicable to incentive stock options only.

As of December 31, 2018, there were 8,176,125 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.

The following summarizes option activity under the 2018 Plan:

		Outstanding Options
	Shares available for Grant under 2018 Plan	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
				(in years)	(in thousands)
Balance, December 31, 2017	—	—	$—	—	$—
Increase in shares reserved for issuance	20,432,250	—
Options granted	(12,336,975)	12,336,975	5.47
Options exercised	—	(5,020,580)	2.27		123,808
Options forfeited	80,850	(80,850)	2.27
Balance, December 31, 2018	8,176,125	7,235,545	$7.72	9.62	$139,001
Exercisable, December 31, 2018		2,657,545	$3.94	9.55	$61,096
Vested and expected to vest, December 31, 2018		7,235,545	$7.72	9.62	$139,001

The aggregate intrinsic values of options exercised, outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common Stock on the Nasdaq Capital Market on December 31, 2018. During the year ended December 31, 2018, the estimated weighted-average grant-date fair value of employee options granted was $3.75 per share. As of December 31, 2018, there was $42.8 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.5 years. No options had vested during the year ended December 31, 2018.

The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2018

Fair value of common stock	$2.27 - $26.52
Expected term in years	5.99 to 6.25
Expected volatility	74.2% - 77.0%
Expected risk-free interest rate	2.74% - 2.99%
Expected dividend	0%

The Black-Scholes option-pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Fair value of common stock—For grants before October 2018 when the Company was private and there was no public market for the Company’s common stock, the fair value of the Company’s common stock underlying share-based awards was estimated on each grant date by the Company’s board of directors. In order to determine the fair value of the Company’s common stock underlying option grants, the Company’s board of directors considered, among other things, valuations of the Company’s common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For all grants subsequent to the Company’s IPO in October 2018, the fair value of common stock was determined by taking the closing price per share of common stock per NASDAQ.

Expected term— The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.

Expected volatility— The Company uses an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company does not have sufficient trading history for its common stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

For the year ended December 31, 2018, total stock-based compensation expense related to stock options was $3.3 million.

Employee Stock Purchase Plan

In October 2018, the shareholders approved the 2018 Employee Stock Purchase Plan (ESPP), which initially reserved 1,160,000 shares of our common stock for employee purchases under terms and provisions established by the Board of Directors. The ESPP is intended to qualify as an ‘employee stock purchase plan’ under Section 423 of the Internal Revenue Code. Under the current offering adopted pursuant to the ESPP, each offering period is approximately 24 months, which is generally divided into four purchase periods of approximately six months.

Employees are eligible to participate if they are employed by the Company. Under the ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of common stock on the first trading day of each offering period or on the purchase date. The ESPP provides for consecutive, overlapping 24-month offering periods. The offering periods are scheduled to start on the first trading day on or after March 16 or September 16 of each year, except for the first offering period which commenced on October 11, 2018, the first trading day after the effective date of the Company’s registration statement. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation.

The fair values of the rights granted under the ESPP were calculated using the following assumptions:

Year Ended December 31, 2018
Expected term (in years)	0.50 – 2.00
Volatility	67.7% - 81.8%
Risk-free interest rate	2.37% - 2.83%
Dividend yield	—

For the year ended December 31, 2018, total stock-based compensation expense related to ESPP was $0.4 million.

Founders’ Stock

Stock-based compensation expense is recognized for shares of founders’ stock as vesting conditions are met. In relation to the modification described in Note 11, 24,230,750 shares of founders’ stock remained unvested at the modification date in April 2018. For the year ended December 31, 2018, $14.9 million of stock-based compensation expense was recognized related to the vesting of 6,562,506 shares of founder stock. At December 31, 2018 there was $44.6 million of unrecognized stock-based compensation expense related to 19,687,487 shares of unvested founders’ stock which is expected to be recognized over 3.2 years. The weighted-average fair value at grant date for founders’ stock was $2.27 per share.

Total stock-based compensation expense related to stock options, employee stock purchase plans and vesting of the founders’ common stock was as follows:

Year Ended
December 31, 2018
(in thousands)
Research and development	$1,657
General and administrative	16,909
Total stock-based compensation expense	$18,566

Early Exercised Options

The Company allows certain of its employees and its directors to exercise options granted under the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities and other long-term liabilities for the noncurrent portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. During the year ended December 31, 2018 5,020,580 options were early exercised. As of December 31, 2018, there was $4.6 million recorded in accrued and other liabilities and $6.8 million recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the financial statements since the exercise date.

Note 13. Related Party Transactions

As of December 31, 2018, Pfizer held 21,976,484 shares of Common Stock and had appointed one member to the Company’s Board of Directors.

In April 2018, the Company and Pfizer entered into a transition services agreement (the Pfizer TSA) for Pfizer to provide professional services to the Company related to research and development, project management, and other administrative functions. For the year ended December 31, 2018 the costs incurred under the Pfizer TSA were $10.1 million, with $4.9 million recorded in general and administrative expense and $5.2 million recorded in research and development expense.

The Company also purchased certain lab supplies and services from Pfizer in connection with its research and development activities. For the year ended December 31, 2018 the total lab supplies and services purchased from Pfizer was $10.4 million, which were recorded as research and development expense.

As of December 31, 2018, the Company had amounts payable to Pfizer of $5.7 million, which were recorded in the accompanying balance sheet.

Consulting Agreements

In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chairman of the board of directors, and a director of the Company to provide various managerial, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement was $0.6 million for the year ended December 31, 2018 and was included in general and administrative expenses.

In June 2018 the Company entered into a consulting services agreement with TPG Capital – FO LLC (TPG FO) a firm affiliated with a beneficial owner of more than 5% of the Company’s capital stock. The costs incurred for services performed under this agreement was $0.3 million for the year ended December 31, 2018 and was included in general and administrative expenses.

In August 2018, the Company entered into a consulting agreement with Bellco Capital LLC (Bellco). The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is the Chairman and an owner of Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company pays Bellco $26,250 per month in arrears commencing June 2018 and, at the Company’s discretion, may pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The cost incurred for services provided, bonus and out-of-pocket expenses incurred under this consulting agreement were $0.5 million for the year ended December 31, 2018 and were included in general and administrative expenses.

Leases

In December 2018, the Company entered into a sublease with Bellco for 1,293 square feet of office space in Los Angeles California for a three-year term. The total right of use asset and associated liability recorded related to this related party lease was $0.2 million at December 31, 2018.

Note 14. 401(k) Plan

In April 2018, the Company began to sponsor a 401(k) retirement savings plan for the benefit of its employees. All employees are eligible to participate, provided they meet the requirements of the plan. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $0.4 million related to matched contributions for the year ended December 31, 2018.

Note 15. Income Taxes

For the period from November 30, 2017 (inception) to December 31, 2017, the Company recorded no income tax expense. For the year ended December 31, 2018, the Company recorded income tax benefit due to the intraperiod tax allocation of deferred income taxes on unrealized gains on available for sale securities recorded in other comprehensive income. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements.

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

	Year Ended December 31,	Period from November 30, (Inception) to December 31,
	2018	2017
Current:	(in thousands)
Federal	$—	$—
State	2	—
	2	—
Deferred:
Federal	(89)	—
State	(30)	—
	(119)	—
Benefit for income taxes	$(117)	$—

Reconciliation of the benefit for income taxes calculated at the statutory rate to our benefit for income taxes is as follows:

	Year Ended December 31,	Period from November 30, (Inception) to December 31,
	2018	2017
	(in thousands)
Tax benefit at federal statutory rate	$(44,441)	$—
State taxes, net of federal benefit	(10,652)	—
Stock-based compensation	3,629	—
Research tax credits	(708)	—
Write-off of in-process R&D	5,247	—
Change in fair value of convertible notes	4,454	—
Change in valuation allowance	41,916	—
Other	438	—
Benefit for incomes taxes	$(117)	$—

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31, 2018	Period from November 30, (Inception) to December 31, 2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$16,437	$—
Tax credit carryforwards	1,239	—
Intangibles	23,086	—
Accrued expenses	952	—
Lease liabilities	9,730	—
Stock based compensation	360	—
Other	—	—
Total deferred tax assets	51,804	—
Deferred tax liabilities:
Fixed assets	(531)	—
Right of use leased assets	(9,239)	—
Investments	(118)	—
Other	—	—
Total deferred tax liabilities	(9,888)	—
Net deferred tax assets	41,916	—
Valuation allowance	(41,916)	—
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $41.9 million during the year ended December 31, 2018.

The following table sets forth our federal and state NOL carryforwards and federal research and development tax credits as of December 31, 2018:

	Amount	Expiration
	(in thousands)
Net operating losses, federal	$59,014	Indefinite
Net operating losses, federal	$2	2037
Net operating losses, state	$57,895	2037 - 2038
Tax credits, federal	$1,180	2037 - 2038
Tax credits, state	$1,120	Indefinite

Current federal and California tax laws include substantial restrictions on the utilization of NOLs and tax credit carryforwards in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize NOLs and tax credit carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income.  An exception is provided in ASC 740 when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year.  In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets.  In instances where a valuation allowance is established against current year losses, income from other sources, including gain from available-for-sale investments recorded as a component of other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets.  For the year ended December 31, 2018, the Company recorded a tax benefit of $0.1 million in other comprehensive income, related to available-for-sale securities.

We apply the provisions of ASC Topic 740 to account for uncertain income tax positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Balance at beginning of the year:
Additions based on tax positions related to current year	$920	$—
Additions to tax position of prior year	—	—
Balance at end of the year	$920	$—

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of interest and other income, net, as necessary.  As of December 31, 2018, there were no accrued interest and penalties related to uncertain tax positions.  The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.  Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.  We are subject to examination by U.S. federal or state tax authorities for all years from inception.

Note 16. Net Loss and Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,	Period from November 30, (Inception) to December 31,
	2018	2017
Numerator:
Net loss	$(211,505)	$(2)
Denominator:
Weighted average common shares outstanding	28,948,386	26,249,993
Net loss per share, basic and diluted	$(7.31)	$(0.00)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,	Period from November 30, (Inception) to December 31,
	2018	2017
Stock options to purchase common stock	7,235,545	—
Founder shares subject to future vesting	19,687,487	—
Early exercised stock options subject to future vesting	5,020,580	—
Total	31,943,612	—

Note 17. Subsequent Events

In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease has a term of fifteen years and eight months, and is expected to commence in March 2020. Upon certain conditions, the Company has two ten-year options to extend the lease. Subject to rent abatement for the second through nine months of the lease, the Company will be required to pay $159,150 per month for rent for the first twelve months of the lease term which will increase at a rate of 3% per year. The Company will be entitled to a tenant improvement allowance of $2.9 million for costs related to the design and construction of certain Company improvements. In connection with the lease, the Company will maintain a letter of credit for the benefit of the landlord in the amount of $3.0 million.

On March 8, 2019, the Company entered into a License Agreement (the Cellectis Agreement) with Cellectis.  In connection with the execution of the Cellectis Agreement, on March 8, 2019, the Company and Cellectis also entered into a letter agreement, pursuant to which the Company and Cellectis agreed to terminate the Original Cellectis Agreement. The Original Cellectis Agreement included a research collaboration to conduct discovery and pre-clinical development activities to generate CAR T cells directed at targets selected by each party, which was completed in June 2018.

The material rights and obligations of the parties under the Cellectis Agreement are otherwise consistent with the material rights and obligations of the parties under the Original Cellectis Agreement.

Note 18. Selected Quarterly Financial Data (unaudited)

The following table provides the selected quarterly financial data for the year ended December 31, 2018 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Loss from operations	$2,597	$135,012	$22,187	$33,046
Net loss	(2,597)	(134,902)	(43,497)	(30,509)
Net loss per share, basic and diluted	$(0.10)	$(43.82)	$(10.71)	$(0.37)

Our loss from operations, net loss, and net loss per share, basic and diluted, for the period from November 30, 2017 (inception) to December 31, 2017, are contained in our accompanying Statements of Operations and Comprehensive Loss for the period from November 30, 2017 (inception) to December 31, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2018, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the year ended December 31, 2018, we implemented an equity management system as well as hired additional experienced staff in an effort to strengthen our overall control environment. Other than these changes mentioned, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information.

On March 8, 2019, we entered into a License Agreement (the Cellectis Agreement) with Cellectis.  In connection with the execution of the Cellectis Agreement, on March 8, 2019, we and Cellectis also entered into a letter agreement (the Letter Agreement), pursuant to which we and Cellectis agreed to terminate the Original Cellectis Agreement.  The Original Cellectis Agreement included a research collaboration to conduct discovery and pre-clinical development activities to generate CAR T cells directed at targets selected by each party, which was completed in June 2018.

The material rights and obligations of the parties under the Cellectis Agreement are otherwise consistent with the material rights and obligations of the parties under the Original Cellectis Agreement.

Pursuant to the Cellectis Agreement, Cellectis granted to us an exclusive, worldwide, royalty-bearing, license, on a target-by-target basis, with sublicensing rights under certain conditions, under certain of Cellectis’s intellectual property, including its TALEN and electroporation technology, to make, use, sell, import, and otherwise exploit and commercialize CAR T products directed at certain targets, including BCMA, FLT3, DLL3 and CD70 (the “Allogene Targets”), for human oncologic therapeutic, diagnostic, prophylactic and prognostic purposes. In addition, certain Cellectis intellectual property rights granted by Cellectis to us and to Servier pursuant to the Exclusive License and Collaboration Agreement by and between Servier and Pfizer, dated October 30, 2016, which Pfizer assigned to us in April 2018, will survive the termination of the Original Cellectis Agreement.

Pursuant to the Cellectis Agreement, we granted Cellectis a non-exclusive, worldwide, royalty-free, perpetual and irrevocable license, with sublicensing rights under certain conditions, under certain of our intellectual property, to make, use, sell, import and otherwise commercialize CAR T products directed at certain targets (the Cellectis Targets).

The Cellectis Agreement provides for development and sales milestone payments by us of up to $185.0 million per product that is directed against an Allogene Target, with aggregate potential development and sales milestone payments totaling up to $2.8 billion. We expect to pay Cellectis $5.0 million upon the dosing of the first patient in its Phase 1 clinical trial of ALLO-715. Cellectis is also eligible to receive tiered royalties on annual worldwide net sales of any products that are commercialized by us that contain or incorporate, are made using or are claimed or covered by, Cellectis intellectual property licensed to us under the Cellectis Agreement (the Allogene Products), at rates in the high single-digit percentages. Such royalties may be reduced, on a licensed product-by-licensed product and country-by-country basis, for generic entry and for payments due under licenses of third party patents. Pursuant to the Cellectis Agreement, and subject to certain exceptions, we are required to indemnify Cellectis against all third party claims related to the development, manufacturing, commercialization or use of any Allogene Product or arising out of our material breach of the representations, warranties or covenants set forth in the Cellectis Agreement, and Cellectis is required, subject to certain exceptions, to indemnify us against all third party claims related to the development, manufacturing, commercialization or use of CAR T products directed at Cellectis Targets or arising out of Cellectis’s material breach of the representations, warranties or covenants set forth in the Cellectis Agreement.

The royalties are payable, on a licensed product-by-licensed product and country-by-country basis, until the later of (i) the expiration of the last to expire of the licensed patents covering such product; (ii) the loss of regulatory exclusivity afforded such product in such country, and (iii) the tenth anniversary of the date of the first commercial sale of such product in such country; however, in no event shall such royalties be payable, with respect to a particular licensed product, past the twentieth anniversary of the first commercial sale for such product.

Depending on the Cellectis Target, we have a right of first refusal or right of first negotiation to purchase or license from Cellectis rights to develop and commercialize products against such Cellectis Targets.

Under the Cellectis Agreement, we have certain diligence obligations to progress the development of CAR T product candidates and to commercialize one CAR T product per Allogene Target in one major market country where we have received regulatory approval. If we materially breach any of our diligence obligations and fails to cure within 90 days, then with respect to certain targets, such target will cease to be an Allogene Target and instead will become a Cellectis Target.

Unless earlier terminated in accordance with its terms, the Cellectis Agreement will expire on a product-by-product and country-by-country basis, upon expiration of all royalty payment obligations with respect to such licensed product in such country. We have the right to terminate the Cellectis Agreement at will upon 60 days’ prior written notice, either in its entirety or on a target-by-target basis. Either party may terminate the Cellectis Agreement, in its entirety or on a target-by-target basis, upon 90 days’ prior written notice in the event of the other party’s uncured material breach. The Cellectis Agreement may also be terminated by us upon written notice at any time in the event that Cellectis becomes bankrupt or insolvent or upon written notice within 60 days of a consummation of a change of control of Cellectis.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC by April 30, 2019 (our “Proxy Statement”) and is incorporated in this Annual Report by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.allogene.com under the Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Code of Business Conduct and Ethics from our Compliance Officer, c/o Allogene Therapeutics, Inc., 210 E. Grand Ave, South San Francisco, CA 94080.

Item 11. Executive Compensation.

The information required by this Item will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated in this Annual Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated in this Annual Report by reference.

Information regarding our equity compensation plans will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated in this Annual Report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in the section headed “Transactions With Related Persons” in our Proxy Statement and is incorporated in this Annual Report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth in the section headed “—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated in this Annual Report by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Part II, Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits.

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38693), filed with the SEC on October 15, 2018).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38693), filed with the SEC on October 15, 2018).
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2

Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on October 2, 2018.

4.3

Investors’ Rights Agreement, dated April  6, 2018, by and among the Registrant and certain of its securityholders, as amended September 5, 2018, (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018)

10.1+

Form of Indemnity Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on October 2, 2018).

10.2+

Indemnification Agreement, dated April 6, 2018, by and between the Registrant and John DeYoung (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on October 2, 2018).

10.3+

Allogene Therapeutics, Inc. Amended and Restated 2018 Equity Incentive Plan (Prior Plan) and Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise and Early Exercise Stock Purchase Agreement thereunder, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018).

10.4+

Allogene Therapeutics, Inc. Amended and Restated 2018 Equity Incentive Plan and Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement thereunder (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-227965), filed with the SEC on October 24, 2018).

10.5+

Allogene Therapeutics, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-227965), filed with the SEC on October 24, 2018).

10.6+

Allogene Therapeutics, Inc. 2018 Change in Control Plan and Severance Benefit Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on October 2, 2018).

10.7+

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on October 2, 2018).

10.8†

Research Collaboration and License Agreement, dated June 17, 2014, by and between the Registrant (assignee of Pfizer Inc.) and Cellectis SA, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed on with the SEC September 14, 2018).

10.9†

Exclusive License and Collaboration Agreement, dated October 30, 2015, by and between the Registrant (assignee of Pfizer Inc.) and Les Laboratoires Servier and Institut de Recherches Internationales Servier (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 17, 2018).

10.10†

Asset Contribution Agreement, dated April 2, 2018, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018).

10.11†

Transition Services Agreement, dated April 6, 2018, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018).

10.12†

Option for Rights to Retained Territory Letter Agreement, dated April 2, 2018, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018).

10.13

Lease, dated August 1, 2018, by and between the Registrant and Britannia Pointe Grand Limited Partnership. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), originally filed with the SEC on September 14, 2018).

10.14+

Employment Agreement by and between the Registrant and David Chang, M.D., Ph.D. (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018).

10.15+

Employment Agreement by and between the Registrant and Eric Schmidt, Ph.D. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018).

10.16+

Employment Agreement by and between the Registrant and Alison Moore, Ph.D. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018).

10.17	Lease Agreement, dated October 25, 2018, by and between the Registrant and HCP, Inc.
10.18	Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California, on March 8, 2019.

Allogene Therapeutics, Inc.

By:	/s/ David Chang, M.D., Ph.D.
David Chang, M.D., Ph.D.
President, Chief Executive Officer and Member of the Board of Directors
(Principal Executive Officer)

By:	/s/ Eric Schmidt, Ph.D.
Eric Schmidt, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Chang, M.D., Ph.D. and Eric Schmidt, Ph.D., and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Chang, M.D., Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	March 8, 2019
David Chang, M.D., Ph.D.	(Principal Executive Officer)

/s/ Eric Schmidt, Ph.D.	Chief Financial Officer	March 8, 2019
Eric Schmidt, Ph.D.	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun, M.D., FACS	Executive Chairman of the Board of Directors	March 8, 2019
Arie Belldegrun, M.D., FACS

/s/ David Bonderman	Member of the Board of Directors	March 8, 2019
David Bonderman

/s/ John DeYoung	Member of the Board of Directors	March 8, 2019
John DeYoung

/s/ Franz Humer, Ph.D.	Member of the Board of Directors	March 8, 2019
Franz Humer, Ph.D.

/s/ Joshua Kazam	Member of the Board of Directors	March 8, 2019
Joshua Kazam

/s/ Deborah M. Messemer	Member of the Board of Directors	March 8, 2019
Deborah M. Messemer

/s/ Todd Sisitsky	Member of the Board of Directors	March 8, 2019
Todd Sisitsky

/s/ Owen Witte, M.D.	Member of the Board of Directors	March 8, 2019
Owen Witte, M.D.