Form 10-Q
period 2019-03-31
Allogene Therapeutics, Inc.
filed 2019-05-07
CIK 1737287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ALLO	The Nasdaq Stock Market LLC

As of May 3, 2019, the registrant had 121,539,320 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLOGENE THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets		(1)
Current assets:
Cash and cash equivalents	$92,748	$92,432
Short-term investments	373,392	366,952
Prepaid expenses and other current assets	10,487	8,598
Total current assets	476,627	467,982
Long-term investments	214,588	261,966
Operating lease right-of-use asset	32,394	33,015
Property and equipment, net	20,426	8,595
Intangible assets, net	603	754
Restricted cash	4,299	1,299
Other long-term assets	432	244
Total assets	$749,369	$773,855
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,976	$12,338
Accrued and other current liabilities	14,289	17,121
Total current liabilities	27,265	29,459
Lease liability, noncurrent	34,811	34,456
Other long-term liabilities	6,065	6,776
Total liabilities	68,141	70,691
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of March 31, 2019 and December 31, 2018; no shares were issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 121,527,320 and 121,482,671 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	121	121
Additional paid-in capital	922,816	914,265
Accumulated deficit	(243,114)	(211,528)
Accumulated other comprehensive income	1,405	306
Total stockholders’ equity	681,228	703,164
Total liabilities and stockholders’ equity	$749,369	$773,855

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The balance sheet as of December 31, 2018 is derived from the audited financial statements as of that date.

ALLOGENE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$23,403	$—
General and administrative	13,058	2,597
Total operating expenses	36,461	2,597
Loss from operations	(36,461)	(2,597)
Interest and other income, net	4,825	—
Loss before income taxes	(31,636)	(2,597)
Benefit from income taxes	50	—
Net Loss	(31,586)	(2,597)
Other comprehensive income:
Net unrealized gain on available-for-sale investments, net of tax	1,099	—
Net comprehensive loss	$(30,487)	$(2,597)
Net loss per share, basic and diluted	$(0.32)	$(0.10)
Weighted-average number of shares used in computing net loss per share, basic and diluted	97,315,890	26,249,993

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.

Condensed Statement of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Notes Receivable from Common	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Stockholders	Capital	Deficit	Income	Equity
Balance — December 31, 2018	121,482,671	$121	$—	$914,265	$(211,528)	$306	$703,164
Stock-based compensation	—	—	—	7,867	—	—	7,867
Employee stock purchase plan	44,649	—	—	684	—	—	684
Net loss	—	—	—	—	(31,586)	—	(31,586)
Net unrealized gain on available-for-sale investments	—	—	—	—	—	1,099	1,099
Balance — March 31, 2019	121,527,320	$121	$—	$922,816	$(243,114)	$1,405	$681,228

	Common Stock		Notes Receivable from Common	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Stockholders	Capital	Deficit	Income	Deficit
Balance — December 31, 2017	26,249,993	$26	$(5)	$—	$(23)	$—	$(2)
Proceeds received from common stockholders for issuance of founders' stock at inception	—	—	5	—	—	—	5
Net loss	—	—	—	—	(2,597)	—	(2,597)
Balance — March 31, 2018	26,249,993	$26	$—	$—	$(2,620)	$—	$(2,594)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.

Condensed Statement of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(31,586)	$(2,597)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	7,867	—
Amortization of other intangible assets acquired	151	—
Depreciation and amortization	544	—
Net amortization/accretion on investment securities	(1,223)	—
Non-cash rent expense	1,275	—
Deferred income taxes	(50)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,892)	5
Other long-term assets	(188)	—
Accounts payable	(348)	—
Accrued and other current liabilities	(4,095)	2,597
Other long-term liabilities	(711)	—
Net cash (used in) provided by operating activities	(30,256)	5
Cash flows from investing activities:
Purchases of property and equipment	(10,423)	—
Proceeds from sales or maturities of investments	95,708	—
Purchase of investments	(52,397)	—
Net cash provided by investing activities	32,888	—
Cash flows from financing activities:
Proceeds from employee stock purchase plan	684	—
Net cash provided by financing activities	684	—
Net increase in cash, cash equivalents and restricted cash	3,316	5
Cash, cash equivalents and restricted cash — beginning of period	93,731	—
Cash, cash equivalents and restricted cash — end of period	$97,047	$5
Non-cash investing and financing activities:
Property and equipment purchase in accounts payable and accrued liabilities	$5,134	$—
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$391	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

1.	Description of Business

Allogene Therapeutics, Inc. (the Company or Allogene) was incorporated on November 30, 2017, in the State of Delaware and is headquartered in South San Francisco, California. Allogene is a clinical-stage immuno-oncology company pioneering the development and commercialization of genetically engineered allogeneic T cell therapies for the treatment of cancer. The Company is developing a pipeline of off-the-shelf T cell product candidates that are designed to target and kill cancer cells.

Initial Public Offering

In October 2018, the Company completed an initial public offering (IPO) of its common stock. In connection with its IPO, the Company issued and sold 20,700,000 shares of its common stock, which included 2,700,000 shares of its common stock issued pursuant to the over-allotment option granted to the underwriters, at a price to the public of $18.00 per share. As a result of the IPO, the Company received approximately $343.0 million in net proceeds, after deducting underwriting discounts and commissions of $26.1 million and offering expenses of approximately $3.2 million payable by the Company. At the closing of the IPO, all 11,743,987 shares of outstanding convertible preferred stock were automatically converted into 61,655,922 shares of common stock and our outstanding convertible promissory notes in $120.2 million principal amount were automatically converted into 7,856,176 shares of common stock. Following the IPO, there were no shares of convertible preferred stock or preferred stock outstanding.

Need for Additional Capital

The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents and investments of $680.7 million as of March 31, 2019. Since inception through March 31, 2019, the Company has incurred cumulative net losses of $243.1 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

The Company intends to raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company expects that its cash and cash equivalents and investments will be sufficient to fund its operations for a period of at least one year from the date the accompanying unaudited condensed financial statements are filed with the Securities and Exchange Commission (SEC).

Forward Stock Split

On October 1, 2018, the Company filed an amendment to the Company’s amended and restated certificate of incorporation to effect a forward split of shares of the Company’s common stock on a 1-for-5.25 basis (the Forward Stock Split). In connection with the Forward Stock Split, the conversion ratio for the Company’s then-outstanding convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was increased in proportion to the Forward Stock Split. The par value of the common stock was not adjusted as a result of the Forward Stock Split. All references to common stock, options to purchase common stock, early exercised options, share data, per share data, convertible preferred stock (to the extent presented on an as-converted to common stock basis) and related information contained in these condensed financial statements have been retrospectively adjusted to reflect the effect of the Forward Stock Split for all periods presented.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included.

The condensed balance sheet as of March 31, 2019, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, the condensed statements of stockholders’ equity (deficit) as of March 31, 2019 and 2018, the condensed statements of cash flows for the three months ended March 31, 2019 and 2018, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include but are not limited to the fair value of common stock, the fair value of stock options, the fair value of convertible notes payable, income tax uncertainties, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2019, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provided amended guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Additionally, under the new guidance, an entity will be required to provide certain disclosures regarding stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance on January 1, 2019.

Recent Accounting Pronouncements Not Yet Adopted

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

The Company measures and reports its cash equivalents, restricted cash, and investments at fair value.

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs.

There were no Level 3 assets or liabilities at March 31, 2019.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2019, are presented in the following tables:

	March 31, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds (1)	$17,162	$—	$—	$17,162
Commercial paper	—	4,952	—	4,952
Corporate bonds	—	246,697	—	246,697
U.S. treasury securities	284,893	—	—	284,893
U.S. agency securities	—	55,238	—	55,238
Total financial assets	$302,055	$306,887	$—	$608,942

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds (1)	$61,023	$—	$—	$61,023
Commercial paper	—	4,917	—	4,917
Corporate bonds	—	244,076	—	244,076
U.S. treasury securities	342,001	—	—	342,001
U.S. agency securities	—	62,115	—	62,115
Total financial assets	$403,024	$311,108	$—	$714,132
(1)	Included within cash and cash equivalents on the Company’s balance sheets

There were no transfers between Levels 1, 2 or 3 for the period presented.

4.	Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of March 31, 2019 are presented in the following table:

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$17,162	$—	$—	$17,162
Commercial paper	4,952	—	—	4,952
Corporate bonds	245,892	827	(22)	246,697
U.S. treasury securities	284,335	560	(2)	284,893
U.S. agency securities	55,029	209	—	55,238
Total cash equivalents and investments	$607,370	$1,596	$(24)	$608,942

Classified as:
Cash equivalents				$20,962
Short-term investments				373,392
Long-term investments				214,588
Total cash equivalents and investments				$608,942

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$61,023	$—	$—	$61,023
Commercial paper	4,917	—	—	4,917
Corporate bonds	244,136	220	(280)	244,076
U.S. treasury securities	341,696	342	(37)	342,001
U.S. agency securities	61,937	181	(3)	62,115
Total cash equivalents and investments	$713,709	$743	$(320)	$714,132

Classified as:
Cash equivalents				$85,214
Short-term investments				366,952
Long-term investments				261,966
Total cash equivalents and investments				$714,132

As of March 31, 2019, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized losses on available-for-sale securities for the period presented. Based on the Company’s review of its available-for-sale securities, the Company believes it had no other-than-temporary impairments on these securities as of March 31, 2019, because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for the three months ended March 31, 2019.

5.	Balance Sheets Components

Prepaid expenses and Other Current Assets

Prepaid expenses and Other Current Assets consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Prepaid research and development expenses	$4,183	$2,356
Accrued interest on investments	3,391	3,108
Prepaid insurance	1,629	2,376
Other prepaid and current assets	1,284	758
Total prepaid expenses and other current assets	$10,487	$8,598

Property and Equipment

Property and Equipment consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Laboratory equipment	$7,417	$5,534
Leasehold improvements	127	15
Computers equipment and purchased software	1,962	1,327
Furniture and fixtures	799	64
Construction in progress	11,713	2,703
Total	22,018	9,643
Less: accumulated depreciation	(1,592)	(1,048)
Total property and equipment, net	$20,426	$8,595

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Unvested shares liabilities	$5,300	$4,590
Accrued research and development expenses	4,872	7,808
Accrued compensation and related benefits	2,719	4,111
Other	1,398	612
Total accrued and other current liabilities	$14,289	$17,121

6.	License Agreements

Asset Contribution Agreement with Pfizer

In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. No such payments were made in the three-months ended March 31, 2019.

Pfizer is also eligible to receive, on a product-by-product and country-by-country basis, royalties in single-digit percentages on annual net sales for products covered by the Pfizer Agreement or that use certain Pfizer intellectual property and for which an investigational new drug application (IND) is first filed on or before April 6, 2023. The Company’s royalty obligation with respect to a given product in a given country begins upon the first sale of such product in such country and ends on the later of (i) expiration of the last claim of any applicable patent or (ii) 12 years from the first sale of such product in such country.

Research Collaboration and License Agreement with Cellectis

As part of the Pfizer Agreement, Pfizer assigned to the Company a Research Collaboration and License Agreement (the Original Cellectis Agreement) with Cellectis S.A. (Cellectis). On March 8, 2019, the Company entered into a License Agreement (the Cellectis Agreement) with Cellectis.  In connection with the execution of the Cellectis Agreement, on March 8, 2019, the Company and Cellectis also entered into a letter agreement (the Letter Agreement), pursuant to which the Company and Cellectis agreed to terminate the Original Cellectis Agreement.  The Original Cellectis Agreement included a research collaboration to conduct discovery and pre-clinical development activities to generate CAR T cells directed at targets selected by each party, which was completed in June 2018.

Pursuant to the Cellectis Agreement, Cellectis granted to the Company an exclusive, worldwide, royalty-bearing license, on a target-by-target basis, with sublicensing rights under certain conditions, under certain of Cellectis’s intellectual property, including its TALEN and electroporation technology, to make, use, sell, import, and otherwise exploit and commercialize CAR T products directed at certain targets, including BCMA, FLT3, DLL3 and CD70 (the Allogene Targets), for human oncologic therapeutic, diagnostic, prophylactic and prognostic purposes. In addition, certain Cellectis intellectual property rights granted by Cellectis to the Company and to Servier pursuant to the Exclusive License and Collaboration Agreement by and between Servier and Pfizer, dated October 30, 2016, which Pfizer assigned to the Company in April 2018, will survive the termination of the Original Cellectis Agreement.

Pursuant to the Cellectis Agreement, the Company granted Cellectis a non-exclusive, worldwide, royalty-free, perpetual and irrevocable license, with sublicensing rights under certain conditions, under certain of our intellectual property, to make, use, sell, import and otherwise commercialize CAR T products directed at certain targets (the Cellectis Targets).

The Cellectis Agreement provides for development and sales milestone payments by the Company of up to $185.0 million per product that is directed against an Allogene Target, with aggregate potential development and sales milestone payments totaling up to $2.8 billion. The Company expects to pay Cellectis $5.0 million upon the dosing of the first patient in its Phase 1 clinical trial of ALLO-715. Cellectis is also eligible to receive tiered royalties on annual worldwide net sales of any products that are commercialized by the Company that contain or incorporate, are made using or are claimed or covered by, Cellectis intellectual property licensed to the Company under the Cellectis Agreement (the Allogene Products), at rates in the high single-digit percentages. Such royalties may be reduced, on a licensed product-by-licensed product and country-by-country basis, for generic entry and for payments due under licenses of third party patents. Pursuant to the Cellectis Agreement, and subject to certain exceptions, the Company is required to indemnify Cellectis against all third party claims related to the development, manufacturing, commercialization or use of any Allogene Product or arising out of the Company’s material breach of the representations, warranties or covenants set forth in the Cellectis Agreement, and Cellectis is required, subject to certain exceptions, to indemnify the Company against all third party claims related to the development, manufacturing, commercialization or use of CAR T products directed at Cellectis Targets or arising out of Cellectis’s material breach of the representations, warranties or covenants set forth in the Cellectis Agreement.

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

Depending on the Cellectis Target, the Company has a right of first refusal or right of first negotiation to purchase or license from Cellectis rights to develop and commercialize products against such Cellectis Targets.

Under the Cellectis Agreement, the Company has certain diligence obligations to progress the development of CAR T product candidates and to commercialize one CAR T product per Allogene Target in one major market country where the Company has received regulatory approval. If the Company materially breaches any of its diligence obligations and fails to cure within 90 days, then with respect to certain targets, such target will cease to be an Allogene Target and instead will become a Cellectis Target.

Unless earlier terminated in accordance with its terms, the Cellectis Agreement will expire on a product-by-product and country-by-country basis, upon expiration of all royalty payment obligations with respect to such licensed product in such country. The Company has the right to terminate the Cellectis Agreement at will upon 60 days’ prior written notice, either in its entirety or on a target-by-target basis. Either party may terminate the Cellectis Agreement, in its entirety or on a target-by-target basis, upon 90 days’ prior written notice in the event of the other party’s uncured material breach. The Cellectis Agreement may also be terminated by the Company upon written notice at any time in the event that Cellectis becomes bankrupt or insolvent or upon written notice within 60 days of a consummation of a change of control of Cellectis.

All costs the Company incurred in connection with this agreement were recognized as research and development expenses.  For the three months ended March 31, 2019, no material costs have been incurred associated with research services performed by Cellectis. As of March 31, 2019, no material amount was recorded in the accrued and other current liabilities in the accompanying condensed balance sheet.

License and Collaboration Agreement with Servier

As part of the Pfizer Agreement, Pfizer assigned to the Company an Exclusive License and Collaboration Agreement (the Servier Agreement), with Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS (collectively, Servier) to develop, manufacture and commercialize certain allogeneic anti-CD19 CAR T cell product candidates, including UCART19, in the United States with the option to obtain the rights over additional products, including other anti-CD19 product candidates.

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

The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones on a target-by-target basis. For products directed against CD19, including UCART19, the Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. The total potential payments that the Company is obligated to make under the Servier Agreement upon successful completion of regulatory and sales milestones are $381.5 million, including the CD19-related milestone payments described above. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42 million and €70.5 million ($79.1 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.

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

For the three months ended March 31, 2019, the Company recorded $0.7 million of costs incurred under the cost-sharing terms of the Servier Agreement as research and development expenses. As of March 31, 2019, amounts due to Servier of $2.2 million was recorded in the accounts payable and $1.0 million in accrued and other current liabilities in the accompanying condensed balance sheet.

7.Leases

In August 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term is 127 months beginning August 2018 through February 2029 with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has the right to make tenant improvements, including the addition of laboratory space, with a lease incentive allowance of $5.1 million. The rent payments began on March 1, 2019 after an abatement period. In connection with the lease, the Company has maintained a letter of credit for the benefit of the landlord in the amount of $1.0 million. In connection with this lease, the Company recognized an operating lease right-of-use asset of $24.2 million as of March 31, 2019 and an aggregate lease liability of $26.7 million in the accompanying condensed balance sheet. The remaining lease term is 9 years and 11 months, and the estimated incremental borrowing rate is 8.0%.

In October 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 14,943 square feet located in South San Francisco, California. The lease term is 124 months beginning November 2018 through February 2029, with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has the right to make tenant improvements, including the upgrading of current office and laboratory space with a lease incentive allowance of $0.8 million. Rent payments began in November 2018. In connection with the lease, the Company has maintained a letter of credit for the benefit of the landlord in the amount of $0.2 million. In connection with this lease, the Company recognized an operating lease right-of-use asset of $6.1 million as of March 31, 2019 and an aggregate lease liability of $6.3 million in the accompanying balance sheet. The remaining lease term is 9 years and 11 months, and the estimated incremental borrowing rate is 8.0%.

In December 2018, the Company entered into two operating leases for office space in New York and Los Angeles for approximately 4,358 and 1,293 square feet respectively. The Company recognized operating lease right-of-use assets of $1.9 million and $0.2 million as of March 31, 2019 and aggregate lease liabilities of $1.9 million and $0.2 million respectively for these leases. The lease term for the New York operating lease is 6 years and 7 months, with no option for renewal. The lease term for the Los Angeles operating lease is 3 years with an option to extend the lease term for another two years which is not reasonably certain of exercise. There were no lease incentive allowances for either location. In connection with the New York lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.1 million. The remaining lease terms were 6 years and 3 months and 2 years and 8 months at March 31, 2019 and the estimated incremental borrowing rates applied were 8% and 7%, respectively.

In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease has a term of 15 years and 8 months and is expected to commence in May 2020. Upon certain conditions, the Company has two ten-year options to extend the lease. Subject to rent abatement for the second through nine months of the lease, the Company will be required to pay $159,150 per month for rent for the first twelve months of the lease term which will increase at a rate of 3% per year. The Company will be entitled to a tenant improvement allowance of $2.9 million for costs related to the design and construction of certain Company improvements. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $3.0 million. The total commitment of undiscounted lease payments for this lease was $36.2 million as at March 31, 2019. The Company has not recognized a right-of-use asset or aggregate lease liability as of March 31, 2019 as the underlying asset was unavailable for use by the Company at any time in the period ended March 31, 2019.

The undiscounted future lease payments under the lease liabilities as of March 31, 2019 were as follows:

Year ending December 31:	(in thousands)
2019 (remaining 9 months)	$3,168
2020	5,971
2021	7,792
2022	7,958
2023	8,213
2024 and thereafter	63,517
Total undiscounted lease payments	96,619
Less: Undiscounted lease payments related to Newark lease	(36,231)
Less: Present value adjustment	(19,333)
Less: Tenant improvement allowance	(5,942)
Total	$35,113

Rent expense for all operating leases was $1.4 million for the three months ended March 31, 2019. Short-term lease expense was $1.0 million for the three months ended March 31, 2019. Variable lease payments for operating expenses was $0.3 million for the three months ended March 31, 2019. There was a total commitment of $0.7 million at March 31, 2019 related to short-term leases.

8.	Stock-Based Compensation

In June 2018, the Company adopted the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan provided for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Company’s board of directors and consultants of the Company under terms and provisions established by the Company’s board of directors. In October 2018, the Board of Directors approved an amendment and restatement of the 2018 Plan, increasing the shares of common stock issuable under the 2018 Plan as well as allowing for an automatic annual increase to the shares issuance under the 2018 Plan to the amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The term of any stock option granted under the 2018 Plan cannot exceed 10 years. The Company generally grants stock-based awards with service conditions only. Options granted typically vest over a four-year period but may be granted with different vesting terms. Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date. Options granted typically vest over a four-year period but may be granted with different vesting terms. Restricted Stock Units granted typically vest annually over a four-year period but may be granted with different vesting terms.

As of March 31, 2019, there were 12,546,247 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.

Stock Option Activity

The following summarizes option activity under the 2018 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term
			(In years)
Balance, December 31, 2018	7,235,545	$7.72	9.62
Options granted	1,834,111	27.29	9.94
Options exercised	—	—	—
Options forfeited	(130,100)	4.60	9.28
Balance, March 31, 2019	8,939,556	$11.78	9.49
Exercisable, March 31, 2019	3,692,378	$10.02	9.48
Vested and expected to vest, March 31, 2019	8,939,556	$11.78	9.49

Restricted Stock Unit Activity

The following summarizes restricted stock unit activity under the 2018 Plan:

	Restricted Stock Units	Weighted- Average Fair Value at Date of Grant per Share
Unvested at December 31, 2018	—	—
Granted	1,102,028	$27.29
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2019	1,102,028	$27.29
Vested and expected to vest, March 31, 2019	1,102,028	$27.29

Total stock-based compensation related to stock options, restricted stock units, employee stock purchase plan and vesting of the founders’ common stock was as follows:

Three Months Ended March 31, 2019
(In thousands)
Research and development	$2,732
General and administrative	5,135
Total stock-based compensation	$7,867

Early Exercised Options

The Company allows certain of its employees and its directors to exercise options granted under the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s board of directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities and other long-term liabilities for the noncurrent portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. As of March 31, 2019, there was $5.3 million recorded in accrued and other liabilities and $6.1 million recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the condensed financial statements since the exercise date.

9.	Related Party Transactions

As of March 31, 2019, Pfizer held 22,032,040 shares of Common Stock and had appointed one member to the Company’s board of directors.

In April 2018, the Company and Pfizer entered into a transition services agreement (the Pfizer TSA) for Pfizer to provide professional services to the Company related to research and development, project management, and other administrative functions. For the three months ended March 31, 2019, the costs incurred under the Pfizer TSA were $2.7 million.

The Company also purchased certain lab supplies from Pfizer in connection with its research and development activities. For the three months ended March 31, 2019, the total lab supplies and services purchased from Pfizer was $0.6 million.

As of March 31, 2019, the Company had an amount payable to Pfizer of $1.7 million, which was recorded in the accrued and other current liabilities on the accompanying condensed balance sheets.

Sublease Agreement

In February 2019, the Company subleased approximately 2,180 square feet of its office space in New York, New York, to ByHeart, Inc., formerly known as Second Science, Inc. (ByHeart). ByHeart is a development stage infant formula company. Two of the Company’s board members have beneficial ownership in ByHeart and one serves on the board of directors of ByHeart. Sublease income for the three months ended March 31, 2019 was $0.1 million and was recognized as other income.

Consulting Agreements

In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chairman of the board of directors, and a director of the Company to provide various managerial, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement was $0.2 million for the three months ended March 31, 2019.

In August 2018, the Company entered into a consulting agreement with Bellco Capital LLC (Bellco). The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is the Chairman and an owner of Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company pays Bellco $33,333.33 per month in arrears commencing January 2019 and, in the Company’s discretion, may pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The cost incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.2 million for the three months ended March 31, 2019.

10.Income Taxes

The Company has a history of losses, and expects to record a loss in 2019. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

11.	Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018

Stock options to purchase common stock	8,939,556	—
Restricted stock units subject to vesting	1,102,028	—
Expected shares purchased under Employee Stock Purchase Plan	265,455	—
Founder shares of common stock subject to future vesting	18,173,066	—
Early exercised stock options subject to future vesting	5,020,580	—
Total	33,500,685	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (Annual Report), which was filed with the Securities and Exchange Commission (SEC) on March 8, 2019. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Allogene,” “we,” “us” and “our” refer to Allogene Therapeutics, Inc., and references to “Servier” collectively refer to Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS.

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

We have a deep pipeline of allogeneic CAR T cell product candidates targeting multiple promising antigens in a host of hematological malignancies and solid tumors. In collaboration with Servier, we are developing UCART19 and ALLO-501, chimeric antigen receptor (CAR) T cell product candidates targeting CD19. Servier is sponsoring two Phase 1 clinical trials of UCART19 in patients with relapsed/refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL), one for adult patients (the CALM trial) and one for pediatric patients (the PALL trial). Servier is also responsible for manufacturing UCART19 and previously experienced UCART19 supply issues that limited its ability to recruit new patients. Servier is currently in the process of advancing its supply and re-initiating recruitment for the CALM and PALL trials. We continue to expect UCART19 to be advanced to potential registrational trials in 2020.

We are sponsoring a Phase 1/2 clinical trial (the ALPHA trial) of ALLO-501 in patients with R/R non-Hodgkin lymphoma (NHL). In January 2019, the U.S. Food and Drug Administration (FDA) cleared our investigational new drug application (IND) and we have opened enrollment in the ALPHA trial at multiple clinical trial sites. We are responsible for manufacturing ALLO-501 and do not believe the UCART19 supply issues will affect our manufacturing of ALLO-501. We expect to report initial data from the Phase 1 portion of the trial in the first half of 2020. We plan to introduce our second-generation version of ALLO-501 prior to the start of the Phase 2 portion of the ALPHA trial. We have removed rituximab recognition domains in the second-generation version of ALLO-501, which we believe will potentially facilitate treatment of patients who were recently treated with rituximab.

In addition, we have submitted an IND to initiate a Phase 1 clinical trial of ALLO-715, an allogeneic CAR T cell product candidate targeting B-cell maturation antigen (BCMA) in patients with R/R multiple myeloma.  The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specification, will be a focus of IND reviews. Subject to IND clearance, we remain on track to initiate the Phase 1 trial in 2019.

Since inception, we have had significant operating losses. Our net loss was $31.6 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $243.1 million. As of March 31, 2019, we had $680.7 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

Our Research Development and License Agreements

Research Collaboration and License Agreement with Cellectis

In June 2014, Pfizer entered into a Research Collaboration and License Agreement (the Original Cellectis Agreement) with Cellectis S.A. (Cellectis). In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement.

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

The material rights and obligations of the parties under the Cellectis Agreement are otherwise consistent with the material rights and obligations of the parties under the Original Cellectis Agreement. See Note 6 to our condensed financial statements included elsewhere in this report for further description of the Cellectis Agreement.

Exclusive License and Collaboration Agreement With Servier

In October 2015, Pfizer entered into an Exclusive License and Collaboration Agreement (Servier Agreement) with Servier to develop, manufacture and commercialize certain allogeneic anti-CD19 CAR products, including UCART19, in the United States with the option to obtain the rights over additional products, including other allogeneic anti-CD19 CAR product candidates. In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. See Note 6 to our condensed financial statements included elsewhere in this report for further description of the Servier Agreement.

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

Pfizer began providing the services in May 2018 and has been continually providing services during the three months ended March 31, 2019. We plan to transition from Pfizer services and facilities throughout 2019. The services and employees for each service may be amended from time to time by the parties.

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

Components of Results of Operations

Operating Expenses

Research and Development

To date, our research and development expenses have related primarily to discovery efforts and preclinical and clinical development of our product candidates. Research and development expenses that were incurred for the three months ended March 31, 2019 related to development of pipeline product candidates UCART19, ALLO-501 and ALLO-715. The most significant research and development expenses for the quarter relates to the following costs incurred for the development of our product candidates, UCART19, ALLO-501 and ALLO-715, which include:

•

expenses incurred under agreements with our collaboration partner and third-party contract organizations, investigative clinical trial sites that conduct research and development activities on our behalf, and consultants;

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	biomarker analysis costs;
•	the cost and timing of manufacturing for the trials;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the total number of cells that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up; and

•	the efficacy and safety profile of the product candidates.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other staff-related costs, including stock-based compensation for options and restricted stock units granted and modification of shares of common stock issued to our founders to include vesting conditions, for personnel in executive, finance, accounting, legal, investor relations, facilities, business development, information technology and human resources functions. Other significant costs include costs relating to facilities and overhead costs, including payments to Pfizer under the TSA for use of their facilities, legal fees relating to corporate and patent matters, insurance, investor relations costs, fees for accounting and consulting services, information technology, and other general and administrative costs. General and administrative costs are expensed as incurred, and we accrue for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from our service providers, and adjusting our accruals as actual costs become known.

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

Results of Operations

Three Months Ended March 31, 2019

Our principal operations commenced in April 2018 when we acquired certain assets from Pfizer and completed a Series A and A-1 preferred stock financing. For the three months ended March 31, 2018, we incurred $2.6 million of general and administrative costs related to the foregoing activities and other start-up activities. Due to our limited operations in this period, the following discussion does not contain a comparison of the results of operations for the three months ended March 31, 2018.

The following sets forth our results of operations for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Operating expenses:
Research and development	$23,403
General and administrative	13,058
Total operating expenses	36,461
Loss from operations	(36,461)
Interest and other income, net	4,825
Loss before income taxes	(31,636)
Benefit from income taxes	50
Net Loss	$(31,586)

Research and Development Expenses

Research and development expenses were $23.4 million for the three months ended March 31, 2019. Research and development expenses consisted primarily of $9.6 million in personnel-related costs, of which $2.7 million is stock-based compensation expense, $8.1 million in external costs related to our clinical programs UCART19, ALLO-501 and ALLO-715, $3.5 million in allocated building rent, facilities and information technology costs and $1.8 million for direct purchases from Pfizer and expenses incurred under the TSA.

General and Administrative Expenses

General and administrative expenses were $13.1 million for the three months ended March 31, 2019. General and administrative expenses consisted primarily of $8.5 million in personnel-related costs, of which $5.1 million is stock-based compensation expense, $2.3 million in advisory costs including legal fees, insurance fees and professional consulting service fees and $1.8 million for expenses incurred under the TSA.

Interest and Other Income, Net

Interest and other income, net was $4.8 million for the three months ended March 31, 2019 and consists primarily of interest earned on our cash equivalents and investments during the period.

Liquidity, Capital Resources and Plan of Operations

To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2019, we had $680.7 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will enable us to maintain our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

In connection with our IPO, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.0 million in net proceeds. At the closing of the IPO, our outstanding convertible promissory notes in $120.2 million principal amount were automatically converted into 7,856,176 shares of common stock.

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

Cash Flows

The following table summarizes our cash flows for the period indicated:

Three Months Ended March 31, 2019
(In thousands)
Net cash (used in) provided by:
Operating activities	$(30,256)
Investing activities	32,888
Financing activities	684
Net increase in cash, cash equivalents and restricted cash	$3,316

Operating Activities

During the three months ended March 31, 2019, cash used in operating activities of $30.3 million was primarily attributable to a net loss of $31.6 million partially offset by non-cash charges of $8.6 million. In addition, there was a cash outflow of $7.2 million due to a net increase in operating assets. The net increase in operating assets was primarily due to an increase in prepaid expenses and other current assets of $1.9 million and a decrease in accrued liabilities of $4.1 million.

Investing Activities

During the three months ended March 31, 2019, cash provided by investing activities of $32.9 million was related to investment maturities of $95.7 million offset by purchases of investments of $52.4 million and purchases of property and equipment of $10.4 million.

Financing Activities

During the three months ended March 31, 2019, cash provided by financing activities of $0.7 million was related to net proceeds from the purchase of common stock through the employee stock purchase program.

Contractual Obligations and Commitments

For our contractual obligations and commitments as of December 31, 2018, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.  In the three months ended March 31, 2019, we entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease has a term of 15 years and 8 months and is expected to commence in May 2020. Upon certain conditions, we have two ten-year options to extend the lease. Subject to rent abatement for the second through nine months of the lease, we will be required to pay $159,150 per month for rent for the first twelve months of the lease term which will increase at a rate of 3% per year.

Commitments

Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis and Servier. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of March 31, 2019, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see “—Our Research Development and License Agreements” above.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed financial statements appearing under Part 1, Item 1 of this report for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate fluctuations.

Interest Rate Risk

Our cash, cash equivalents and investments of $680.7 million as of March 31, 2019, consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on March 31, 2019 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.

Foreign Exchange Rate Risk

Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in foreign currency, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in foreign exchange rates during the periods presented would not have had a material effect on our condensed financial statements. As of March 31, 2019, we had $3.2 million of liabilities denominated in foreign currencies.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (Annual Report), which was filed with the Securities and Exchange Commission (SEC) on March 8, 2019.

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

We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*

We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only recently acquired rights to an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2018, we reported a net loss of $211.5 million. For the quarter ended March 31, 2019, we reported a net loss of $31.6 million. As of March 31, 2019, we had an accumulated deficit of $243.1 million.

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

Our engineered allogeneic T cell product candidates represent a novel approach to cancer treatment that creates significant challenges for us.*

We are developing a pipeline of allogeneic T cell product candidates that are engineered from healthy donor T cells to express CARs and are intended for use in any patient with certain cancers. Advancing these novel product candidates creates significant challenges for us, including:

•	manufacturing our product candidates to our or regulatory specifications and in a timely manner to support our clinical trials, and, if approved, commercialization;
•	sourcing clinical and, if approved, commercial supplies for the raw materials used to manufacture our product candidates;
•	understanding and addressing variability in the quality of a donor’s T cells, which could ultimately affect our ability to produce product in a reliable and consistent manner;
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

Our business is highly dependent on the success of UCART19 and ALLO-501. If we or Servier are unable to obtain approval for UCART19 and ALLO-501 and effectively commercialize UCART19 and ALLO-501 for the treatment of patients in approved indications, our business would be significantly harmed.*

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced product candidates, UCART19 and ALLO-501. UCART19 is in the early stages of development and has only been administered in a limited number of patients in Phase 1 clinical trials. The results to date may not predict results for our planned trial or any future studies of UCART19 or any other allogeneic CAR T product candidate. Because UCART19 and ALLO-501 are among the first allogeneic products to be evaluated in the clinic, the failure of either product candidate, or the failure of other allogeneic T cell therapies, may significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies, particularly if high or uncontrolled rates of GvHD are observed. If significant GvHD events are observed with the administration of UCART19 or ALLO-501, or if either product candidate is viewed as less safe or effective than autologous therapies, our ability to develop other allogeneic therapies may be significantly harmed.

We are also dependent on Servier to oversee the manufacturing of UCART19 and conduct the UCART19 trials in a timely and appropriate manner. Servier has experienced UCART19 supply issues that limited its ability to recruit new patients. Significant delays in enrollment, due to supply issues or results from the CALM and PALL studies or other reasons, could affect the progress and success of the CALM and PALL clinical trials, our leadership position in the allogeneic CAR T industry and the ability to progress additional product candidates.  In addition, we expect Servier to submit a revised pediatric investigation plan for UCART19 to the EMA in 2019. The EMA could reject the revised pediatric investigation plan, which would affect Servier’s ability to progress the PALL2 clinical trial on the timeframe currently anticipated or at all.

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

In the PALL and CALM clinical trials, the most common severe or life threatening adverse events resulted from CRS, prolonged cytopenia and neutropenic sepsis. Multiple patients have also died in these trials, including two deaths that were attributed to UCART19, as further described in our Annual Report under the heading “Business—Product Pipeline and Development Strategy—UCART19—Clinical Data”. In the future, patients may experience additional adverse events related to the lymphodepletion regimen as well as UCART19, some of which may result in death. As we treat more patients with UCART19 in our clinical trials, new less common side effects may also emerge.

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

We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.*

We recently submitted an IND to the FDA to initiate a clinical trial of ALLO-715 targeting BCMA for the treatment of patients with R/R multiple myeloma, and plan to submit INDs for additional product candidates in the future. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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

Monitoring and managing toxicities in patients receiving our product candidates is challenging, which could adversely affect our ability to obtain regulatory approval and commercialize.*

For our clinical trials of UCART19 and ALLO-501 and in our planned clinical trials of other product candidates, we and Servier contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, these centers and hospitals may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using UCART19 or ALLO-501, if approved, on a commercial basis could have similar difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of UCART19 or ALLO-501 may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Use of these medicines may increase with new physicians and centers administering our product candidates.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

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

In addition, prior treatment with rituximab may interfere with ALLO-501 as ALLO-501 contains rituximab recognition domains.  Since rituximab is a typical part of a treatment regimen for a patient with NHL, patient eligibility for the ALLO-501 trial may be limited. Patients may also undergo plasmapheresis to remove rituximab prior to infusion of ALLO-501, which may cause separate adverse effects. We plan to introduce our second-generation version of ALLO-501 in the ALPHA trial. We have removed the rituximab recognition domains in the second generation of ALLO-501, which we believe will potentially facilitate treatment of patients who were recently treated with rituximab. However, we may have difficultly manufacturing or otherwise advancing the second generation of ALLO-501.

Our clinical trials will also compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, some of our clinical trial sites are also being used by some of our competitors, which may reduce the number of patients who are available for our clinical trials in that clinical trial site.

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

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.*

The FDA often approves new therapies initially only for use in patients with R/R metastatic disease. We expect to initially seek approval of our product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment. There is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials, including potentially comparative trials against approved therapies. We are also targeting a similar patient population as autologous CAR T product candidates, including approved autologous CAR T products. Our therapies may not be as safe and effective as autologous CAR T therapies and may only be approved for patients who are ineligible for autologous CAR T therapy.

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

Our development strategy relies on incorporating an anti-CD52 monoclonal antibody as part of the lymphodepletion preconditioning regimen prior to infusing allogeneic CAR T cell product candidates.*

We plan to utilize an anti-CD52 monoclonal antibody as part of a lymphodepletion regimen to be infused prior to infusing our product candidates, such as UCART19, ALLO-501 and ALLO-715. While we believe an anti-CD52 antibody may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which such engineered allogeneic T cells can actively target and destroy cancer cells, the antibody may not have the benefits that we anticipate and could have adverse effects. For instance, our lymphodepletion regimen, including using an anti-CD52 antibody, will cause a transient and sometimes prolonged immune suppression.

In the ongoing CALM and PALL trials, we use a commercially available monoclonal antibody, alemtuzumab, that binds CD52. Alemtuzumab is known to have risk of causing certain adverse events.  The EMA recently started a review of alemtuzamab in the context of the treatment of multiple sclerosis following new reports of immune-mediated conditions and problems affecting the heart and blood vessels, including fatal cases. If the EMA limits the use of alemtuzamab or anti-CD52 antibodies, our clinical program would be adversely affected.

To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647.  We plan to use ALLO-647 in our clinical trial of ALLO-501 and, subject to regulatory acceptance, our clinical trial of ALLO-715. Subject to regulatory acceptance, Servier may also use ALLO-647 in the Servier sponsored clinical trials of UCART19. However, we may be unable to agree with Servier an appropriate arrangement for the use of ALLO-647, and we are dependent on Servier’s ability to progress the UCART19 trials. ALLO-647 may also cause adverse events, such as those events that alemtuzumab may cause. In addition, we may have to license certain rights relating to ALLO-647 from third parties. If we are unable to secure such rights, we may not be able to progress the commercialization of ALLO-647.

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

We intend to operate our own manufacturing facility, which will require significant resources and we may fail to successfully operate our facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.*

We may not be able to achieve clinical or commercial manufacturing and cell processing on our own or at our CMO, including mass-producing off-the-shelf product to satisfy demands for any of our product candidates. While we believe the manufacturing and processing approaches are appropriate to support our clinical product development, we have limited experience in managing the allogeneic T cell engineering process, and our allogeneic processes may be more difficult or more expensive than the approaches taken by our competitors. We cannot be sure that the manufacturing processes employed by us or the technologies that we incorporate for manufacturing will result in T cells that will be safe and effective.

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

We or our CMO may fail to manage the logistics of storing and shipping our raw materials and product candidates. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could result in the inability to manufacture product, the loss of usable product or prevent or delay the delivery of product candidates to patients.

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

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.*

The biopharmaceutical industry, and the immuno-oncology industry specifically, is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

Specifically, engineered T cells face significant competition from multiple companies. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Item 1. Business—Competition” in our Annual Report.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Executive Chairman, our President and Chief Executive Officer, our Chief Technical Officer and our Chief Financial Officer. In addition, we are currently dependent on our TSA with Pfizer for personnel support. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct substantially all of our operations at our facilities in South San Francisco. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock unit (RSU) awards that vest over time. The value to employees of stock options and RSU awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of May 6, 2019, we had 151 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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

As of March 31, 2019, we had $680.7 million in cash and cash equivalents and available-for-sale investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

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

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.*

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We may rely on third parties to manufacture our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.*

Servier is responsible for UCART19 manufacturing and is working with a CMO in Europe to provide clinical supply for the CALM and PALL clinical trials. Servier has experienced UCART19 supply issues that limited its ability to recruit new patients. ALLO-501 has the same molecular design as UCART19, but is produced by a different CMO using a different manufacturing process. ALLO-501 and ALLO-715 will be manufactured in the United States, at least initially, by a CMO, and we will manage other aspects of the supply, including planning, CMO oversight, disposition and distribution logistics. There can be no assurance that we or Servier will not experience additional supply or manufacturing issues in the future.

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

Our contract manufacturers would also be subject to the same risks we face in developing our own manufacturing capabilities, as described above. For instance, our CMO has certain responsibilities for storage of raw materials, and the damage or loss of such raw materials could materially impact our ability to manufacture and supply our product candidates. Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue. In addition, we will rely on third parties to perform release tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm.

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

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.*

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive approval of a biologics license application (BLA) from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product.

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

•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	addressing any patient safety concerns that arise during the course of a trial;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of qualified materials under cGMPs and delivering product candidates for use in clinical trials.

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

For ALLO-501, we may have additional difficulties progressing the ALPHA trial as we plan to introduce our second-generation version of ALLO-501 prior to the start of the Phase 2 portion of the ALPHA trial, and the FDA may disagree with the plan or require a complete Phase 1 study of the second-generation ALLO-501 product candidate.

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

ALLO-647 will also require regulatory review prior to its use in new clinical trials and the FDA may not accept the use of ALLO-647 in our clinical trials in a timely manner or at all. In addition, we cannot be certain we will be able to successfully obtain regulatory approval of ALLO-647 in a timely manner or at all. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic T cell product candidates. Additionally, regulatory authorities may seek to understand the contribution of the lymphodepletion regimen, including the use of an anti-CD52 antibody, to any treatment effect.

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

Negative public opinion and increased regulatory scrutiny of genetic research and therapies involving gene editing may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.*

The gene-editing technologies that we use are novel. Public perception may be influenced by claims that gene editing is unsafe, and products incorporating gene editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in our targeted diseases prescribing our product candidates as treatments in lieu of, or in addition to, existing, more familiar, treatments for which greater clinical data may be available. Any increase in negative perceptions of gene editing may result in fewer physicians prescribing our treatments or may reduce the willingness of patients to utilize our treatments or participate in clinical trials for our product candidates. In addition, given the novel nature of gene-editing and cell therapy technologies, governments may place import or export restrictions in order to retain control of the technologies. Increased negative public opinion or more restrictive government regulations either in the United States or internationally, would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for such product candidates.

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

•	our failure to commercialize our product candidates;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers or suppliers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to immuno-oncology or related to the use of our product candidates or pre-conditioning regimen;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial cancer target markets;
•	our ability to successfully treat additional types of cancers or at different stages;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our disclosure controls or internal controls;
•	disagreements with our auditor or termination of an auditor engagement;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	changes in the structure of healthcare payment systems;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We have registered on Form S-8 all shares of common stock that are issuable under our 2018 Plan. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the 2018 Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We may also sell our common stock as part of entering into strategic alliances, creating joint ventures or collaborations or entering into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to the 2018 Plan, our management is authorized to grant stock options and RSU awards to our employees, directors and consultants.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank money market accounts. Through March 31, 2019, we have not used any of the net proceeds from our IPO. We are investing these funds in some combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the Prospectus. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

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

4.3

Investors Rights Agreement, dated April 6, 2018, as amended September 5, 2018, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018).

10.1

Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual report on Form 10-K (File No. 001-38693), filed with the SEC on March 8, 2019).

10.2*	License Agreement, dated March 8, 2019, between the Registrant and Cellectis S.A.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

*

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2019	By:	/s/ David Chang
David Chang, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Eric Schmidt
Eric Schmidt, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)