Form 10-Q
period 2019-06-30
Allogene Therapeutics, Inc.
filed 2019-08-07
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38693
________________________________________________________
Allogene Therapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________________

Delaware	82-3562771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
210 East Grand Avenue South San Francisco, California (Address of principal executive offices)	94080 (Zip Code)
Registrant’s telephone number, including area code: (650) 457-2700

N/A
(Former name, former address and former fiscal year, if changed since last report)
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

As of August 2, 2019, the registrant had 121,748,981 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets		(1)
Current assets:
Cash and cash equivalents	$112,584	$92,432
Short-term investments	389,840	366,952
Prepaid expenses and other current assets	9,118	8,598
Total current assets	511,542	467,982
Long-term investments	147,769	261,966
Operating lease right-of-use asset	31,880	33,015
Property and equipment, net	35,817	8,595
Intangible assets, net	452	754
Restricted cash	4,299	1,299
Other long-term assets	2,238	244
Total assets	$733,997	$773,855
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,503	$12,338
Accrued and other current liabilities	14,497	17,121
Total current liabilities	38,000	29,459
Lease liability, noncurrent	34,867	34,456
Other long-term liabilities	5,495	6,776
Total liabilities	78,362	70,691
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of June 30, 2019 and December 31, 2018; no shares were issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 121,631,278 and 121,482,671 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	122	121
Additional paid-in capital	937,709	914,265
Accumulated deficit	(284,357)	(211,528)
Accumulated other comprehensive income	2,161	306
Total stockholders’ equity	655,635	703,164
Total liabilities and stockholders’ equity	$733,997	$773,855
The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The balance sheet as of December 31, 2018 is derived from the audited financial statements as of that date.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$31,774	$122,486	$55,177	$122,486
General and administrative	14,187	12,526	27,245	15,123
Total operating expenses	45,961	135,012	82,422	137,609
Loss from operations	(45,961)	(135,012)	(82,422)	(137,609)
Interest and other income, net	4,559	110	9,384	110
Loss before income taxes	(41,402)	(134,902)	(73,038)	(137,499)
Benefit from income taxes	159	—	209	—
Net loss	(41,243)	(134,902)	(72,829)	(137,499)
Other comprehensive income:
Net unrealized gain on available-for-sale investments, net of tax	756	—	1,855	—
Net comprehensive loss	$(40,487)	$(134,902)	$(70,974)	$(137,499)
Net loss per share, basic and diluted	$(0.41)	$(43.82)	$(0.74)	$(9.42)
Weighted-average number of shares used in computing net loss per share, basic and diluted	99,846,946	3,078,783	98,588,410	14,600,379
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except share amounts)

	Convertible Preferred Stock		Subscription Receivable from Preferred Stockholders	Common Stock		Notes Receivable from Common Stockholders	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance - March 31, 2019	—	$—	$—	121,527,320	$121	$—	$922,816	$(243,114)	$1,405	$681,228
Issuance of common stock upon exercise of stock options	—	—	—	103,958	1	—	236	—	—	237
Vesting of early exercised common stock	—	—	—	—	—	—	3,170	—	—	3,170
Stock-based compensation	—	—	—	—	—	—	11,487	—	—	11,487
Net loss	—	—	—	—	—	—	—	(41,243)	—	(41,243)
Net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	756	756
Balance - June 30, 2019	—	$—	$—	121,631,278	$122	$—	$937,709	$(284,357)	$2,161	$655,635

	Convertible Preferred Stock		Subscription Receivable from Preferred Stockholders	Common Stock		Notes Receivable from Common Stockholders	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance - December 31, 2018	—	$—	$—	121,482,671	$121	$—	$914,265	$(211,528)	$306	$703,164
Issuance of common stock upon exercise of stock options	—	—	—	103,958	1	—	236	—	—	237
Vesting of early exercised common stock	—	—	—	—	—	—	3,170	—	—	3,170
Stock-based compensation	—	—	—	—	—	—	19,354	—	—	19,354
Employee stock purchase plan	—	—	—	44,649	—	—	684	—	—	684
Net loss	—	—	—	—	—	—	—	(72,829)	—	(72,829)
Net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	1,855	1,855
Balance - June 30, 2019	—	$—	$—	121,631,278	$122	$—	$937,709	$(284,357)	$2,161	$655,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity (Deficit) - (Continued)
(Unaudited)
(In thousands, except share amounts)

	Convertible Preferred Stock		Subscription Receivable from Preferred Stockholders	Common Stock		Notes Receivable from Common Stockholders	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount		Shares	Amount
Balance - March 31, 2018	—	$—	$—	26,249,993	$26	$—	$—	$(2,620)	$—	$(2,594)
Issuance of Series A convertible preferred shares at $35.06 per share, net of issuance costs of $635	7,557,990	264,365	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares at $35.06 per share in connection with asset acquisition	3,187,772	111,770	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares at $35.06 per share, net of issuance costs of $84	998,225	34,917	—	—	—	—	—	—	—	—
Subscriptions receivable from preferred stockholders	—	—	(150,000)	—	—	—	—	—	—	—
Issuance of common stock for early exercise of stock option	—	—	—	1,464,750	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	8,056	—	—	8,056
Net and comprehensive loss	—	—	—	—	—	—	—	(134,902)	—	(134,902)
Adjustment for fractional shares from forward stock split	—	—	—	—	1	—	(2)	—	—	(1)
Balance - June 30, 2018	11,743,987	$411,052	$(150,000)	27,714,743	$28	$—	$8,054	$(137,522)	$—	$(129,440)

	Convertible Preferred Stock		Subscription Receivable from Preferred Stockholders	Common Stock		Notes Receivable from Common Stockholders	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount		Shares	Amount
Balance - December 31, 2017	—	$—	$—	26,249,993	$26	$(5)	$—	$(23)	$—	$(2)
Issuance of Series A convertible preferred shares at $35.06 per share, net of issuance costs of $635	7,557,990	264,365	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares at $35.06 per share in connection with asset acquisition	3,187,772	111,770	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares at $35.06 per share, net of issuance costs of $84	998,225	34,917	—	—	—	—	—	—	—	—
Subscriptions receivable from preferred stockholders	—	—	(150,000)	—	—	—	—	—	—	—
Proceeds received from common stockholders for issuance of founders' stock at inception	—	—	—	—	—	5	—	—	—	5
Issuance of common stock for early exercise of stock option	—	—	—	1,464,750	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	8,056	—	—	8,056
Net and comprehensive loss	—	—	—	—	—	—	—	(137,499)	—	(137,499)
Adjustment for fractional shares from forward stock split	—	—	—	—	1	—	(2)	—	—	(1)
Balance - June 30, 2018	11,743,987	$411,052	$(150,000)	27,714,743	$28	$—	$8,054	$(137,522)	$—	$(129,440)
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(72,829)	$(137,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	109,436
Stock-based compensation	19,354	8,056
Amortization of other intangible assets acquired	301	151
Depreciation and amortization	1,543	299
Net amortization/accretion on investment securities	(2,285)	—
Non-cash rent expense	1,548	—
Deferred income taxes	(209)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(521)	(337)
Other long-term assets	(1,993)	—
Accounts payable	1,332	1,268
Accrued and other current liabilities	(107)	12,584
Other long-term liabilities	(1,282)	—
Net cash used in operating activities	(55,148)	(6,042)
Cash flows from investing activities:
Purchases of property and equipment	(18,279)	(536)
Cash paid for acquisition of assets	—	(2,098)
Proceeds from maturities of investments	197,415	—
Purchase of investments	(101,756)	—
Net cash provided by (used in) investing activities	77,380	(2,634)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	149,282
Proceeds from issuance of common stock and upon exercise of stock options	236	3,321
Proceeds from employee stock purchase plan	684	—
Net cash provided by financing activities	920	152,603
Net increase in cash, cash equivalents and restricted cash	23,152	143,927
Cash, cash equivalents and restricted cash — beginning of period	93,731	—
Cash, cash equivalents and restricted cash — end of period	$116,883	$143,927
Non-cash investing and financing activities:
Property and equipment purchase in accounts payable and accrued liabilities	$13,667	$60
Subscriptions receivable from preferred shareholders	$—	$150,000
Series A-1 convertible preferred stock issued in asset acquisition	$—	$111,770
Vesting of early exercised options	$3,170	$—
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$1,156	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Notes to Condensed Financial Statements

1.	Description of Business
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
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents and investments of $650.2 million as of June 30, 2019. Since inception through June 30, 2019, the Company has incurred cumulative net losses of $284.4 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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

The condensed balance sheet as of June 30, 2019, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, the condensed statements of stockholders’ equity (deficit) as of June 30, 2019 and 2018, the condensed statements of cash flows for the six months ended June 30, 2019 and 2018, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2019.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2019, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.
Recently Adopted Accounting Pronouncements
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provided amended guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Additionally, under the new guidance, an entity will be required to provide certain disclosures regarding stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance on January 1, 2019. Adoption of the new guidance had no significant impact on the Company’s condensed financial statements.
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
There were no Level 3 assets or liabilities as of June 30, 2019 and as of December 31, 2018.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2019 and as of December 31, 2018 are presented in the following tables:

	June 30, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds (1)	$33,288	$—	$—	$33,288
Commercial paper	—	4,988	—	4,988
Corporate bonds	—	225,669	—	225,669
U.S. treasury securities	265,929	—	—	265,929
U.S. agency securities	—	52,818	—	52,818
Total financial assets	$299,217	$283,475	$—	$582,692

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds (1)	$61,023	$—	$—	$61,023
Commercial paper	—	4,917	—	4,917
Corporate bonds	—	244,076	—	244,076
U.S. treasury securities	342,001	—	—	342,001
U.S. agency securities	—	62,115	—	62,115
Total financial assets	$403,024	$311,108	$—	$714,132

(1)	Included within cash and cash equivalents on the Company’s balance sheets
There were no transfers between Levels 1, 2 or 3 for the period presented.

4.	Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of June 30, 2019 and as of December 31, 2018 are presented in the following tables:

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$33,288	$—	$—	$33,288
Commercial paper	4,988	—	—	4,988
Corporate bonds	224,407	1,272	(10)	225,669
U.S. treasury securities	264,996	933	—	265,929
U.S. agency securities	52,527	291	—	52,818
Total cash equivalents and investments	$580,206	$2,496	$(10)	$582,692

Classified as:
Cash equivalents				$45,083
Short-term investments				389,840
Long-term investments				147,769
Total cash equivalents and investments				$582,692

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$61,023	$—	$—	$61,023
Commercial paper	4,917	—	—	4,917
Corporate bonds	244,136	220	(280)	244,076
U.S. treasury securities	341,696	342	(37)	342,001
U.S. agency securities	61,937	181	(3)	62,115
Total cash equivalents and investments	$713,709	$743	$(320)	$714,132

Classified as:
Cash equivalents				$85,214
Short-term investments				366,952
Long-term investments				261,966
Total cash equivalents and investments				$714,132
As of June 30, 2019, the remaining contractual maturities of available-for-sale securities were less than 3 years. There have been no significant realized losses on available-for-sale securities for the period presented. Based on the Company’s review of its available-for-sale securities, the Company believes it had no other-than-temporary impairments on these securities as of June 30, 2019, because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for the three and six months ended June 30, 2019.

5.	Balance Sheets Components
Prepaid expenses and Other Current Assets
Prepaid expenses and Other Current Assets consist of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Accrued interest on investments	$3,285	$3,108
Prepaid research and development expenses	3,227	2,356
Prepaid insurance	892	2,376
Other prepaid and current assets	1,714	758
Total prepaid expenses and other current assets	$9,118	$8,598
Property and Equipment
Property and Equipment consist of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Laboratory equipment	$9,453	$5,534
Leasehold improvements	126	15
Computers equipment and purchased software	3,324	1,327
Furniture and fixtures	2,026	64
Construction in progress	23,479	2,703
Total	38,408	9,643
Less: accumulated depreciation	(2,591)	(1,048)
Total property and equipment, net	$35,817	$8,595

Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Accrued research and development expenses	$5,365	$7,808
Accrued compensation and related benefits	4,036	4,111
Unvested shares liabilities	2,842	4,590
Other	2,254	612
Total accrued and other current liabilities	$14,497	$17,121

6.	License Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. No such payments were made in the three and six months ended June 30, 2019.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses.  For the three and six months ended June 30, 2019, no costs were incurred related to research services performed by Cellectis under this agreement. For the three and six months ended June 30, 2018, $0.4 million of costs were incurred associated with research services performed by Cellectis under this agreement. As of June 30, 2019, no material amount was recorded in the accrued and other current liabilities in the accompanying condensed balance sheet.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones on a target-by-target basis. For products directed against CD19, including UCART19, the Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. The total potential payments that the Company is obligated to make under the Servier Agreement upon successful completion of regulatory and sales milestones are $381.5 million, including the CD19-related milestone payments described above. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42 million and €70.5 million ($80.3 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.
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
For the three and six months ended June 30, 2019, the Company recorded $2.4 million and $3.1 million of costs incurred under the cost-sharing terms of the Servier Agreement as research and development expenses. For the three and six months ended June 30, 2018, the Company recorded $3.2 million of costs as research and development expenses. As of June 30, 2019, amounts due to Servier of $2.7 million was recorded in accounts payable and $2.6 million in accrued and other current liabilities in the accompanying condensed balance sheet.

7.	Leases
In August 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term is 127 months beginning August 2018 through February 2029 with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has the right to make tenant improvements, including the addition of laboratory space, with a lease incentive allowance of $5.1 million. The rent payments began on March 1, 2019 after an abatement period. In connection with the lease, the Company has maintained a letter of credit for the benefit of the landlord in the amount of $1.0 million. In connection with this lease, the Company recognized an operating lease right-of-use asset of $23.8 million as of June 30, 2019 and an aggregate lease liability of $26.8 million in the accompanying condensed balance sheet. The remaining lease term is 9 years and 8 months, and the estimated incremental borrowing rate is 8.0%.
In October 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 14,943 square feet located in South San Francisco, California. The lease term is 124 months beginning November 2018 through February 2029, with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has the right to make tenant improvements, including the upgrading of current office and laboratory space with a lease incentive allowance of $0.8 million. Rent payments began in November 2018. In connection with the lease, the Company has maintained a letter of credit for the benefit of the landlord in the amount of $0.2 million. In connection with this lease, the Company recognized an operating lease right-of-use asset of $6.0 million as of June 30, 2019 and an aggregate lease liability of $6.3 million in the accompanying balance sheet. The remaining lease term is 9 years and 8 months, and the estimated incremental borrowing rate is 8.0%.
In December 2018, the Company entered into two operating leases for office space in New York and Los Angeles for approximately 4,358 and 1,293 square feet respectively. The Company recognized operating lease right-of-use assets of $1.8 million and $0.2 million as of June 30, 2019 and aggregate lease liabilities of $1.6 million and $0.1 million respectively for these leases. The lease term for the New York operating lease is 6 years and 7 months, with no option for renewal. The lease term for the Los Angeles operating lease is 3 years with an option to extend the lease term for another two years which is not reasonably certain of exercise. There were no lease incentive allowances for either location. In connection with the New York lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.1 million. The remaining lease terms were 6 years and 2 years and 5 months as of June 30, 2019 and the estimated incremental borrowing rates applied were 8% and 7%, respectively.
In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease has a term of 188 months and is expected to commence in April 2020. Upon certain conditions, the Company has two ten-year options to extend the lease. Subject to rent abatement for the second through nine months of the lease, the Company will be required to pay $159,150 per month for rent for the first twelve months of the lease term which will increase at a rate of 3.0% per year. The Company will be entitled to a tenant improvement allowance of $2.9 million for costs related to the design and construction of certain Company improvements. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $3.0 million. The total commitment of undiscounted lease payments for this lease was $36.2 million as at June 30, 2019. The Company has not recognized a right-of-use asset or aggregate lease liability as of June 30, 2019 as the underlying asset was unavailable for use by the Company at any time in the period ended June 30, 2019.
The undiscounted future lease payments under the lease agreements as of June 30, 2019 were as follows:

Year ending December 31:	(in thousands)
2019 (remaining 6 months)	$2,407
2020	5,980
2021	7,801
2022	7,961
2023	8,213
2024 and thereafter	63,517
Total undiscounted lease payments	95,879
Less: Undiscounted lease payments related to Newark lease	(36,231)
Less: Present value adjustment	(18,521)
Less: Tenant improvement allowance	(5,942)
Total	$35,185
Rent expense for all operating leases was $2.7 million for the six months ended June 30, 2019. Short-term lease expense was $2.0 million for the six months ended June 30, 2019. Variable lease payments for operating expenses was $0.3 million for the three months ended June 30, 2019. There was a total commitment of $0.4 million at June 30, 2019 related to short-term leases.

8.	Stock-Based Compensation
In June 2018, the Company adopted the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan provided for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Company’s board of directors and consultants of the Company under terms and provisions established by the Company’s board of directors. In October 2018, the Board of Directors approved an amendment and restatement of the 2018 Plan, increasing the shares of common stock issuable under the 2018 Plan as well as allowing for an automatic annual increase to the shares issuance under the 2018 Plan to the amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The term of any stock option granted under the 2018 Plan cannot exceed 10 years. The Company generally grants stock-based awards with service conditions only. Options granted typically vest over a four-year period but may be granted with different vesting terms. Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date. Options granted typically vest over a four-year period but may be granted with different vesting terms. Restricted Stock Units granted typically vest annually over a four-year period but may be granted with different vesting terms.
As of June 30, 2019, there were 10,660,415 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term
			(In years)
Balance, December 31, 2018	7,235,545	$7.72	9.62
Options granted	2,335,261	27.35	9.73
Options exercised	(103,958)	2.27	8.99
Options forfeited	(179,000)	6.02	9.09
Balance, June 30, 2019	9,287,848	$12.75	9.28
Exercisable, June 30, 2019	3,999,525	$9.43	9.21
Vested and expected to vest, June 30, 2019	9,287,848	$12.75	9.28
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Restricted Stock Units	Weighted- Average Fair Value at Date of Grant per Share
Unvested December 31, 2018	—	—
Granted	1,442,682	$27.35
Vested	—	—
Forfeited	(9,100)	26.84
Unvested June 30, 2019	1,433,582	$27.35
Vested and expected to vest, June 30, 2019	1,433,582	$27.35

Total stock-based compensation related to stock options, restricted stock units, employee stock purchase plan and vesting of the founders’ common stock was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Research and development	$4,747	$13	$7,478	13
General and administrative	6,740	8,043	11,876	8,043
Total stock-based compensation	$11,487	$8,056	$19,354	$8,056
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s board of directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities and other long-term liabilities for the noncurrent portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. As of June 30, 2019, there was $2.8 million recorded in accrued and other liabilities and $5.4 million recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the condensed financial statements since the exercise date.

9.	Related Party Transactions
As of June 30, 2019, Pfizer held 22,032,040 shares of Common Stock and had appointed one member to the Company’s board of directors.
In April 2018, the Company and Pfizer entered into a transition services agreement (the Pfizer TSA) for Pfizer to provide professional services to the Company related to research and development, project management, and other administrative functions. For the three and six months ended June 30, 2019, the costs incurred under the Pfizer TSA were $1.8 million and $4.2 million, respectively. For the three and six months ended June 30, 2018, the costs incurred under the Pfizer TSA were $3.7 million and $3.7 million, respectively.
The Company also purchased certain lab supplies from Pfizer in connection with its research and development activities. For the three and six months ended June 30, 2019, the total lab supplies and services purchased from Pfizer were $0.4 million and $1.0 million, respectively. For the three and six months ended June 30, 2018, the total lab supplies and services purchased from Pfizer were $3.3 million and $3.3 million, respectively.
As of June 30, 2019 and December 31, 2018, the Company had an amount payable to Pfizer of $1.0 million and $5.7 million, respectively, which was recorded in the accrued and other current liabilities on the accompanying condensed balance sheets.
Sublease Agreement
In February 2019, the Company subleased approximately 2,180 square feet of its office space in New York, New York, to ByHeart, Inc., formerly known as Second Science, Inc. (ByHeart). ByHeart is a development-stage infant formula company. Two of the Company’s board members have beneficial ownership in ByHeart and one serves on the board of directors of ByHeart. Sublease income for the three and six months ended June 30, 2019 was $0.1 million and $0.1 million, respectively, and was recognized as other income. Sublease income for the three and six months ended June 30, 2018 was zero.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chairman of the board of directors, and a director of the Company to provide various managerial, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively, and $0.3 million for the three and six months ended June 30, 2018.

In August 2018, the Company entered into a consulting agreement with Bellco Capital LLC (Bellco). The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is the Chairman and an owner of Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company pays Bellco $33,333.33 per month in arrears commencing January 2019 and, in the Company’s discretion, may pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The cost incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively, and zero for the three and six months ended June 30, 2018.

10.	Income Taxes
The Company has a history of losses, and expects to record a loss in 2019. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

11.	Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	June 30,
	2019	2018
Stock options to purchase common stock	9,287,848	7,344,225
Convertible preferred stock	—	11,743,987
Restricted stock units subject to vesting	1,433,582	—
Expected shares purchased under Employee Stock Purchase Plan	176,722	—
Founder shares of common stock subject to future vesting	16,658,645	22,716,329
Early exercised stock options subject to future vesting	3,619,869	1,464,750
Total	31,176,666	43,269,291
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
We have a deep pipeline of allogeneic CAR T cell product candidates targeting multiple promising antigens in a host of hematological malignancies and solid tumors. In collaboration with Servier, we are developing UCART19 and ALLO-501, chimeric antigen receptor (CAR) T cell product candidates targeting CD19. Servier is sponsoring two Phase 1 clinical trials of UCART19 in patients with relapsed/refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL), one for adult patients (the CALM trial) and one for pediatric patients (the PALL trial). We expect UCART19 to be advanced to potential registrational trials in 2020.
We are sponsoring a Phase 1/2 clinical trial (the ALPHA trial) of ALLO-501 in patients with R/R non-Hodgkin lymphoma (NHL). In January 2019, the U.S. Food and Drug Administration (FDA) cleared our investigational new drug application (IND) and the ALPHA trial is ongoing at multiple clinical trial sites. We expect to report top-line data from the Phase 1 portion of the trial in the first half of 2020 and anticipate the Phase 2 portion of the study to commence in 2020. We plan to introduce our second-generation version of ALLO-501 prior to the start of the Phase 2 portion of the ALPHA trial. We have removed rituximab recognition domains in the second-generation version of ALLO-501, which we believe will potentially facilitate treatment of patients who were recently treated with rituximab.
In addition, in May 2019, the FDA cleared our IND to initiate a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715, an allogeneic CAR T cell product candidate targeting B-cell maturation antigen (BCMA), in adult patients with R/R multiple myeloma.  The UNIVERSAL trial will be a dose-escalation study with three initial planned dose cohorts, from 40 × 106 to 320 × 106 total cells, to estimate the maximum tolerated dose and any recommended Phase 2 dose of ALLO-715. Prior to ALLO-715 treatment, patients are expected to undergo lymphodepletion with a regimen of fludarabine, cyclophosphamide and ALLO-647. Up to 24 patients are expected to be enrolled in the dose finding stage of the trial. We also expect to explore different lymphodepletion regimens where the chemotherapy components, specifically fludarabine and cyclophosphamide, will be stepwise removed. Additional patients may also be enrolled for further dose expansion. We expect to initiate the UNIVERSAL trial in 2019.
We have recently named Rafael Amado, M.D. as our Executive Vice President of Research and Development and Chief Medical Officer.  We expect Dr. Amado to commence employment on or about September 3, 2019.  Dr. Amado served as President, Research and Development, at Adaptimmune Therapeutics plc, from August 2018 to August 2019, and as Chief Medical Officer from March 2015.  Previously, Dr. Amado was Senior Vice President, Global Head of Oncology, Research and Development, at GlaxoSmithKline plc from January 2012 to February 2015.  Prior to joining GlaxoSmithKline plc, Dr. Amado was Executive Director of Therapeutic Oncology at Amgen Inc. Dr. Amado received an M.D. from the University of Seville School of Medicine, and performed his residency in Internal Medicine at Michael Reese Hospital, a University of Chicago Affiliated Hospital, and his fellowship in Hematology/Oncology at the University of California, Los Angeles.
Since inception, we have had significant operating losses. Our net losses were $41.2 million and $72.8 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, we had an accumulated deficit of $284.4 million. As of June 30, 2019, we had $650.2 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.
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
Transition Services Agreement
In connection with the closing of the Pfizer Agreement, we entered into a Transition Services Agreement (TSA) with Pfizer in April 2018, pursuant to which we may obtain from Pfizer certain (i) research and development services, including services relating to testing, studies, and clinical trials, project management services, laboratory equipment and operations services, animal care services, data storage services and regulatory strategy services, and (ii) general and administrative services, including business technology services, compliance services, finance/accounting services, and procurement, manufacturing and supply chain services, with respect to the assets that we purchased from Pfizer. Under the TSA, Pfizer also provides us with certain facilities and facility management services. The services are provided by certain employees of Pfizer as independent contractors of Allogene. We believe that it is helpful for Pfizer to provide such services to us under the TSA to help facilitate the efficient operation of our business after the asset purchase.
Pfizer began providing the services in May 2018 and has been continually providing services during the six months ended June 30, 2019. We plan to transition from Pfizer services and facilities throughout 2019. The services and employees for each service may be amended from time to time by the parties.
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
Research and Development
To date, our research and development expenses have related primarily to discovery efforts and preclinical and clinical development of our product candidates. Research and development expenses that were incurred for the three and six months ended June 30, 2019 related mostly to the development of pipeline product candidates UCART19, ALLO-501 and ALLO-715. The most significant research and development expenses relates to the following costs incurred for the development of our product candidates, which include:

•
expenses incurred under agreements with our collaboration partner and third-party contract organizations, investigative clinical trial sites that conduct research and development activities on our behalf, and consultants;

•	costs related to production of clinical materials, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of preclinical and clinical trials;

•	employee-related expenses, which include salaries, benefits and stock-based compensation; and

•	facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

•	Other significant research and development costs include costs relating to facilities and overhead costs, including payments to Pfizer under the TSA for use of their facilities.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as the UCART19, ALLO-501 and ALLO-715 clinical programs progress and as we seek to initiate clinical trials of additional product candidates. The cost of advancing our manufacturing process as well as the cost of manufacturing product candidates for clinical trials are included in our research and development expense. We also expect to incur increased research and development expenses as we selectively identify and develop additional product candidates. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018
The following sets forth our results of operations for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$31,774	$122,486	$(90,712)	(74)%
General and administrative	14,187	12,526	1,661	13%
Total operating expenses	45,961	135,012	(89,051)	(66)%
Loss from operations	(45,961)	(135,012)	89,051	(66)%
Interest and other income, net	4,559	110	4,449	4045%
Loss before income taxes	(41,402)	(134,902)	93,500	(69)%
Benefit from income taxes	159	—	159
Net Loss	$(41,243)	$(134,902)	$93,659	(69)%

Research and Development Expenses
Research and development expenses were $31.8 million and $122.5 million for the three months ended June 30, 2019 and 2018, respectively. The decrease of $90.7 million was primarily due to a $109.4 million in expense related to the acquired in-process research and development assets with no alternative future use, which was acquired from Pfizer in April 2018. This was offset by an increase of $18.7 million, driven primarily by increased personnel related costs of $11.2 million, of which $4.7 million is stock-based compensation expense, increased external costs relating to the advancement of our pipeline candidates of $4.3 million and increased allocated building rent and facilities costs of $4.6 million, offset by a decrease in Pfizer TSA costs of $1.6 million.
General and Administrative Expenses
General and administrative expenses were $14.2 million and $12.5 million for the three months ended June 30, 2019 and 2018, respectively. The net increase of $1.7 million was primarily due to an increase in non-equity compensation related personnel costs of $2.6 million which was offset by a decrease in stock-based compensation expense of $1.3 million.
Interest and Other Income, Net
Interest and other income, net was $4.6 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $4.5 million was due to interest earned on our cash, cash equivalents and investments as our combined cash, cash equivalents and investments balance was $650.2 million as of June 30, 2019 compared to $143.9 million in cash and cash equivalents as of June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018
The following sets forth our results of operations for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$55,177	$122,486	$(67,309)	(55)%
General and administrative	27,245	15,123	12,122	80%
Total operating expenses	82,422	137,609	(55,187)	(40)%
Loss from operations	(82,422)	(137,609)	55,187	(40)%
Interest and other income, net	9,384	110	9,274	8431%
Loss before income taxes	(73,038)	(137,499)	64,461	(47)%
Benefit from income taxes	209	—	209
Net Loss	$(72,829)	$(137,499)	$64,670	(47)%
Research and Development Expenses
Research and development expenses were $55.2 million and $122.5 million for the six months ended June 30, 2019 and 2018, respectively. The decrease of $67.3 million was primarily due to a $109.4 million decrease in expense related to the in-process research and development assets with no alternative future use, which was acquired from Pfizer in April 2018. This was offset by an increase of $42.0 million in other research and development expenses, driven primarily by increased personnel related costs of $21.3 million, of which $7.5 million is stock-based compensation expense, increased external costs relating to the advancement of our pipeline candidates of $12.0 million, and increased allocated building rent and facilities costs of $8.7 million.
General and Administrative Expenses
General and administrative expenses were $27.2 million and $15.1 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $12.1 million was primarily due to increased personnel costs of $11.1 million, of which $3.8 million related to stock-based compensation expense.

Interest and Other Income, Net
Interest and other income, net was $9.4 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $9.3 million was due to interest earned on our cash equivalents and investments as our combined cash, cash equivalents and investments balance was $650.2 million as of June 30, 2019 compared to $143.9 million in cash and cash equivalents as of June 30, 2018.
Liquidity, Capital Resources and Plan of Operations
To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2019, we had $650.2 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will enable us to maintain our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
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
Capital Resources
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to UCART19, ALLO-501 and ALLO-715, and other research efforts, fund construction projects and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(55,148)	$(6,042)
Investing activities	77,380	(2,634)
Financing activities	920	152,603
Net increase in cash, cash equivalents and restricted cash	$23,152	$143,927
Operating Activities
During the six months ended June 30, 2019, cash used in operating activities of $55.1 million was attributable to a net loss of $72.8 million, partially offset by non-cash charges of $20.3 million and a net change of $2.6 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock compensation expense of $19.4 million, depreciation of $1.5 million and non-cash rent expense of $1.5 million, offset by net accretion on investment securities of $2.3 million. The change in operating assets and liabilities was primarily due to a $2.0 million increase in long-term assets related to upfront payments made to clinical research organizations, $1.3 million reduction in long term liabilities due to vesting of early exercised common stock in the period, offset by a $1.3 million reduction in accounts payable.
During the six months ended June 30, 2018, cash used in operating activities of $6.0 million was attributable to a net loss of $137.5 million, partially offset by non-cash charges of $117.9 million and a net change of $13.5 million in our net operating assets and liabilities. The non-cash charges consisted primarily of acquired in-process research and development expense resulting from the asset acquisition from Pfizer of $109.4 million and $8.1 million of stock-based compensation. The change in operating assets and liabilities was primarily due to a $12.6 million increase in accrued and other liabilities resulting from the timing of payments made to our collaboration partners and Pfizer and accrued professional and consulting services, a $1.3 million increase in accounts payable driven by increased professional fees and a $0.3 million increase in prepaid expenses and other current liabilities.
Investing Activities
During the six months ended June 30, 2019, cash provided by investing activities of $77.4 million was related to investment maturities of $197.4 million, offset by purchases of investments of $101.8 million and purchases of property and equipment of $18.3 million.

During the six months ended June 30, 2018, cash used by investing activities of $2.6 million was related to cash transaction costs incurred in the asset acquisition from Pfizer of $2.1 million and the purchase of property and equipment of $0.5 million.
Financing Activities
During the six months ended June 30, 2019 cash provided by financing activities of $0.9 million was related to net proceeds from the purchase of common stock through the employee stock purchase program of $0.7 million and net proceeds from the issuance of common stock upon exercise of stock options of $0.2 million.

During the six months ended June 30, 2018, cash provided by financing activities of $152.6 million was related to net proceeds of $149.3 million from the issuance of our Series A and A-1 convertible preferred stock and $3.3 million from the issuance of common stock in connection with stock option exercises.

Contractual Obligations and Commitments
For our contractual obligations and commitments as of December 31, 2018, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.  In the six months ended June 30, 2019, we entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease has a term of 15 years and 8 months and is expected to commence in May 2020. Upon certain conditions, we have two ten-year options to extend the lease. Subject to rent abatement for the second through nine months of the lease, we will be required to pay $159,150 per month for rent for the first twelve months of the lease term which will increase at a rate of 3% per year.
Commitments
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis and Servier. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of June 30, 2019, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see “—Our Research Development and License Agreements” above.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred.
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
Interest Rate Risk
Our cash, cash equivalents and investments of $650.2 million as of June 30, 2019, consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on June 30, 2019 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in foreign currency, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in foreign exchange rates during the periods presented would not have had a material effect on our condensed financial statements. As of June 30, 2019, we had $5.3 million of liabilities denominated in foreign currencies.

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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
We have a limited operating history and face significant challenges and expense as we build our capabilities.*
We were incorporated in 2017 and acquired certain rights to UCART19, ALLO-501 and ALLO-715 and other allogeneic CAR T cell therapy assets from Pfizer in April 2018. We have a limited operating history and are subject to the risks inherent in any newly-formed organization, including, among other things, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures. We are in the process of moving in-house several support services provided by Pfizer through a Transition Services Agreement (TSA), including certain research and development and general and administrative services. As we build our own capabilities, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein. Our ability to rely on services from Pfizer is limited for a period of time, and if we are unable to transition support services in a timely manner, our operating and financial results could differ materially from our expectations, and our business could suffer.
As a company, we have not progressed any product candidates through clinical development to commercialization. Our collaboration partner, Servier, conducts the CALM and PALL clinical trials of UCART19, and we cannot be certain that our planned clinical trials of our other product candidates will begin or be completed on time, if at all.
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only recently acquired rights to an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2018, we reported a net loss of $211.5 million. For the six months ended June 30, 2019, we reported a net loss of $72.8 million. As of June 30, 2019, we had an accumulated deficit of $284.4 million.
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
The gene-editing technology we use is relatively new, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.*
Cellectis’s TALEN technology involves a relatively new approach to gene editing, using sequence-specific DNA-cutting enzymes, or nucleases, to perform precise and stable modifications in the DNA of living-cells and organisms. Although Cellectis has generated nucleases for many specific gene sequences, it has not created nucleases for all gene sequences that we may seek to target, and we may not be able do so, which could limit the usefulness of this technology. This technology may also not be shown to be effective in clinical studies that Cellectis, we or other licensees of Cellectis technology may conduct, or may be associated with safety issues that may negatively affect our development programs.  For instance, gene-editing may create unintended changes to the DNA such as a non-target site gene-editing, a large deletion, or a DNA translocation, any of which could lead to oncogenesis. The gene-editing of our product candidates may also not be successful in limiting the risk of GvHD or rejection by the patient.
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
In addition, under the Servier Agreement, Servier is responsible for conducting the two clinical trials of UCART19, CALM and PALL. We plan to support Servier in advancing the CALM and PALL trials, and we expect Servier to support our clinical trial of ALLO-501 for the treatment of patients with R/R NHL. Other than the agreed-upon global research and development plan for UCART19, we have limited control over the nature or timing of Servier’s clinical trials and limited visibility into their day-to-day activities. In addition, we rely on Servier for access to data from the UCART19 trials, and as a result at any given time we may not be aware of one or more significant trial developments. If UCART19 encounters safety or efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed. Additionally, other clinical trials being conducted by Servier may at times receive higher priority than research on our programs. Moreover, if Servier does not provide its share of support for the UCART19 and ALLO-501 clinical trials, our expenses may be greater than we currently expect and we may have difficulty progressing ALLO-501 in a timely manner.
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
We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.*
We plan to submit INDs for additional product candidates in the future. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.
We may encounter substantial delays in our clinical trials, or may not be able to conduct our trials on the timelines we expect.*
Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. For instance, the UNIVERSAL study initiation is subject to our ability to complete site initiation activities and produce additional ALLO-715 clinical supply. Even if our trials begin as planned, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical study can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:

•	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical studies;

•	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;

•	difficulty sourcing healthy donor material of sufficient quality and in sufficient quantity to meet our development needs;

•	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;

•	delays in reaching a consensus with regulatory agencies on study design;

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
Our projections of both the number of patients who have the cancers we are targeting, as well as the subset of patients with these cancers in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our most advanced product candidate, UCART19, to initially target a small patient population that suffers from R/R ALL. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.
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
Our development strategy relies on incorporating an anti-CD52 monoclonal antibody as part of the lymphodepletion preconditioning regimen prior to infusing allogeneic CAR T cell product candidates.*
We utilize an anti-CD52 monoclonal antibody as part of a lymphodepletion regimen to be infused prior to infusing our product candidates, such as UCART19, ALLO-501 and ALLO-715. While we believe an anti-CD52 antibody may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which such engineered allogeneic T cells can actively target and destroy cancer cells, the antibody may not have the benefits that we anticipate and could have adverse effects. For instance, our lymphodepletion regimen, including using an anti-CD52 antibody, will cause a transient and sometimes prolonged immune suppression.
In the ongoing CALM and PALL trials, we use a commercially available monoclonal antibody, alemtuzumab, that binds CD52. Alemtuzumab is known to have risk of causing certain adverse events.  The EMA is currently reviewing alemtuzamab in the context of the treatment of multiple sclerosis following reports of immune-mediated conditions and problems affecting the heart and blood vessels, including fatal cases. If the EMA limits the use of alemtuzamab or anti-CD52 antibodies, our clinical program would be adversely affected.
To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647.  We are using ALLO-647 in our clinical trial of ALLO-501 and plan to use ALLO-647 in our clinical trial of ALLO-715. Subject to regulatory acceptance, Servier may also use ALLO-647 in the Servier sponsored clinical trials of UCART19. However, we may be unable to agree with Servier an appropriate arrangement for the use of ALLO-647. ALLO-647 may also cause adverse events, such as those events that alemtuzumab may cause.
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
In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. The facility requires substantial improvements and there can be no assurance that we will complete the build-out of our manufacturing facility in a timely manner or at all.  We also do not yet have sufficient information to reliably estimate the cost of the clinical and commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. In addition, the ultimate clinical and any commercial dose will affect our ability to scale and our costs per dose. For instance, because ALLO-715 may require a higher dose than ALLO-501, it is possible that it may be more difficult to scale ALLO-715 production.  As a result, we may never be able to develop a commercially viable product. The commercial manufacturing facility we build will also require FDA approval, which we may never obtain. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with current good manufacturing practices (cGMPs), and other government regulations.
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
We currently have no marketing and sales organization and as a company have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.*
We currently have no sales, marketing or distribution capabilities and as a company have no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.
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
There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product that receives regulatory approval in the United States or in other markets.
A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.*
The CALM  and PALL clinical trials are currently being conducted in the United States and multiple countries in Europe, and we plan to globally develop our future product candidates. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

•	differing regulatory requirements in foreign countries;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•	differing standards for the conduct of clinical trials;

•	increased difficulties in managing the logistics and transportation of storing and shipping product candidates produced in the United States and shipping the product candidate to the patient abroad;

•	import and export requirements and restrictions;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;

•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;

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
We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*
As of August 5, 2019, we had 174 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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
We will need substantial additional financing to develop our products and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.*
We expect to spend a substantial amount of capital in the development and manufacture of our product candidates, including UCART19, ALLO-501 and ALLO-715. We will need substantial additional financing to develop our products and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our products and initiate and complete registration trials for multiple products. Further, if approved, we will require significant additional amounts in order to launch and commercialize our product candidates.
As of June 30, 2019, we had $650.2 million in cash, cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

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
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.*
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. While we have obtained clinical trial insurance for our ALPHA trial and UNIVERSAL trial, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*
The global credit and financial markets have experienced extreme volatility and disruptions in the past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds would also be adversely impacted.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. As a result of our private placements, IPO and other transactions that have occurred in 2018, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
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

We rely on third parties to manufacture our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.*
Servier is responsible for UCART19 manufacturing and is working with a CMO in Europe to provide clinical supply for the CALM and PALL clinical trials. Servier has experienced UCART19 supply issues that limited its ability to recruit new patients. ALLO-501 has the same molecular design as UCART19, but is produced by a different CMO using a different manufacturing process. ALLO-501 and ALLO-715 will be manufactured in the United States, at least initially, by a CMO, and we will manage other aspects of the supply, including planning, CMO oversight, disposition and distribution logistics. There can be no assurance that we or Servier will not experience additional supply or manufacturing issues in the future.
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
We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by the Data Safety Monitoring Committee. The FDA’s review of our data of our ongoing clinical trials of UCART19 and ALLO-501 may, depending on the data, also result in the delay, suspension or termination of one or more clinical trials of UCART19 and ALLO-501, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.
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
Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts and our ability to commercialize our product candidates.*
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.
Third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us. We are aware of several U.S. patents held by third parties relating to certain CAR compositions of matter and their methods of use. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when UCART19, ALLO-501, ALLO-715 or another CAR-based product candidate is approved by the FDA, third parties may then seek to enforce their patents by filing a patent infringement lawsuit against us. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. We may not be able to prove in litigation that any patent enforced against us is invalid.
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

•	our failure to commercialize our product candidates;

•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning the manufacture or supply of our product candidates;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•	our inability to establish collaborations if needed;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to immuno-oncology or related to the use of our product candidates or pre-conditioning regimen;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our initial cancer target markets;

•	our ability to successfully treat additional types of cancers or at different stages;

•	actual or anticipated variations in quarterly operating results;

•	our cash position;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our disclosure controls or internal controls;

•	disagreements with our auditor or termination of an auditor engagement;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in the structure of healthcare payment systems;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. We expect that we will no longer be an emerging growth company on December 31, 2019.
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

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), which requires, among other things, that we file with the Securities and Exchange Commission (SEC) annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted, pursuant to which the SEC adopted rules and regulations related to corporate governance and executive compensation, such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over time, however we expect that we will no longer be an emerging growth company on December 31, 2019 and expect to incur additional compliance-related expenses as a result.
Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
We have broad discretion in the use of the net proceeds from our IPO and our prior financings and may not use them effectively.*
Our management has broad discretion in the application of the net proceeds from our IPO, including for any of the purposes described in the section of our final prospectus, filed with the SEC on October 11, 2018, titled “Use of Proceeds”. Because of the number and variability of factors that will determine our use of the net proceeds from our IPO, their ultimate use may vary substantially from the use described in the final prospectus. Our management might not apply our net proceeds or our net proceeds from prior financings in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our IPO and prior financings in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply the net proceeds from our IPO and prior financings in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
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
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank money market accounts. Through June 30, 2019, we have not used any of the net proceeds from our IPO. We are investing these funds in some combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the Prospectus. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.
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

Date: August 7, 2019	By:	/s/ David Chang
David Chang, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Eric Schmidt
Eric Schmidt, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)