Form 10-Q
period 2019-09-30
Allogene Therapeutics, Inc.
filed 2019-11-05
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 1, 2019, the registrant had 121,902,101 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets		(1)
Current assets:
Cash and cash equivalents	$160,990	$92,432
Short-term investments	340,254	366,952
Prepaid expenses and other current assets	8,513	8,598
Total current assets	509,757	467,982
Long-term investments	100,702	261,966
Operating lease right-of-use asset	31,437	33,015
Property and equipment, net	45,943	8,595
Intangible assets, net	301	754
Restricted cash	4,299	1,299
Other long-term assets	3,105	244
Total assets	$695,544	$773,855
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,047	$12,338
Accrued and other current liabilities	25,307	17,121
Total current liabilities	33,354	29,459
Lease liability, noncurrent	37,689	34,456
Other long-term liabilities	4,785	6,776
Total liabilities	75,828	70,691
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of September 30, 2019 and December 31, 2018; no shares were issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 121,895,479 and 121,482,671 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	122	121
Additional paid-in capital	952,820	914,265
Accumulated deficit	(335,092)	(211,528)
Accumulated other comprehensive income	1,866	306
Total stockholders’ equity	619,716	703,164
Total liabilities and stockholders’ equity	$695,544	$773,855
The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The balance sheet as of December 31, 2018 is derived from the audited financial statements as of that date.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$39,995	$10,870	$95,172	$133,356
General and administrative	15,016	11,317	42,261	26,440
Total operating expenses	55,011	22,187	137,433	159,796
Loss from operations	(55,011)	(22,187)	(137,433)	(159,796)
Other income (expense), net:
Change in fair value of convertible note payable	—	(19,415)	—	(19,415)
Interest expense	—	(3,358)	—	(3,358)
Interest and other income, net	4,309	1,463	13,693	1,573
Loss before income taxes	(50,702)	(43,497)	(123,740)	(180,996)
Benefit (expense) from income taxes	(33)	—	176	—
Net loss	(50,735)	(43,497)	(123,564)	(180,996)
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments, net of tax	(295)	(148)	1,560	(148)
Net comprehensive loss	$(51,030)	$(43,645)	$(122,004)	$(181,144)
Net loss per share, basic and diluted	$(0.50)	$(10.71)	$(1.24)	$(16.38)
Weighted-average number of shares used in computing net loss per share, basic and diluted	102,186,644	4,060,419	99,801,001	11,048,451
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except share amounts)

	Convertible Preferred Stock		Subscription Receivable from Preferred Stockholders	Common Stock		Notes Receivable from Common Stockholders	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance - June 30, 2019	—	$—	$—	121,631,278	$122	$—	$937,709	$(284,357)	$2,161	$655,635
Issuance of common stock upon exercise of stock options	—	—	—	200,868	—	—	467	—	—	467
Vesting of early exercised common stock	—	—	—	—	—	—	710	—	—	710
Stock-based compensation	—	—	—	—	—	—	12,835	—	—	12,835
Employee stock purchase plan	—	—	—	63,333	—	—	1,099	—	—	1,099
Net loss	—	—	—	—	—	—	—	(50,735)	—	(50,735)
Net unrealized (loss) on available-for-sale investments	—	—	—	—	—	—	—	—	(295)	(295)
Balance - September 30, 2019	—	$—	$—	121,895,479	$122	$—	$952,820	$(335,092)	$1,866	$619,716

	Convertible Preferred Stock		Subscription Receivable from Preferred Stockholders	Common Stock		Notes Receivable from Common Stockholders	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance - December 31, 2018	—	$—	$—	121,482,671	$121	$—	$914,265	$(211,528)	$306	$703,164
Issuance of common stock upon exercise of stock options	—	—	—	304,826	1	—	703	—	—	704
Vesting of early exercised common stock	—	—	—	—	—	—	3,880	—	—	3,880
Stock-based compensation	—	—	—	—	—	—	32,189	—	—	32,189
Employee stock purchase plan	—	—	—	107,982	—	—	1,783	—	—	1,783
Net loss	—	—	—	—	—	—	—	(123,564)	—	(123,564)
Net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	1,560	1,560
Balance - September 30, 2019	—	$—	$—	121,895,479	$122	$—	$952,820	$(335,092)	$1,866	$619,716

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity (Deficit) - (Continued)
(Unaudited)
(In thousands, except share amounts)

	Convertible Preferred Stock		Subscription Receivable from Preferred Stockholders	Common Stock		Notes Receivable from Common Stockholders	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount		Shares	Amount
Balance - June 30, 2018	11,743,987	$411,052	$(150,000)	27,714,743	$28	$—	$8,054	$(137,522)	$—	$(129,440)
Subscriptions receivable from preferred stockholders	—	—	150,000	—	—	—	—	—	—	—
Issuance of common stock for early exercise of stock option	—	—	—	3,555,830	3	—	—	—	—	3
Stock-based compensation	—	—	—	—	—	—	4,639	—	—	4,639
Net and comprehensive loss	—	—	—	—	—	—	—	(43,497)	—	(43,497)
Net unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	—	—	—	(148)	(148)
Balance - September 30, 2018	11,743,987	$411,052	$—	31,270,573	$31	$—	$12,693	$(181,019)	$(148)	$(168,443)

	Convertible Preferred Stock		Subscription Receivable from Preferred Stockholders	Common Stock		Notes Receivable from Common Stockholders	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount		Shares	Amount
Balance - December 31, 2017	—	$—	$—	26,249,993	$26	$(5)	$—	$(23)	$—	$(2)
Issuance of Series A convertible preferred shares at $35.06 per share, net of issuance costs of $635	7,557,990	264,365	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares at $35.06 per share in connection with asset acquisition	3,187,772	111,770	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares at $35.06 per share, net of issuance costs of $84	998,225	34,917	—	—	—	—	—	—	—	—
Proceeds received from common stockholders for issuance of founders' stock at inception	—	—	—	—	—	5	—	—	—	5
Issuance of common stock for early exercise of stock option	—	—	—	5,020,580	4	—	—	—	—	4
Stock-based compensation	—	—	—	—	—	—	12,695	—	—	12,695
Net loss	—	—	—	—	—	—	—	(180,996)	—	(180,996)
Net unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	—	—	—	(148)	(148)
Adjustment for fractional shares from forward stock split	—	—	—	—	1	—	(2)	—	—	(1)
Balance - September 30, 2018	11,743,987	$411,052	$—	31,270,573	$31	$—	$12,693	$(181,019)	$(148)	$(168,443)
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(123,564)	$(180,996)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Acquired in process-research and development	—	109,436
Stock-based compensation	32,189	12,695
Amortization of other intangible assets acquired	452	302
Depreciation and amortization	2,720	651
Net amortization/accretion on investment securities	(3,136)	125
Non-cash rent expense	4,827	664
Change in fair value of convertible notes payable	—	19,415
Debt issuance costs on convertible notes payable	—	3,358
Deferred income taxes	(176)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	86	(3,132)
Other long-term assets	(2,863)	(1,468)
Accounts payable	(3,137)	3,083
Accrued and other current liabilities	7,510	12,695
Other long-term liabilities	(1,991)	—
Net cash (used in) operating activities	(87,083)	(23,172)
Cash flows from investing activities:
Purchases of property and equipment	(36,679)	(1,913)
Cash paid for acquisition of assets	—	(2,098)
Proceeds from maturities of investments	355,765	—
Purchase of investments	(162,931)	(315,399)
Net cash provided by (used in) investing activities	156,155	(319,410)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	299,282
Proceeds from issuance of convertible notes, net of issuance costs	—	116,842
Proceeds from early exercise of stock options	—	11,375
Payments of deferred offering costs	—	(839)
Proceeds from issuance of common stock and upon exercise of stock options	703	—
Proceeds from employee stock purchase plan	1,783	—
Net cash provided by financing activities	2,486	426,660
Net increase in cash, cash equivalents and restricted cash	71,558	84,078
Cash, cash equivalents and restricted cash — beginning of period	93,731	—
Cash, cash equivalents and restricted cash — end of period	$165,289	$84,078
Non-cash investing and financing activities:
Property and equipment purchase in accounts payable and accrued liabilities	$6,571	$204
Right-of-use asset obtained in exchange for lease liability	$—	$25,322
Series A-1 convertible preferred stock issued in asset acquisition	$—	$111,770
Deferred offering costs included in accounts payable and accrued and other current liabilities	$—	$1,388
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$2,182	$—
Cash received for amounts related to tenant improvement allowances	$2,934	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Notes to Condensed Financial Statements

1.	Description of Business
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
Initial Public Offering
In October 2018, the Company completed an initial public offering (IPO) of its common stock. In connection with its IPO, the Company issued and sold 20,700,000 shares of its common stock, which included 2,700,000 shares of its common stock issued pursuant to the over-allotment option granted to the underwriters, at a price to the public of $18.00 per share. As a result of the IPO, the Company received approximately $343.3 million in net proceeds, after deducting underwriting discounts and commissions of $26.1 million and offering expenses of approximately $3.2 million payable by the Company. At the closing of the IPO, all 11,743,987 shares of outstanding convertible preferred stock were automatically converted into 61,655,922 shares of common stock and our outstanding convertible promissory notes in $120.2 million principal amount were automatically converted into 7,856,176 shares of common stock. Following the IPO, there were no shares of convertible preferred stock or preferred stock outstanding.
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents and investments of $601.9 million as of September 30, 2019. Since inception through September 30, 2019, the Company has incurred cumulative net losses of $335.1 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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

The condensed balance sheet as of September 30, 2019, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the condensed statements of stockholders’ equity (deficit) as of September 30, 2019 and 2018, the condensed statements of cash flows for the nine months ended September 30, 2019 and 2018, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2019.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2019, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.
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
There were no Level 3 assets or liabilities as of September 30, 2019 and as of December 31, 2018.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2019 and as of December 31, 2018 are presented in the following tables:

	September 30, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds (1)	$112,394	$—	$—	$112,394
Commercial paper	—	—	—	—
Corporate bonds	—	191,657	—	191,657
U.S. treasury securities	203,633	—	—	203,633
U.S. agency securities	—	45,666	—	45,666
Total financial assets	$316,027	$237,323	$—	$553,350

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds (1)	$61,023	$—	$—	$61,023
Commercial paper	—	4,917	—	4,917
Corporate bonds	—	244,076	—	244,076
U.S. treasury securities	342,001	—	—	342,001
U.S. agency securities	—	62,115	—	62,115
Total financial assets	$403,024	$311,108	$—	$714,132

(1)	Included within cash and cash equivalents on the Company’s balance sheets
There were no transfers between Levels 1, 2 or 3 for the period presented.

4.	Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of September 30, 2019 and as of December 31, 2018 are presented in the following tables:

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$112,394	$—	$—	$112,394
Commercial paper	—	—	—	—
Corporate bonds	190,467	1,195	(5)	191,657
U.S. treasury securities	202,893	744	(4)	203,633
U.S. agency securities	45,433	235	(2)	45,666
Total cash equivalents and investments	$551,187	$2,174	$(11)	$553,350

Classified as:
Cash equivalents				$112,394
Short-term investments				340,254
Long-term investments				100,702
Total cash equivalents and investments				$553,350

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$61,023	$—	$—	$61,023
Commercial paper	4,917	—	—	4,917
Corporate bonds	244,136	220	(280)	244,076
U.S. treasury securities	341,696	342	(37)	342,001
U.S. agency securities	61,937	181	(3)	62,115
Total cash equivalents and investments	$713,709	$743	$(320)	$714,132

Classified as:
Cash equivalents				$85,214
Short-term investments				366,952
Long-term investments				261,966
Total cash equivalents and investments				$714,132
As of September 30, 2019, the remaining contractual maturities of available-for-sale securities were less than 3 years. There have been no significant realized losses on available-for-sale securities for the period presented. Based on the Company’s review of its available-for-sale securities, the Company believes it had no other-than-temporary impairments on these securities as of September 30, 2019, because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for the three and nine months ended September 30, 2019.

5.	Balance Sheets Components
Prepaid expenses and Other Current Assets
Prepaid expenses and Other Current Assets consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Prepaid research and development expenses	$4,124	$2,356
Accrued interest on investments	2,337	3,108
Other prepaid and current assets	1,938	758
Prepaid insurance	114	2,376
Total prepaid expenses and other current assets	$8,513	$8,598
Property and Equipment
Property and Equipment consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Leasehold improvements	$25,233	$15
Laboratory equipment	11,566	5,534
Computers equipment and purchased software	3,496	1,327
Furniture and fixtures	2,638	64
Construction in progress	6,778	2,703
Total	49,711	9,643
Less: accumulated depreciation	(3,768)	(1,048)
Total property and equipment, net	$45,943	$8,595
Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Accrued research and development expenses	$9,380	$7,808
Accrued compensation and related benefits	6,672	4,111
Accrued property and equipment	4,444	—
Unvested shares liabilities	2,842	4,590
Other	1,969	612
Total accrued and other current liabilities	$25,307	$17,121

6.	License Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three and nine months ended September 30, 2019 and 2018 respectively.
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
The Cellectis Agreement provides for development and sales milestone payments by the Company of up to $185.0 million per product that is directed against an Allogene Target, with aggregate potential development and sales milestone payments totaling up to $2.8 billion. The Company is obligated to pay Cellectis $5.0 million for the dosing of the first patient in its Phase 1 clinical trial of ALLO-715. Cellectis is also eligible to receive tiered royalties on annual worldwide net sales of any products that are commercialized by the Company that contain or incorporate, are made using or are claimed or covered by, Cellectis intellectual property licensed to the Company under the Cellectis Agreement (the Allogene Products), at rates in the high single-digit percentages. Such royalties may be reduced, on a licensed product-by-licensed product and country-by-country basis, for generic entry and for payments due under licenses of third party patents. Pursuant to the Cellectis Agreement, and subject to certain exceptions, the Company is required to indemnify Cellectis against all third party claims related to the development, manufacturing, commercialization or use of any Allogene Product or arising out of the Company’s material breach of the representations, warranties or covenants set forth in the Cellectis Agreement, and Cellectis is required, subject to certain exceptions, to indemnify the Company against all third party claims related to the development, manufacturing, commercialization or use of CAR T products directed at Cellectis Targets or arising out of Cellectis’s material breach of the representations, warranties or covenants set forth in the Cellectis Agreement.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses.  For the three and nine months ended September 30, 2019, $5.0 million of costs were incurred related to the achievement of a clinical development milestone under this agreement. For the three and nine months ended September 30, 2018, $0.4 million of costs were incurred associated with research services performed by Cellectis under this agreement. As of September 30, 2019, $5.0 million related to a clinical development milestone payable was recorded in the accrued and other current liabilities in the accompanying condensed balance sheet.
License and Collaboration Agreement with Servier
As part of the Pfizer Agreement, Pfizer assigned to the Company an Exclusive License and Collaboration Agreement (the Servier Agreement), with Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS (collectively, Servier) to develop, manufacture and commercialize certain allogeneic anti-CD19 CAR T cell product candidates, including UCART19, in the United States with the option to obtain the rights over additional anti-CD19 product candidates and for allogeneic CAR T cell product candidates directed against one additional target. In October 2019, the Company agreed to waive its rights to the one additional target.
Under the Servier Agreement, the Company has an exclusive license to develop, manufacture and commercialize UCART19 in the field of anti-tumor adoptive immunotherapy in the United States, with an exclusive option to obtain the same rights for additional product candidates in the United States and, if Servier does not elect to pursue development or commercialization of those product candidates in certain markets outside of the United States pursuant to its license, outside of the United States as well. The Company is not required to make any additional payments to Servier to exercise an option. If the Company opts-in to another product candidate, Servier has the right to obtain rights to such product candidate outside the United States and to share development costs for such product candidate.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42 million and €70.5 million ($77.1 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.
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

For the three and nine months ended September 30, 2019, the Company recorded $1.5 million and $4.5 million of costs incurred under the cost-sharing terms of the Servier Agreement as research and development expenses. For the three and nine months ended September 30, 2018, the Company recorded $4.8 million and $7.5 million of costs as research and development expenses. As of September 30, 2019, amounts due to Servier of $1.2 million were recorded in accrued and other current liabilities in the accompanying condensed balance sheet.

7.	Leases
In August 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term is 127 months beginning August 2018 through February 2029 with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has the right to make tenant improvements, including the addition of laboratory space, with a lease incentive allowance of $5.0 million. The rent payments began on March 1, 2019 after an abatement period. In connection with the lease, the Company has maintained a letter of credit for the benefit of the landlord in the amount of $1.0 million. In connection with this lease, the Company recognized an operating lease right-of-use asset of $23.6 million as of September 30, 2019 and an aggregate lease liability of $29.8 million in the accompanying condensed balance sheet. The remaining lease term is 9 years and 5 months, and the estimated incremental borrowing rate is 8.0%.
In October 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of 14,943 square feet located in South San Francisco, California. The lease term is 124 months beginning November 2018 through February 2029, with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has the right to make tenant improvements, including the upgrading of current office and laboratory space with a lease incentive allowance of $0.8 million. Rent payments began in November 2018. In connection with the lease, the Company has maintained a letter of credit for the benefit of the landlord in the amount of $0.2 million. In connection with this lease, the Company recognized an operating lease right-of-use asset of $5.9 million as of September 30, 2019 and an aggregate lease liability of $6.3 million in the accompanying balance sheet. The remaining lease term is 9 years and 5 months, and the estimated incremental borrowing rate is 8.0%.
In December 2018, the Company entered into two operating leases for office space in New York and Los Angeles for 4,358 and 1,293 square feet respectively. The Company recognized operating lease right-of-use assets of $1.8 million and $0.1 million as of September 30, 2019 and aggregate lease liabilities of $1.8 million and $0.2 million respectively for these leases. The lease term for the New York operating lease is 6 years and 7 months, with no option for renewal. The lease term for the Los Angeles operating lease is 3 years with an option to extend the lease term for another two years which is not reasonably certain of exercise. There were no lease incentive allowances for either location. In connection with the New York lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.1 million. The remaining lease terms were 5 years and 9 months and 2 years and 2 months as of September 30, 2019 and the estimated incremental borrowing rates applied were 8.0% and 7.0%, respectively.
In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease has a term of 188 months and is expected to commence in April 2020. Upon certain conditions, the Company has two ten-year options to extend the lease. Subject to rent abatement for the second through nine months of the lease, the Company will be required to pay $159,150 per month for rent for the first twelve months of the lease term which will increase at a rate of 3.0% per year. The Company will be entitled to a tenant improvement allowance of $2.9 million for costs related to the design and construction of certain Company improvements. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $3.0 million. The total commitment of undiscounted lease payments for this lease was $36.2 million as at September 30, 2019. The Company had not recognized a right-of-use asset or aggregate lease liability as of September 30, 2019 as the underlying asset was unavailable for use by the Company at any time in the period ended September 30, 2019.
The undiscounted future lease payments under the lease agreements as of September 30, 2019 were as follows:

Year ending December 31:	(in thousands)
2019 (remaining 3 months)	$1,381
2020	5,981
2021	7,801
2022	7,961
2023	8,213
2024 and thereafter	63,516
Total undiscounted lease payments	94,853
Less: Undiscounted lease payments related to Newark lease	(36,231)
Less: Present value adjustment	(17,756)
Less: Tenant improvement allowance	(2,849)
Total	$38,017
Rent expense for all operating leases was $4.1 million for the nine months ended September 30, 2019. Short-term lease expense was $2.4 million for the nine months ended September 30, 2019. Variable lease payments for operating expenses was $0.3 million for the three months ended September 30, 2019.

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
As of September 30, 2019, there were 9,915,688 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term
			(In years)
Balance, December 31, 2018	7,235,545	$7.72	9.62
Options granted	2,781,316	27.50	9.55
Options exercised	(304,576)	2.31	7.72
Options forfeited	(220,151)	9.03	8.91
Balance, September 30, 2019	9,492,134	$13.65	9.07
Exercisable, September 30, 2019	4,553,432	$10.03	9.00
Vested and expected to vest, September 30, 2019	9,492,134	$13.65	9.07
Restricted Stock Unit Activity

The following summarizes restricted stock unit activity under the 2018 Plan:

	Restricted Stock Units	Weighted- Average Fair Value at Date of Grant per Share
Unvested December 31, 2018	—	—
Granted	1,795,905	$27.46
Vested	(250)	25.94
Forfeited	(22,500)	27.55
Unvested September 30, 2019	1,773,155	$27.46
Vested and expected to vest, September 30, 2019	1,773,155	$27.46
Total stock-based compensation related to stock options, restricted stock units, employee stock purchase plan and vesting of the founders’ common stock was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Research and development	$5,533	$427	$13,012	442
General and administrative	7,301	4,212	19,177	12,253
Total stock-based compensation	$12,834	$4,639	$32,189	$12,695
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s board of directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities for the current portion, and other long-term liabilities for the noncurrent portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. As of September 30, 2019, there was $2.8 million recorded in accrued and other liabilities and $4.6 million recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the condensed financial statements since the exercise date.

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

10.	Related Party Transactions
As of September 30, 2019, Pfizer held 22,032,040 shares of Common Stock and had appointed one member to the Company’s board of directors.
In April 2018, the Company and Pfizer entered into a transition services agreement (the Pfizer TSA) for Pfizer to provide professional services to the Company related to research and development, project management, and other administrative functions. For the three and nine months ended September 30, 2019, the costs incurred under the Pfizer TSA were $0.7 million and $4.9 million, respectively. For the three and nine months ended September 30, 2018, the costs incurred under the Pfizer TSA were $3.8 million and $7.4 million, respectively.
The Company also purchased certain lab supplies from Pfizer in connection with its research and development activities. For the three and nine months ended September 30, 2019, the total lab supplies and services purchased from Pfizer were zero and $1.1 million, respectively. For the three and nine months ended September 30, 2018, the total lab supplies and services purchased from Pfizer were $2.8 million and $6.1 million, respectively.
As of September 30, 2019 and December 31, 2018, the Company had an amount payable to Pfizer of $0.7 million and $5.7 million, respectively, which was recorded in the accrued and other current liabilities on the accompanying condensed balance sheets.
In September 2019, the Company and Pfizer terminated the Pfizer TSA.
Sublease Agreement
In February 2019, the Company subleased 2,180 square feet of its office space in New York, New York, to ByHeart, Inc., formerly known as Second Science, Inc. (ByHeart). ByHeart is a development-stage infant formula company. Two of the Company’s board members have beneficial ownership in ByHeart and one serves on the board of directors of ByHeart. In September 2019, the Company entered into an amendment to the sublease agreement and increased the subleased space to 2,907 square feet. Sublease income for the three and nine months ended September 30, 2019 was $0.1 million and $0.2 million, respectively, and was recognized as other income. Sublease income for the three and nine months ended September 30, 2018 was zero.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chairman of the board of directors, and a director of the Company to provide various managerial, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2018.
In August 2018, the Company entered into a consulting agreement with Bellco Capital LLC (Bellco). The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is the Chairman and an owner of Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company pays Bellco $33,333.33 per month in arrears commencing January 2019 and, in the Company’s discretion, may pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The cost incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.1 million for the three and nine months ended September 30, 2018.

11.	Income Taxes
The Company has a history of losses, and expects to record a loss in 2019. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

12.	Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	September 30,
	2019	2018
Stock options to purchase common stock	9,492,134	6,075,819
Convertible preferred stock	—	61,655,922
Convertible notes payable	—	7,856,176
Restricted stock units subject to vesting	1,773,155	—
Expected shares purchased under Employee Stock Purchase Plan	162,709	—
Founder shares of common stock subject to future vesting	15,144,224	21,201,908
Early exercised stock options subject to future vesting	3,306,080	5,020,580
Total	29,878,302	101,810,405

13.	Subsequent Events

On November 1, 2019, the Company entered into a Collaboration and License Agreement (the Collaboration Agreement) with Notch Therapeutics Inc. (Notch), pursuant to which Notch has granted to Allogene an exclusive, worldwide, royalty-bearing, sublicenseable license under certain of Notch’s intellectual property to develop, make, use, sell, import, and otherwise commercialize therapeutic gene-edited T cell and/or natural killer (NK) cell products from induced pluripotent stem cells directed at certain CAR targets for initial application in non-Hodgkin lymphoma, acute lymphoblastic leukemia and multiple myeloma. In addition, Notch has granted Allogene an option to add certain specified targets to its exclusive license in exchange for an agreed per-target option fee.
The Collaboration Agreement includes a research collaboration to conduct research and pre-clinical development activities to generate engineered cells directed to Allogene’s exclusive targets, which will be conducted in accordance with an agreed research plan and budget under the oversight of a joint development committee. Allogene will reimburse Notch’s costs incurred in accordance with such plan and budget. The term of the research collaboration will expire upon the earlier of (i) the fifth anniversary of the date of the Collaboration Agreement, (ii) at Allogene’s election, following the joint development committee’s determination that for each exclusive target, Notch has met certain success criteria, or (iii) the joint development committee’s determination that the research collaboration cannot be reasonably pursued against any exclusive target due to technical infeasibility or safety issues.
In connection with the execution of the Collaboration Agreement, Allogene made an upfront payment to Notch of $10.0 million. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, David Chang, M.D., Ph.D., the Company's President, Chief Executive Officer and Board member, was appointed to Notch’s board of directors.
Under the Collaboration Agreement, Notch will be eligible to receive up to $7.25 million upon achieving certain agreed research milestones, up to $4.0 million per exclusive target upon achieving certain pre-clinical development milestones, and up to $283.0 million per exclusive target and cell type (i.e., T cell or NK cell) upon achieving certain clinical, regulatory and commercial milestones. Notch is also entitled to receive tiered royalties in the mid to high single digit range on Allogene’s sales of licensed products, subject to certain reductions, for a term, on a country-by-country and product-by-product basis, commencing on first commercial sale of such product in such country and continuing until the latest of (i) the date upon which there is no valid claim of the licensed patents in such country of sale that covers such product, (ii) the expiration of applicable data or other regulatory exclusivity in such country of sale or (iii) a defined period from the first commercial sale of such product in such country.
The term of the Collaboration Agreement will continue on a product-by-product and country-by-country basis until Allogene’s payment obligations with respect to such product in such country have expired. Following such expiration, Allogene’s license with respect to such product and country shall be perpetual, irrevocable, fully paid up and royalty-free. Allogene may terminate the Collaboration Agreement in whole or on a product-by-product basis upon ninety days’ prior written notice to Notch. Either party may also terminate the Collaboration Agreement with written notice upon material breach by the other party, if such breach has not been cured within a defined period of receiving such notice, or in the event of the other party’s insolvency.

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
We have a deep pipeline of allogeneic chimeric antigen receptor (CAR) T cell product candidates targeting multiple promising antigens in a host of hematological malignancies and solid tumors. In collaboration with Servier, we are developing UCART19 and ALLO-501, CAR T cell product candidates targeting CD19. Servier is sponsoring two Phase 1 clinical trials of UCART19 in patients with relapsed/refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL), one for adult patients (the CALM trial) and one for pediatric patients (the PALL trial). Servier expects UCART19 to be advanced to potential registrational trials in 2020.

We are sponsoring a Phase 1/2 clinical trial (the ALPHA trial) of ALLO-501 in patients with R/R non-Hodgkin lymphoma (NHL). In January 2019, the U.S. Food and Drug Administration (FDA) cleared our investigational new drug application (IND) and the ALPHA trial is ongoing at multiple clinical trial sites. We expect to report top-line data from the Phase 1 portion of the trial in the first half of 2020. We plan to file a protocol amendment that would permit us to further explore the optimal dose and schedule of ALLO-647, allow re-dosing of certain patients, and expand the enrollment criteria. We also plan to develop a second-generation version of ALLO-501, known as ALLO-501A. We have removed rituximab recognition domains in ALLO-501A, which we believe will potentially facilitate treatment of patients who were recently treated with rituximab.
In May 2019, the FDA cleared our IND to initiate a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715, an allogeneic CAR T cell product candidate targeting B-cell maturation antigen (BCMA), in adult patients with R/R multiple myeloma. The UNIVERSAL trial was initiated in the third quarter of 2019.
Since inception, we have had significant operating losses. Our net losses were $50.7 million and $123.6 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, we had an accumulated deficit of $335.1 million. As of September 30, 2019, we had $601.9 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.
Recent Developments
On November 1, 2019, we entered into a Collaboration and License Agreement (the Collaboration Agreement) with Notch Therapeutics Inc. (Notch), pursuant to which Notch has granted to us an exclusive, worldwide, royalty-bearing, sublicenseable license under certain of Notch’s intellectual property to develop, make, use, sell, import, and otherwise commercialize therapeutic gene-edited T cell and/or natural killer (NK) cell products from induced pluripotent stem cells directed at certain CAR targets for initial application in non-Hodgkin lymphoma, acute lymphoblastic leukemia and multiple myeloma. In addition, Notch has granted us an option to add certain specified targets to our exclusive license in exchange for an agreed per-target option fee.
The Collaboration Agreement includes a research collaboration to conduct research and pre-clinical development activities to generate engineered cells directed to our exclusive targets, which will be conducted in accordance with an agreed research plan and budget under the oversight of a joint development committee. In connection with the execution of the Collaboration Agreement, we made an upfront payment to Notch of $10.0 million. In addition, we made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in us having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. See Note 13 to our condensed financial statements included elsewhere in this report for further description of the Collaboration Agreement.

Our Research and Development and License Agreements
Research Collaboration and License Agreement with Cellectis
In June 2014, Pfizer entered into a Research Collaboration and License Agreement (the Original Cellectis Agreement) with Cellectis S.A. (Cellectis). In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement.
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
Exclusive License and Collaboration Agreement with Servier
In October 2015, Pfizer entered into an Exclusive License and Collaboration Agreement (Servier Agreement) with Servier to develop, manufacture and commercialize certain allogeneic anti-CD19 CAR products, including UCART19, in the United States with the option to obtain the rights over additional allogeneic anti-CD19 CAR product candidates and for allogeneic CAR T cell product candidates directed against one additional target. In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. In October 2019, we agreed to waive our rights to the one additional target. See Note 6 to our condensed financial statements included elsewhere in this report for further description of the Servier Agreement.
Transition Services Agreement
In connection with the closing of the Pfizer Agreement, we entered into a Transition Services Agreement (TSA) with Pfizer in April 2018, pursuant to which we obtained from Pfizer certain (i) research and development services, including services relating to testing, studies, and clinical trials, project management services, laboratory equipment and operations services, animal care services, data storage services and regulatory strategy services, and (ii) general and administrative services, including business technology services, compliance services, finance/accounting services, and procurement, manufacturing and supply chain services, with respect to the assets that we purchased from Pfizer. Under the TSA, Pfizer also provided us with certain facilities and facility management services. The services were provided by certain employees of Pfizer as independent contractors of Allogene. We believe that it was helpful for Pfizer to provide such services to us under the TSA to help facilitate the efficient operation of our business after the asset purchase. Pfizer began providing the services in May 2018 and the TSA was terminated in September 2019.
Components of Results of Operations
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts and preclinical and clinical development of our product candidates. Research and development expenses that were incurred for the three and nine months ended September 30, 2019 related mostly to the development of pipeline product candidates UCART19, ALLO-501 and ALLO-715. The most significant research and development expenses relates to the following costs incurred for the development of our product candidates, which include:

•
expenses incurred under agreements with our collaboration partner and third-party contract organizations, investigative clinical trial sites that conduct research and development activities on our behalf, and consultants;

•	costs related to production of clinical materials, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of preclinical and clinical trials;

•	employee-related expenses, which include salaries, benefits and stock-based compensation; and

•	facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and supplies.

•	Other significant research and development costs include costs relating to overhead costs.

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
We are required to reimburse Servier for 60% of the costs associated with the development of UCART19, including for the CALM and PALL clinical trials. We accrue for costs incurred by monitoring the status of the CALM and PALL clinical trials and the invoices received from Servier. We adjust our accrual as actual costs become known. Servier is required to reimburse us for 40% of the costs associated with the development of ALLO-501, including for the ALPHA clinical trial. Collaboration expenses and cost reimbursement is recorded on a net basis as a research and development expense in our condensed statements of operations and comprehensive loss.
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
General and Administrative
General and administrative expenses consist primarily of salaries and other staff-related costs, including stock-based compensation for options and restricted stock units granted and modification of shares of common stock issued to our founders to include vesting conditions, for personnel in executive, finance, accounting, legal, investor relations, facilities, business development, information technology and human resources functions. Other significant costs include costs relating to facilities and overhead costs, legal fees relating to corporate and patent matters, insurance, investor relations costs, fees for accounting and consulting services, information technology, and other general and administrative costs. General and administrative costs are expensed as incurred, and we accrue for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from our service providers, and adjusting our accruals as actual costs become known.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
The following sets forth our results of operations for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$39,995	$10,870	$29,125	268%
General and administrative	15,016	11,317	3,699	33%
Total operating expenses	55,011	22,187	32,824	148%
Loss from operations	(55,011)	(22,187)	(32,824)	148%
Other income (expense), net:
Change in fair value of convertible note payable	—	(19,415)	19,415	(100)%
Interest expense	—	(3,358)	3,358	(100)%
Interest and other income, net	4,309	1,463	2,846	195%
Loss before income taxes	(50,702)	(43,497)	(7,205)	17%
Income tax expense	(33)	—	(33)
Net Loss	$(50,735)	$(43,497)	$(7,238)	17%
Research and Development Expenses
Research and development expenses were $40.0 million and $10.9 million for the three months ended September 30, 2019 and 2018, respectively. The increase of $29.1 million was driven primarily by increased external costs relating to the advancement of our pipeline candidates of $14.1 million, increased personnel related costs of $11.3 million, of which $5.2 million is increased stock-based compensation expense, and increased allocated building rent and facilities costs of $5.1 million, offset by a decrease in TSA costs of $1.8 million.
General and Administrative Expenses
General and administrative expenses were $15.0 million and $11.3 million for the three months ended September 30, 2019 and 2018, respectively. The net increase of $3.7 million was primarily due to an increase in personnel related costs of $4.6 million, of which $3.0 million is increased stock-based compensation expense, a $0.6 million increase in advisory costs including legal fees and professional consulting fees, offset by a decrease of $1.4 million in expenses incurred under the TSA.

Change in Fair Value of 2018 Notes

The change in fair value of convertible notes was zero and $19.4 million for the three months ended September 30, 2019 and 2018, respectively. The decrease was directly attributable to the Company’s progress towards completing an IPO from the issuance date of the 2018 Notes through September 30, 2018. There was no comparative transaction in the three months ended September 30, 2019.

Interest Expense

Interest expense was zero and $3.4 million for the three months ended September 30, 2019 and 2018, respectively. The decrease was due to the debt issuance costs that were expensed during the three months ended September 30, 2018 upon issuance of the 2018 Notes. There was no comparative transaction in the three months ended September 30, 2019.
Interest and Other Income, Net
Interest and other income, net was $4.3 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively. The increase of $2.8 million was due to interest earned on our cash, cash equivalents and investments as our combined cash, cash equivalents and investments balance was $601.9 million as of September 30, 2019 compared to $398.3 million in cash, cash equivalents and investments as of September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018
The following sets forth our results of operations for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$95,172	$133,356	$(38,184)	(29)%
General and administrative	42,261	26,440	15,821	60%
Total operating expenses	137,433	159,796	(22,363)	(14)%
Loss from operations	(137,433)	(159,796)	22,363	(14)%
Other income (expense), net:
Change in fair value of convertible note payable	—	(19,415)	19,415	(100)%
Interest expense	—	(3,358)	3,358	(100)%
Interest and other income, net	13,693	1,573	12,120	771%
Loss before income taxes	(123,740)	(180,996)	57,256	(32)%
Benefit (expense) from income taxes	176	—	176
Net Loss	$(123,564)	$(180,996)	$57,432	(32)%
Research and Development Expenses
Research and development expenses were $95.2 million and $133.4 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $38.2 million was primarily due to a $109.4 million decrease in expense related to the in-process research and development assets with no alternative future use, which was acquired from Pfizer in April 2018. This was offset by an increase of $71.2 million in other research and development expenses, driven primarily by increased personnel related costs of $32.6 million, of which $12.6 million is increased stock-based compensation expense, increased external costs relating to the advancement of our pipeline candidates of $26.1 million, and increased allocated building rent and facilities costs of $13.7 million. These increases were offset by a decrease of $2.5 million in expenses incurred under the TSA.
General and Administrative Expenses
General and administrative expenses were $42.3 million and $26.4 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $15.8 million was primarily due to increased personnel costs of $15.7 million, of which $6.9 million is related to increased stock-based compensation expense, and $1.6 million of increased advisory costs which include legal fees and professional service fees. These increases were offset by a decrease of $2.1 million in transaction costs related to the Pfizer acquisition.

Change in Fair Value of 2018 Notes

The change in fair value of convertible notes was zero and $19.4 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease was directly attributable to the Company’s progress towards completing an IPO from the issuance date of the 2018 Notes through September 30, 2018. There was no comparative transaction in the nine months ended September 30, 2019.

Interest Expense

Interest expense was zero and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease was due to the debt issuance costs that were expensed during the nine months ended September 30, 2018 upon issuance of the 2018 Notes. There was no comparative transaction in the nine months ended September 30, 2019.
Interest and Other Income, Net
Interest and other income, net was $13.7 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $12.1 million was due to interest earned on our cash equivalents and investments as our combined cash, cash equivalents and investments balance was $601.9 million as of September 30, 2019 compared to $398.3 million in cash, cash equivalents and investments as of September 30, 2018. Our cash equivalents and investments were also zero for the three months ended March 31, 2018.

Liquidity, Capital Resources and Plan of Operations
To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2019, we had $601.9 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will enable us to maintain our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
In connection with our IPO, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. At the closing of the IPO, our outstanding convertible promissory notes of $120.2 million in principal amount were automatically converted into 7,856,176 shares of common stock.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(87,083)	$(23,172)
Investing activities	156,155	(319,410)
Financing activities	2,486	426,660
Net increase in cash, cash equivalents and restricted cash	$71,558	$84,078
Operating Activities
During the nine months ended September 30, 2019, cash used in operating activities of $87.1 million was attributable to a net loss of $123.6 million, partially offset by non-cash charges of $36.9 million and a net change of $0.4 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock compensation expense of $32.2 million, depreciation of $2.7 million and non-cash rent expense of $4.8 million, offset by net accretion on investment securities of $3.1 million. The change in operating assets and liabilities was primarily due to a $7.5 million increase in accrued and other current liabilities. This was offset by $3.1 million decrease in accounts payable, a $2.0 million decrease in other long-term liabilities, a $0.1 million decrease in prepaid expenses and other current assets and a $2.9 million increase in other long-term assets.

During the nine months ended September 30, 2018, cash used in operating activities of $23.2 million was attributable to a net loss of $181.0 million, partially offset by non-cash charges of $146.6 million and a net change of $11.2 million in our net operating assets and liabilities. The non-cash charges consisted primarily of acquired in-process research and development expense resulting from the asset acquisition from Pfizer of $109.4 million, change in fair value of convertible notes payable of

$19.4 million and $12.7 million of stock-based compensation. The net change in operating assets and liabilities was primarily due to a $12.7 million increase in accrued and other liabilities resulting from the timing of payments made to our collaboration partners and Pfizer and accrued professional and consulting services, a $3.1 million increase in accounts payable driven by increased professional fees and partially offset by a $3.1 million increase in prepaid expenses and other current assets and a $1.5 million increase in other long-term assets.
Investing Activities
During the nine months ended September 30, 2019, cash provided by investing activities of $156.2 million was related to investment maturities of $355.8 million, offset by purchases of investments of $162.9 million and purchases of property and equipment of $36.7 million.

During the nine months ended September 30, 2018, cash used in investing activities of $319.4 million was related to the purchase of investments of $315.4 million, cash transaction costs of $2.1 million incurred in the asset acquisition from Pfizer and the purchase of property and equipment of $1.9 million.
Financing Activities
During the nine months ended September 30, 2019, cash provided by financing activities of $2.5 million was related to net proceeds from the purchase of common stock through the employee stock purchase program of $1.8 million and net proceeds from the issuance of common stock upon exercise of stock options of $0.7 million.

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

Contractual Obligations and Commitments
For our contractual obligations and commitments as of December 31, 2018, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.  In the nine months ended September 30, 2019, we entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease has a term of 15 years and 8 months and is expected to commence in May 2020. Upon certain conditions, we have two ten-year options to extend the lease. Subject to rent abatement for the second through nine months of the lease, we will be required to pay $159,150 per month for rent for the first twelve months of the lease term which will increase at a rate of 3% per year.
Commitments
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis and Servier. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of September 30, 2019, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see “—Our Research and Development and License Agreements” above.
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
Interest Rate Risk
Our cash, cash equivalents and investments of $601.9 million as of September 30, 2019 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on September 30, 2019 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed financial statements. As of September 30, 2019, we had $1.2 million of liabilities denominated in Euros.

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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
We have a limited operating history and face significant challenges and expense as we build our capabilities.*
We were incorporated in 2017 and acquired certain rights to UCART19, ALLO-501 and ALLO-715 and other allogeneic CAR T cell therapy assets from Pfizer in April 2018. We have a limited operating history and are subject to the risks inherent in any newly-formed organization, including, among other things, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures. Several support services were provided by Pfizer through a Transition Services Agreement (TSA), including certain research and development and general and administrative services, which terminated in September 2019. As we build our own capabilities, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein. If we are unable to build and manage our support services in a timely manner, our operating and financial results could differ materially from our expectations, and our business could suffer.
As a company, we have not progressed any product candidates through clinical development to commercialization. Our collaboration partner, Servier, conducts the CALM and PALL clinical trials of UCART19, and we cannot be certain that our planned clinical trials of our other product candidates will begin or be completed on time, if at all.
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only recently acquired rights to an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2018, we reported a net loss of $211.5 million. For the nine months ended September 30, 2019, we reported a net loss of $123.6 million. As of September 30, 2019, we had an accumulated deficit of $335.1 million.
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
We are heavily reliant on our partners for access to key gene editing technology for manufacturing our product candidates and for the development of UCART19, ALLO-501 and ALLO-501A.*
A critical aspect to manufacturing allogeneic T cell product candidates involves gene editing the healthy donor T cells in an effort to avoid GvHD and to limit the patient’s immune system from attacking the allogeneic T cells. GvHD results when allogeneic T cells start recognizing the patient’s normal tissue as foreign. We use Cellectis’s TALEN gene-editing technology to inactivate a gene coding for TCRα, a key component of the natural antigen receptor of T cells, to cause the engineered T cells to be incapable of recognizing foreign antigens. Accordingly, when injected into a patient, the intent is for the engineered T cell not to recognize the tissue of the patient as foreign and thus avoid attacking the patient’s tissue. In addition, we use TALEN gene editing to inactivate the CD52 gene in donor T cells, which codes for the target of an anti-CD52 monoclonal antibody. Anti-CD52 monoclonal antibodies deplete CD52 expressing T cells in patients while sparing therapeutic allogeneic T cells lacking CD52. By administering an anti-CD52 antibody prior to infusing our product candidates, we believe we have the potential to reduce the likelihood of a patient’s immune system from rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which the engineered allogeneic T cells can actively target and destroy the cancer cells.
We rely on an agreement with Cellectis for rights to use TALEN and electroporation technology for 15 select cancer targets, including BCMA, FLT3, CD70, DLL3 and other targets included in our pipeline. We also rely on Cellectis, through our agreement with Servier, for rights to UCART19 and ALLO-501. Pursuant to our agreement with Servier, we are also dependent on Servier for us to obtain rights to ALLO-501A from Cellectis. We would need an additional license from Cellectis or access to other gene-editing technology to research and develop product candidates directed at targets not covered by our existing agreements with Cellectis and Servier. In addition, the Cellectis gene-editing technology may fail to produce viable product candidates. Moreover, both Servier and Cellectis may terminate our respective agreements in the event of a material breach of the agreements, or upon certain insolvency events. If our agreements were terminated or we required other gene editing technology, such a license or technology may not be available to us on reasonable terms, or at all, particularly given the limited number of alternative gene-editing technologies in the market.
In addition, under the Servier Agreement, Servier is responsible for conducting the two clinical trials of UCART19, CALM and PALL. We plan to support Servier in advancing the CALM and PALL trials, and we expect Servier to support our clinical trials of ALLO-501 and ALLO-501A for the treatment of patients with R/R NHL. Other than the agreed-upon global research and development plan for UCART19, we have limited control over the nature or timing of Servier’s clinical trials and limited visibility into their day-to-day activities. In addition, we rely on Servier for access to data from the UCART19 trials, and as a result at any given time we may not be aware of one or more significant trial developments. If UCART19 encounters safety or efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed. Additionally, other clinical trials being conducted by Servier may at times receive higher priority than research on our programs. Moreover, if Servier does not provide its share of support for the UCART19, ALLO-501 and ALLO-501A clinical trials, our expenses may be greater than we currently expect and we may have difficulty progressing our ongoing and planned clinical trials in a timely manner.
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
Our business is highly dependent on the success of UCART19, ALLO-501 and ALLO-501A. If we or Servier are unable to obtain approval for UCART19 and ALLO-501A and effectively commercialize UCART19 and ALLO-501A for the treatment of patients in approved indications, our business would be significantly harmed.*
Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced product candidates, UCART19 and ALLO-501A. UCART19 is in the early stages of development and has only been administered in a limited number of patients in Phase 1 clinical trials. The results to date may not predict results for our planned trial or any future studies of UCART19 or any other allogeneic CAR T product candidate. Because UCART19 and ALLO-501 are among the first allogeneic products to be evaluated in the clinic, the failure of either product candidate, or the failure of other allogeneic T cell therapies, may impede our ability to develop ALLO-501A, and significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies, particularly if high or uncontrolled rates of GvHD are observed. If significant GvHD events are observed with the administration of UCART19, ALLO-501 or ALLO-501A, or if any of the product candidates is viewed as less safe or effective than autologous therapies, our ability to develop other allogeneic therapies may be significantly harmed.
We are also dependent on Servier to oversee the manufacturing of UCART19 and conduct the UCART19 trials in a timely and appropriate manner. Servier has experienced UCART19 supply issues that limited its ability to recruit new patients. Significant delays in enrollment, due to supply issues or results from the CALM and PALL studies or other reasons, could affect the progress and success of the CALM and PALL clinical trials, our leadership position in the allogeneic CAR T industry and the ability to progress additional product candidates.  In addition, we expect Servier to submit a revised pediatric investigation plan for UCART19 to the EMA in the first half of 2020. The EMA could reject the revised pediatric investigation plan, which would affect Servier’s ability to progress the PALL2 clinical trial on the timeframe currently anticipated or at all.
All of our product candidates, including UCART19 and ALLO-501A, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because UCART19 and ALLO-501 are our most advanced product candidates, and because our other product candidates are based on similar technology, if any of the product candidates encounters safety or efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed.
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
In the PALL and CALM clinical trials, the most common severe or life threatening adverse events resulted from CRS, prolonged cytopenia and neutropenic sepsis. Multiple patients have died in these trials, including deaths that were attributed to UCART19. In the future, patients may experience additional adverse events related to the lymphodepletion regimen as well as UCART19, some of which may result in death. As we treat more patients with UCART19 in our clinical trials, new less common side effects may also emerge.
As an anti-CD19 CAR T cell therapy, we expect ALLO-501 and ALLO-501A to cause similar toxicities as UCART19. Other of our allogeneic CAR T product candidates may also cause similar or worse toxicities. For instance, because ALLO-715 may require a higher dose than UCART19 and could be used in a more elderly patient population, it is possible that the risk of GvHD or other adverse events for ALLO-715 could be greater than UCART19.

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
Our clinical trials may fail to demonstrate the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.*
Before obtaining regulatory approvals for the commercial sale of our product candidates, including UCART19, ALLO-501A and ALLO-715, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, including in any post-approval studies.
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
Monitoring and managing toxicities in patients receiving our product candidates is challenging, which could adversely affect our ability to obtain regulatory approval and commercialize.*
For our clinical trials of UCART19, ALLO-501 and ALLO-715 and in our planned clinical trials of other product candidates, we and Servier contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, these centers and hospitals may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using our product candidates, if approved, on a commercial basis could have similar difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of our product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Use of these medicines may increase with new physicians and centers administering our product candidates.
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
In addition, prior treatment with rituximab may interfere with ALLO-501 as ALLO-501 contains rituximab recognition domains.  Since rituximab is a typical part of a treatment regimen for a patient with NHL, patient eligibility for the ALLO-501 trial may be limited. Patients may also undergo plasmapheresis to remove rituximab prior to infusion of ALLO-501, which may cause separate adverse effects. We have removed the rituximab recognition domains in the second generation of ALLO-501, known as ALLO-501A, which we believe will potentially facilitate treatment of patients who were recently treated with rituximab. However, we may have difficultly manufacturing or otherwise advancing ALLO-501A.
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
In the ongoing CALM and PALL trials, we use a commercially available monoclonal antibody, alemtuzumab, that binds CD52. Alemtuzumab is known to have risk of causing certain adverse events.  The EMA is currently reviewing alemtuzamab in the context of the treatment of multiple sclerosis following reports of immune-mediated conditions and problems affecting the heart and blood vessels, including fatal cases. If the EMA limits the use of alemtuzumab or anti-CD52 antibodies, our clinical program would be adversely affected.
To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647.  We are using ALLO-647 in our clinical trial of ALLO-501 and ALLO-715. Subject to regulatory acceptance, Servier may also use ALLO-647 in the Servier sponsored clinical trials of UCART19. However, we may be unable to agree with Servier an appropriate arrangement for the use of ALLO-647. ALLO-647 may also cause adverse events, such as those events that alemtuzumab may cause. In addition, we may explore a higher dose of ALLO-647 in our clinical trial of ALLO-501, which may increase the risk of adverse events.
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
These and other risks associated with our international operations and our collaborations with Servier and Cellectis, each based in France, and with Notch Therapeutics Inc. (Notch), based in Canada, may materially adversely affect our ability to attain or maintain profitable operations.
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
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Executive Chairman, our President and Chief Executive Officer, our Chief Financial Officer, our Executive Vice President of Research & Development and Chief Medical Officer, and our Chief Technical Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*
As of November 4, 2019, we had 190 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants.  In September 2019, we terminated support services previously provided by Pfizer, and our internal build-out of such services may disrupt our operations and be more expensive than we expect. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. We may also be subject to penalties or other liabilities if we mis-classify employees as consultants. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.
We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.*
We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our agreements with Servier and Notch require significant research and development commitments that may not result in the development and commercialization of product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.
We may not realize the benefits of acquired assets or other strategic transactions.*
We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions, including our acquisition of CAR T cell assets from Pfizer, licenses with Cellectis, Servier and Notch, and any future strategic transactions depends on the risks and uncertainties involved including:

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
As of September 30, 2019, we had $601.9 million in cash, cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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

While we have leased space to build a manufacturing facility, we must currently rely on outside vendors to manufacture supplies and process our product candidates. We do not have long-term agreements in place with CMOs for the manufacture of our cell therapies or of ALLO-647. If we are unable to contract with CMOs on acceptable terms or at all, our clinical development program would be delayed and our business would be significantly harmed.
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
We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by the Data Safety Monitoring Committee. The FDA’s review of our data of our ongoing clinical trials of UCART19, ALLO-501 and ALLO-715 may, depending on the data, also result in the delay, suspension or termination of one or more clinical trials of UCART19, ALLO-501 and ALLO-715, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.
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
The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.*
If and when our ongoing and planned Phase 1 clinical trials for UCART19 and ALLO-715 are completed and, assuming positive data, we expect to advance to potential registrational trials. The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect registrational trials for UCART19 and ALLO-715 to be designed to evaluate the efficacy of the product candidate in an open-label, non-comparative, two-stage, pivotal, multicenter, single-arm clinical trial in patients who have exhausted available treatment options. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA. For example, the FDA may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.
Given the molecular similarities between UCART19, ALLO-501 and ALLO-501A, we may have additional difficulties progressing any clinical trial of ALLO-501A, if emerging data from the clinical trials of ALLO-501 or UCART19 have safety or other issues. In addition, the protocol amendment for ALLO-501 is subject to FDA review, and any adverse review may limit our ability to progress ALLO-501 and ALLO-501A.
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
If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.*
We rely upon a combination of patents, trade secret protection and license agreements to protect the intellectual property related to our technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.
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
Third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us. We are aware of several U.S. patents held by third parties relating to certain CAR compositions of matter and their methods of use. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when UCART19, ALLO-501A, ALLO-715 or another CAR-based product candidate is approved by the FDA, third parties may then seek to enforce their patents by filing a patent infringement lawsuit against us. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. We may not be able to prove in litigation that any patent enforced against us is invalid.
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
We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to various compliance initiatives.*

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), which requires, among other things, that we file with the Securities and Exchange Commission (SEC) annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted, pursuant to which the SEC adopted rules and regulations related to corporate governance and executive compensation, such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over time, however we expect that we will no longer be an emerging growth company on December 31, 2019 and expect to incur additional compliance-related expenses as a result.
Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
We expect the rules and regulations applicable to public companies to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations make it difficult and expensive for us to maintain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
The underwriting discounts and commissions for the offering totaled approximately $26.1 million. We incurred additional costs of approximately $3.2 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $29.3 million. Thus, net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $343.3 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank money market accounts. Through September 30, 2019, we have not used any of the net proceeds from our IPO. We are investing these funds in some combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the Prospectus. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

On November 1, 2019, we entered into a Collaboration and License Agreement (the Collaboration Agreement) with Notch Therapeutics Inc. (Notch), pursuant to which Notch has granted to us an exclusive, worldwide, royalty-bearing, sublicenseable license under certain of Notch’s intellectual property to develop, make, use, sell, import, and otherwise commercialize therapeutic gene-edited T cell and/or natural killer (NK) cell products from induced pluripotent stem cells directed at certain CAR targets for initial application in non-Hodgkin lymphoma, acute lymphoblastic leukemia and multiple myeloma. In addition, we made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in us having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. See Note 13 to our condensed financial statements included elsewhere in this report for further description of the Collaboration Agreement.

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

10.1	First Amendment, dated September 4, 2019, to the Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date: November 5, 2019	By:	/s/ David Chang
David Chang, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Eric Schmidt
Eric Schmidt, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)