Form 10-K
period 2019-12-31
Allogene Therapeutics, Inc.
filed 2020-02-27
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 001-38693
_________________________________
Allogene Therapeutics, Inc.
(Exact name of Registrant as specified in its Charter)
_________________________________

Delaware	82-3562771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
210 East Grand Avenue, South San Francisco, California 94080
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (650) 457-2700
_________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	ALLO	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,601 million based on the closing price of the registrant’s common stock on June 28, 2018 of $26.85 per share, as reported by The Nasdaq Global Select Market.
The number of shares of Registrant’s Common Stock outstanding as of February 24, 2020 was 124,906,945.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Report.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•the success, cost, timing and potential indications of our product development activities and clinical trials;

•the timing of our planned investigational new drug application submissions to the U.S. Food and Drug Administration for our product candidates;

•the timing of the initiation, enrollment and completion of planned clinical trials in the United States and foreign countries;

•our ability to obtain and maintain regulatory approval of our product candidates in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our product candidates;

•our plans to research, develop and commercialize our product candidates;

•our ability to attract and retain collaborators with development, regulatory and commercialization expertise;

•the size of the markets for our product candidates, and our ability to serve those markets;

•our ability to successfully commercialize our product candidates;

•the rate and degree of market acceptance of our product candidates;

•our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;

•regulatory developments in the United States and foreign countries;

•our ability to contract with and the performance of our and our collaborators’ third-party suppliers and manufacturers;

•our ability to develop and successfully operate our own manufacturing facility;

•the success of competing therapies that are or become available;

•our ability to attract and retain key scientific or management personnel;

•the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•our use of cash and other resources; and

•our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others.

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

Chimeric antigen receptor (CAR) T cell therapy, a form of cancer immunotherapy, has emerged as a revolutionary and potentially curative therapy for patients with hematologic cancers, including refractory cancers. In 2017, the first two autologous anti-CD19 CAR T cell therapies, Kymriah, developed by Novartis International AG (Novartis), and Yescarta, developed by Kite Pharma, Inc. (Kite), were approved by the U.S. Food and Drug Administration (FDA) for the treatment of relapsed/refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL) (Kymriah) and R/R large B-cell lymphoma (Yescarta). Autologous CAR T cell therapies are manufactured individually for the patient’s use by modifying the patient’s own T cells outside the body, causing the T cells to express CARs. The entire manufacturing process is dependent on the viability of each patient’s T cells and takes approximately two to four weeks. As seen in the registrational trials for Kymriah and Yescarta, up to 31% of intended patients ultimately did not receive treatment primarily due to interval complications from the underlying disease during manufacturing or manufacturing failures.

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

We have multiple clinical trials ongoing and have a deep pipeline to further the research and development of allogeneic CAR T cell product candidates in both hematological malignancies and solid tumors. We believe our management team’s experience in immuno-oncology and specifically in CAR T cell therapy will help drive the rapid development and, if approved, the commercialization of potentially curative therapies for patients with aggressive cancer.
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

We use Cellectis, S.A. (Cellectis), TALEN gene-editing technology with the goal of limiting the risk of GvHD by engineering T cells to lack functional T cell receptors (TCRs) that are no longer capable of recognizing a patient’s normal tissue as foreign. With the goal of enhancing the expansion and persistence of our engineered allogeneic T cells, we use TALEN to inactivate the CD52 gene in donor T cells and an anti-CD52 monoclonal antibody to deplete CD52 expressing T cells in patients while sparing the therapeutic allogeneic T cells. We believe this enables a window of persistence for the infused allogeneic T cells to actively target and destroy cancer cells. We are also developing ALLO-647, our own anti-CD52 monoclonal antibody. Our off-the-shelf approach is dependent on state-of-the-art manufacturing processes, and we are building a technical operations organization with fully integrated in-house expertise in clinical and commercial engineered T cell manufacturing. In February 2019, we entered into a lease to build our own cell therapy manufacturing facility in Newark, California, and we expect to commence manufacturing at our facility in 2021. Finally, we plan to leverage next generation technologies to develop more potent product candidates and to develop product candidates from a renewable cell source. We believe next generation technologies will also allow us to develop allogeneic T cell therapies for the treatment of solid tumors, which to date have been difficult to treat because of the lack of validated targets and tumor microenvironments that can impair the activity of T cells.

Our Pipeline

We are currently developing a pipeline of multiple allogeneic CAR T cell product candidates utilizing protein engineering, gene editing, gene insertion and advanced proprietary T cell manufacturing technologies. Several of our most advanced product candidates, including UCART19, ALLO-501 and ALLO-501A, are engineered allogeneic CAR T cell therapies that target CD19, a protein expressed on the cell surface of B cells and a validated target for B cell driven hematological malignancies. We are also developing engineered allogeneic CAR T cell product candidates for multiple myeloma, other blood cancers and solid tumors. Our pipeline is represented in the diagram below.

1 Phase 3 may not be required if Phase 2 is registrational.
2 Servier will hold ex-US commercial rights. Servier is the sponsor of the UCART19 trials.
3 Allogene is the sponsor of the ALLO-501 trial and plans to sponsor a trial for ALLO-501A.
4 ALLO-647 intended to enable expansion and persistence of allogeneic CAR T product candidates.
5 Allogene sponsored trial in combination with SpringWorks Therapeutics, Inc.

Our lead product candidates include:

•UCART19. Our collaboration partner, Servier, is sponsoring two Phase 1 clinical trials of UCART19 in patients with R/R ALL, one for adult patients (the CALM trial) and one for pediatric patients (the PALL trial). In December 2018, interim results from 21 patients in the CALM and PALL clinical trials were presented at the 60th American Society of Hematology (ASH) Annual Meeting. As of October 23, 2018, 67% (14/21) of patients achieved complete remission (CR) or complete remission with incomplete blood recovery (CRi). Eighty-two percent (14/17) of patients who received a lymphodepletion regimen consisting of fludarabine, cyclophosphamide and an anti-CD52 monoclonal antibody (FCA) achieved a CR/CRi. In the four patients who received fludarabine and cyclophosphamide (FC) only, there was no evidence of UCART19 cell expansion and no responses were observed. We believe the interim data of UCART19 suggest an anti-CD52 antibody is an important addition to the lymphodepletion regimen for allogeneic CAR T cell expansion, and we are progressing the development of our own anti-CD52 antibody, ALLO-647, as described below. The most common adverse events were related to cytokine release syndrome (CRS) and were generally manageable. Two mild (Grade 1) GvHD cases in the skin were observed and resolved. Subject to the continued advancement of the Phase 1 trials, we expect UCART19 to be advanced to potential registrational trials in 2021. See “—Product Pipeline and Development Strategy—UCART19—Pooled CALM and PALL Clinical Findings—Interim Safety” for more information regarding adverse events.

•ALLO-501. We are sponsoring a Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with the most common R/R non-Hodgkin lymphoma (NHL) subtypes. This includes R/R large B-cell lymphoma and R/R follicular lymphoma (FL). In January 2019, the FDA cleared our investigational new drug application (IND) for the ALPHA trial, and we initiated the trial in the second quarter of 2019. We expect to report initial data from the trial in the second quarter of 2020.

•ALLO-501A. We plan to use the clinical data from ALLO-501 to accelerate the development of the second-generation version of ALLO-501, known as ALLO-501A. We have removed rituximab recognition domains in ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL. In December 2019, the FDA cleared our IND to initiate a Phase 1/2 clinical trial for ALLO-501A (the ALPHA2 trial) and we plan to initiate the trial in the second quarter of 2020, subject to completing the manufacturing of ALLO-501A. The Phase 1 portion of the ALPHA2 trial is designed to assess the safety and tolerability at increasing dose levels of ALLO-501A in patients with R/R large B-cell lymphoma or transformed FL.

•ALLO-715. We are sponsoring a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715, an allogeneic CAR T cell product candidate targeting B-cell maturation antigen (BCMA), in adult patients with R/R multiple myeloma. In May 2019, the FDA cleared our IND for the UNIVERSAL trial, and we initiated the trial in the third quarter of 2019. We expect to report initial data from the trial in the fourth quarter of 2020. In addition, in January 2020, we entered into a clinical trial collaboration agreement with SpringWorks Therapeutics, Inc. (SpringWorks) to evaluate ALLO-715 in combination with SpringWorks’ investigational gamma secretase inhibitor (GSI), nirogacestat, in patients with R/R multiple myeloma. We plan to initiate this combination trial in the second half of 2020, subject to regulatory clearance.

•ALLO-647. We are developing an anti-CD52 monoclonal antibody, ALLO-647, which is designed to be used prior to infusing our other product candidates as part of the lymphodepletion regimen. ALLO-647 may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can actively target and destroy cancer cells. We are currently utilizing ALLO-647 in the ALPHA trial and UNIVERSAL trial, and plan to utilize ALLO-647 in the ALPHA2 trial.
Our History and Team

We believe we have established a leadership position in allogeneic T cell therapy. In April 2018, we acquired certain assets from Pfizer Inc. (Pfizer), including strategic license and collaboration agreements and other intellectual property related to the development and administration of allogeneic CAR T cells for the treatment of cancer. We have an exclusive collaboration with Servier to develop and commercialize UCART19, ALLO-501 and ALLO-501A, and we hold the commercial rights to these product candidates in the United States. We also have an exclusive worldwide license from Cellectis to its TALEN gene-editing technology for the development of allogeneic T cell product candidates directed against 15 different cancer antigens. Our collaboration with Servier is intended to give us access to TALEN gene-editing technology for all product candidates under our collaboration with Servier. In connection with the Pfizer asset acquisition, we hired a team of employees from Pfizer, who are primarily research and technical operation employees and were leading the research and development of our product candidates and next generation gene engineering and cell engineering technologies at Pfizer.

Our world-class management team has significant experience in immuno-oncology and in progressing products from early stage research to clinical trials, and ultimately to regulatory approval and commercialization. In particular, Dr. Belldegrun’s experience in T cell therapy dates back to his time at the National Cancer Institute as a research fellow in surgical oncology and immunotherapy with Steven Rosenberg, M.D., Ph.D, a recognized pioneer in immuno-oncology. Our President and Chief Executive Officer, Dr. Chang, served as Executive Vice President of Kite and held senior leadership roles at Amgen, Inc. (Amgen). Moreover, both Dr. Belldegrun and Dr. Chang led the development and approval of Yescarta at Kite. Additionally, our Chief Technical Officer, Alison Moore, Ph.D., was previously Senior Vice President, Process Development at Amgen, where she led the development, deployment and oversight of manufacturing for approximately 80 multi-modality assets. Dr. Moore has over 25 years of experience in biotechnology, including in the immuno-oncology space leading process development of Amgen’s comprehensive bi-specific T cell engager production platform. In September 2019, Rafael Amado, M.D., joined us as our Executive Vice President of Research and Development and Chief Medical Officer. Dr. Amado has more than 15 years of biotechnology and pharmaceutical industry experience leading clinical and research teams, and he most recently served as President, Research and Development, at Adaptimmune Therapeutics plc, a T cell therapy company, from August 2018 to August 2019, and as Chief Medical Officer from March 2015.
Our Strategy

Our goal is to maintain and build upon our leadership position in allogeneic T cell therapy. We plan to rapidly develop and, if approved, commercialize allogeneic T cell products for the treatment of cancer that can be delivered faster, more reliably and at greater scale than autologous T cell therapies. We believe achieving this goal could result in allogeneic T cell therapy becoming a standard of care in cancer treatment and enable us to make potentially curative therapies more readily accessible to more patients throughout the world. Key elements of our strategy include:

•Capitalize on a validated target and our leadership in engineered allogeneic anti-CD19 CAR T cell product candidates. Autologous anti-CD19 CAR T cell therapies, such as Kymriah and Yescarta, have emerged as potentially curative therapies for B-cell lymphomas and leukemias. We believe developing allogeneic CAR T cell product candidates targeting CD19 is the next frontier in delivering potentially curative therapies against B-cell lymphomas and leukemias, including NHL and ALL. We plan to support Servier in advancing the CALM and PALL trials in R/R ALL. We also expect to report initial data from the ALPHA trial in R/R NHL in the second quarter of 2020, and build on this data by rapidly advancing the clinical development of ALLO-501A. We believe having the first anti-CD19 allogeneic CAR T cell product candidate in the clinic gives us a leadership advantage in efforts to obtain approval of and commercialize anti-CD19 allogeneic CAR T cell product candidates in B-cell lymphoma and leukemia indications.

•Expand our leadership position within hematologic indications. In addition to UCART19 and ALLO-501A, we plan to advance our near-term pipeline against additional hematological targets where there remains a high unmet need. For example, we are developing ALLO-715, an allogeneic CAR T cell product candidate targeting BCMA. We believe BCMA is a promising target, as early results from clinical trials of third-party autologous CAR T cell therapeutic candidates targeting BCMA have been compelling. Our Phase 1 clinical trial of ALLO-715 for the treatment of patients with R/R multiple myeloma is the first to study an allogeneic CAR T therapy targeting BCMA and we plan to report initial data from the trial in the fourth quarter of 2020. In addition, we plan to initiate a combination trial of ALLO-715 with SpringWorks’ nirogacestat, in patients with R/R multiple myeloma in the second half of 2020, subject to regulatory clearance. We believe nirogacestat has the potential to increase the cell surface density of BCMA and reduce levels of soluble BCMA, thereby enhancing the activity of ALLO-715. We also plan to develop additional allogeneic T cell product candidates targeting other antigens found on hematologic malignancies, including ALLO-316 targeting CD70 and ALLO-819 targeting FLT3, each for the treatment of acute myeloid leukemia (AML).

•Build state-of-the-art gene engineering and cell manufacturing capabilities. Manufacturing allogeneic T cell product candidates involves a series of complex and precise steps. We believe a critical component to our success will be to leverage and expand our proprietary manufacturing know-how, expertise and capacity. In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. We plan to phase the build-out of the facility, and expect to complete the build-out of the majority of the facility in the second half of 2020 and initiate manufacturing under current good manufacturing practices (cGMP) in 2021. We believe establishing our own fully integrated manufacturing operations and infrastructure will allow us to improve the manufacturing process, limit our reliance on contract manufacturing organizations (CMOs) and more rapidly advance product candidates.

•Leverage next generation technologies to advance our platform and expand into solid tumor indications with high unmet need. We have a broad portfolio of solid tumor targets, including CD70 for the treatment of renal cell cancer and DLL3 for the treatment of small cell lung cancer and other aggressive neuroendocrine tumors. We plan to leverage next generation technologies to make more potent allogeneic CAR T cells and improve the characteristics of our product candidates. For example, we are developing TurboCARs, which include a CAR T cell-specific cytokine signal designed to augment the potency and durability of allogeneic T cells. In collaboration with Notch Therapeutics Inc. (Notch), we are researching and developing a process for production of product candidates derived from induced pluripotent stem cells (iPSCs). We believe iPSCs may provide renewable starting material for our allogeneic CAR T cell product candidates that could allow for improved efficiency of gene editing, greater scalability of supply, product homogeneity and more streamlined manufacturing. In addition, we continually survey the scientific and industry landscape for opportunities to license, partner or acquire technologies that may help us advance current or new T cell therapies for the benefit of patients.
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
Engineered T Cell Therapies

Engineered T cell therapy is a type of immunotherapy treatment whereby human T cells are removed from the body and engineered to express CARs which, when infused into a patient, may recognize and destroy cancer cells in a targeted manner.

Chimeric Antigen Receptors (CARs)

CARs are engineered molecules that, when present on the surface of a T cell, enable the T cell to recognize specific proteins or antigens that are present on the surface of other cells. The CAR in UCART19, ALLO-501, ALLO-501A and ALLO-715 is comprised of a single chain protein that contains the following elements:

•Target Binding Domain: At one end of the CAR is a target binding domain that is specific to a target antigen. This domain extends out onto the surface of the engineered T cell, where it can recognize the target antigens. The target binding domain consists of a single-chain variable fragment (scFv) of an antibody comprising variable domains of heavy and light chains joined by a short linker.

•Transmembrane Domain and Hinge: This middle portion of the CAR links the scFv target binding domain to the activating elements inside the cell. This transmembrane domain “anchors” the CAR in the cell’s membrane. In addition, the transmembrane domain may also interact with other transmembrane proteins that enhance CAR function. The hinge domain, which extends to the exterior of the cell, connects the transmembrane domain to scFv and provides structural flexibility to facilitate optimal binding of scFv to the target antigen on the cancer cell’s surface.

•Activating Domains: The other end of transmembrane domain, inside the T cell, is connected to two contiguous domains responsible for activating the T cell when the CAR binds to the target cell. The CD3 zeta domain delivers an essential primary signal within the T cell, and the 41BB domain delivers an additional, co-stimulatory signal. Together, these signals trigger T cell activation, resulting in proliferation of the CAR T cells and killing of the cancer cell. In addition, activated CAR T cells stimulate the local secretion of cytokines and other molecules that can recruit and activate additional immune cells to potentiate killing of the cancer cells.

In addition to the domains described above, ALLO-715 possesses two rituximab-recognition domains between the scFv and the hinge which allow it to be recognized and eliminated by rituximab. UCART19 and ALLO-501 possess rituximab recognition domains in a separate polypeptide termed RQR8 that is co-expressed with the CAR. We have removed rituximab recognition domains in ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL.

The figure below shows the constructs that support our lead programs: UCART19, ALLO-501, ALLO-501A and ALLO-715.

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

While the autologous approach has been revolutionary, demonstrating compelling efficacy in many patients, it is burdened by the following key limitations:

•Lengthy Vein-to-Vein Time. Due to the individualized manufacturing process, patients must wait approximately two to four weeks to be treated with their engineered cells. As a result, in the registrational trials for Yescarta and Kymriah, up to 31% of intended patients ultimately did not receive treatment primarily due to interval complications from the underlying disease during manufacturing or manufacturing failures.

•Variable Potency. In many cases, patients have T cells that have been damaged or weakened due to prior chemotherapy or hematopoietic stem-cell transplant. Compromised T cells may not proliferate well during manufacturing or may produce cells with insufficient potency that cannot be used for patient treatment, resulting in manufacturing failures, or that can show poor expansion and activity in patients. In addition, the individualized nature of autologous manufacturing, together with the variability in patients’ T cells, may lead to variable potency of manufactured T cells, and this variability may cause unpredictable treatment outcomes.

•Manufacturing Failures. Autologous cell manufacturing sometimes encounters production failures. This can mean that a patient never receives treatment, as additional patient starting material may not be available or the patient may no longer be eligible due to advanced disease. Furthermore, retreatment can be difficult due to a limited supply of usable patient starting material.

•High Production Cost. The delivery of autologous T cell therapy is complicated due to the individualized nature of manufacturing, which allows only one patient to be treated from each manufacturing run and requires dedicated infrastructure to maintain a strict chain of custody and chain of identity of patient-by-patient material collection, manufacturing and delivery. The complex logistics add significant cost to the process and limit the ability to scale. Additionally, the collection of T cells through leukapheresis from each individual patient results in a time consuming and costly step in the autologous process. In part due to these logistics, autologous treatment is currently only available at select centers.

Allogeneic engineered T cells are manufactured in a similar manner as autologous, but our manufacturing has two key differences: (1) our allogeneic T cells are derived from healthy donors, not cancer patients, and (2) our allogeneic T cells are genetically engineered to minimize the risk of GvHD and enable a window of persistence in the patient.

Our approach is designed to provide the same intended curative outcome as autologous therapy, while offering the following potential key advantages:

•Availability and Access. Starting with T cells from a healthy donor, we believe that at scale we can manufacture approximately 100 doses of allogeneic product that could be used in any eligible patient. Because our allogeneic product candidates are designed to be frozen and available off-the-shelf, they could potentially be readily shipped and administered to patients. We believe having an inventory of off-the-shelf allogeneic T cell products can also facilitate delivering multiple product doses to a patient over time as well as enable treatment with multiple different engineered allogeneic T cell products directed to different cancer targets in a patient.

•Speed to Patient. Many patients with aggressive cancer or rapidly progressing cancer that is refractory to existing therapies may not have multiple weeks to wait for autologous T cell treatment. Our allogeneic approach has the potential to create off-the-shelf product inventory, which could enable dosing of patients within days of prescription. This would represent a significant reduction in patient wait time, potentially allowing the treatment of patients who are too sick to wait for the autologous therapy, and could improve patient outcomes.

•Enhanced Cell Consistency and Potency. Our manufacturing process produces therapies from selected, screened and tested healthy donors. Healthy donor T cells are potentially superior for engineered cellular therapy as compared to T cells from patients who have undergone prior chemotherapy or hematopoietic stem-cell transplant, which can damage or weaken T cells. In addition, greater consistency of the product may yield more predictable treatment outcomes.

•Streamlined Manufacturing and Cost Efficiencies. We are building an efficient and scalable manufacturing process and organization. The allogeneic approach utilizes healthy donor T cells which we believe provides enhanced scalability, reduces costs of engineered T cell therapy and reduces costs to the healthcare system as our allogeneic approach does not require us to collect and track T cells from each individual patient.

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

We can concurrently add additional genes to these cells that confer specific properties. For example, we can add an off-switch by expressing proteins that can make T cells susceptible to certain drugs, such as anti-CD20 monoclonal antibodies, and enable us to deplete our engineered T cells if needed by administering such drugs to the patient. We can also introduce cytokine activation signaling within a CAR T cell that is designed to enhance the proliferative potential, migratory behavior, and killing activity of cells. We are investigating multiple constructs designed to mimic cytokine signaling selectively within CAR T cells, a technology platform that we call “TurboCARs”.

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

Electroporation allows TALEN mRNA to enter into the cell, where it is translated into a nuclease that can cut DNA and inactivate specific target genes. Inactivation of genes, such as TCRα and CD52, which is performed for UCART19, ALLO-501, ALLO-501A, and ALLO-715, is intended to reduce the risk of GvHD and allow the allogeneic T cells to expand and persist in patients. We believe the inactivation of other target genes using the TALEN technology can be incorporated into future product candidates, with the goal of enhancing T cell function, including increasing potency against solid tumors.

The figure below illustrates how we utilize Cellectis’s TALEN and electroporation technology to inactivate the genes coding for TCRα and CD52 in our allogeneic T cells for UCART19.
We believe the key benefits of TALEN technology are:

•Precision. It is possible to design a TALEN that will cleave at any selected region in any gene, giving us the ability to achieve the desired genetic outcome with any gene.

•Specificity and Selectivity. TALEN may be designed to limit its DNA cleavage to the desired sequence and to reduce the risk of cutting elsewhere in the genome. This parameter is essential, especially for therapeutic applications, because unwanted genomic modifications potentially could lead to harmful effects for the patient. In addition, gene editing requires only a transient presence of TALEN, thus preserving the integrity and functionality of the T cell’s genome.

•Efficiency. A large percentage of cells treated by the nuclease bear the desired genomic modification after treatment is completed. We believe the efficiency of TALEN editing helps to improve our manufacturing yields.

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

By administering anti-CD52 antibody prior to infusing our product candidates, we believe we can reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can expand and actively target and destroy cancer cells. We also believe our approach is unique and differentiated. To capitalize on this differentiation and to secure our own source of anti-CD52 monoclonal antibody, we are developing ALLO-647. We are currently utilizing ALLO-647 in the ALPHA trial and UNIVERSAL trial, and plan to utilize ALLO-647 in the ALPHA2 trial.
Step 3. Purification, Formulation, and Storage

Once the allogeneic T cells have been engineered with CARs and gene edited to remove the genes encoding TCRα and CD52, they are cultured for several days to increase the cell number and then harvested. The allogeneic cells then undergo a purification step to remove residual TCR positive cells that have not undergone TCRα gene editing. We believe this purification step is essential as none of the currently available gene-editing nucleases can completely inactivate the target genes. After overnight recovery, the cells are formulated in a cryopreservation media and filled into closed, stoppered vials prior to controlled-rate freezing and long-term storage in the vapor phase of liquid nitrogen. This inventory is securely stored and then shipped to oncology centers as needed.

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
2 Servier will hold ex-US commercial rights. Servier is the sponsor of the UCART19 trials.
3 Allogene is the sponsor of the ALLO-501 trial and plans to sponsor a trial for ALLO-501A.
4 ALLO-647 intended to enable expansion and persistence of allogeneic CAR T product candidates.

5 Allogene sponsored trial in combination with SpringWorks Therapeutics, Inc.

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

UCART19 is manufactured to express a CAR that is designed to target CD19 and gene edited to lack TCRα and CD52 to minimize the risk of GvHD and enable a window of persistence in the patient. In addition, UCART19 cells are engineered to express a small protein on the cell surface called RQR8, which consists of two rituximab recognition domains. This allows for recognition and elimination of cells in the event that silencing of CAR T cell activity is desired. The figure below depicts the construct of UCART19.

Target Indication: Acute Lymphoblastic Leukemia (ALL)

ALL is characterized by the proliferation of immature lymphocytes in the bone marrow. Approximately 6,150 new cases and 1,520 deaths in the United States are estimated in 2020, according to the American Cancer Society. Approximately 80% of cases of ALL are B-cell ALL, which we plan to address with UCART19.

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

Clinical Data

UCART19 is being studied in two ongoing Phase 1 clinical trials, CALM and PALL, sponsored and conducted by Servier, our collaboration partner. Initiated in 2016, CALM is an ongoing Phase 1, open-label, dose-escalation clinical trial in adult patients with R/R ALL to evaluate safety, anti-leukemic activity, and determine the maximum tolerated dose. Post-therapy allo-SCT was allowed at the discretion of the investigator. Initiated in 2016, PALL is an ongoing Phase 1, open-label, clinical trial in pediatric R/R ALL patients to evaluate safety and anti-leukemic activity.

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

Pooled CALM and PALL Interim Clinical Findings

In December 2018, interim results from 21 patients in the CALM and PALL clinical trials were presented at the 60th ASH Annual Meeting. As of the October 23, 2018 data cutoff, 21 patients enrolled had been treated in the CALM and PALL clinical trials. In the CALM trial, six patients were treated at the first dose level of 6 × 106 total cells (approximately 105 cells per kilogram) and six patients were treated at the second dose level with 8 × 107 total cells (approximately 106 cells per kilogram). Two patients were treated at the third dose level of 1.8 to 2.4 × 108 total cells. In the PALL trial, all seven of the patients enrolled had been treated at a weight-banded cell dose equivalent to 1.1 to 2.3 × 106 cells/kg. Patient characteristics are presented below.

All (N=21)
Median age in yrs (range)	22 (0.8-62)
No of prior treatment lines
1 to 3	7
≥4	14
Median (range)	4 (1-6)
Previous allo-SCT	13
Time of relapse following previous allo-SCT
< 6 months	4
≥ 6 months	9
Bone marrow blasts prior to lymphodepletion
<5%	6
5-25%	6
>25%	9
Median (range)	8% (0-96)

Interim Safety

The table below summarizes the adverse events by grade related to UCART19 infusion as well as those related to the lymphodepletion regimen as of October 23, 2018. Grade 1 represents mild toxicity, Grade 2 represents moderate toxicity, Grade 3 represents severe toxicity and Grade 4 represents life threatening toxicity. Grade 5 toxicity represents toxicity resulting in death.

Worst Grade
N=21	G1 n(%)	G2 n(%)	G3 n(%)	G4 n(%)	G5 n(%)	All Grades n(%)
AEs related to UCART19
Cytokine release syndrome	4 (19.0)	12 (57.1)	2 (9.5)	1*(4.8)	—	19 (90.5)
Neurotoxicity events	7 (33.3)	1 (4.8)	—	—	—	8 (38.1)
Acute skin graft-versus-host disease(1)	2 (9.5)	—	—	—	—	2 (9.5)
AEs related to lymphodepletion and/or UCART19
Prolonged cytopenia(2)	—	—	—	6+ (28.5)	—	6 (28.5)
Viral infections(3)	1 (4.8)	2 (9.5)	4 (19.0)	1 (4.8)	—	8 (38.1)
Neutropenic sepsis	—	—	—	1 (4.8)	1* (4.8)	2 (9.5)
Febrile neutropenia / septic shock	—	—	—	—	1 (4.8)	1 (4.8)
Pulmonary hemorrhage	—	—	—	—	1+ (4.8)	1 (4.8)
_______________________
(1)GvHD confirmed by biopsy in 1 out of 2 cases.
(2)Persistent Grade 4 neutropenia and/or thrombocytopenia beyond day 42 post UCART19 infusion, except if >5% bone marrow blast.
(3)Viral infections: CMV, ADV, BK virus, metapneumovirus.
* One dose limiting toxicity at Dose Level 1: Grade 4 CRS associated with Grade 5 neutropenic sepsis (death at D15 post-infusion).
+ One dose limiting toxicity at Dose Level 2: Grade 4 prolonged cytopenia associated with infection and Grade 5 pulmonary hemorrhage    (death at D82 post-infusion).

The most common UCART19 related adverse event was CRS, reported in 19 patients. Grade 3 or 4 CRS was observed in three patients. Six patients developed prolonged cytopenia, defined as persistent Grade 4 neutropenia and/or thombocytopenia beyond day 42 after UCART19 infusion. Seven patients experienced mild, or Grade 1, neurotoxicity events and one patient experienced Grade 2 neurotoxicity events. Viral infections were attributed to lymphodepletion and/or UCART19. Two patients experienced Grade 1 GvHD adverse event of the skin, which resolved with steroids.

As previously presented, there were two treatment-related deaths in the CALM study, one at day 15 post infusion as a result of Grade 4 CRS associated with Grade 5 neutropenic sepsis and one at day 82 post infusion with Grade 5 pulmonary hemorrhage in the post allogeneic stem-cell transplant setting. Since the data cut-off, one additional CALM patient was treated at the third dose level and died of a treatment-related multiple organ dysfunction syndrome. Grade 5 adverse events have been reported in other autologous anti-CD19 CAR T cell therapy trials in part due to advanced stage of disease and accompanying confounding conditions.

Of the 21 evaluable patients, thirteen deaths have been reported that were not attributed to UCART19, but due to progressive disease or allo-SCT related complications.
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

Development Plan

We, in partnership with Servier, plan to continue to advance UCART19 in CALM and PALL in order to determine the recommended Phase 2 dose level and the optimal lymphodepletion regimen, specifically testing the benefits of anti-CD52 monoclonal antibody, alemtuzumab or ALLO-647. Subject to the continued advancement of the Phase 1 trials, we expect UCART19 to be advanced to potential registrational trials, CALM2 and PALL2, in 2021.

ALLO-501 and ALLO-501A

ALLO-501 and ALLO-501A are our other allogeneic CAR T cell product candidates targeting CD19. ALLO-501 is identical to UCART19 in molecular design, however several modifications have been introduced by us to the manufacturing process for ALLO-501. These modifications are designed to facilitate more efficient manufacturing scale-up for the larger patient population targeted by ALLO-501. Like UCART19, ALLO-501 also co-expresses a small protein on the cell surface called RQR8, which consists of two rituximab recognition domains. This allows for destruction of the CAR T by rituximab.

Prior treatment with rituximab is typical for patients with NHL and, depending on the lag time between the rituximab administration and planned ALLO-501 infusion, prior administration of rituximab may interfere with ALLO-501. As a result, we have removed RQR8 in the next generation of ALLO-501, known as ALLO-501A, as illustrated in the figure below. We believe ALLO-501A will have the potential to facilitate treatment of patients who were recently treated with rituximab. ALLO-501A has been manufactured from several donors under non-cGMP conditions and has been compared to the current version of ALLO-501 in vitro. In this study, we found that ALLO-501 and ALLO-501A exhibited similar characteristics and killing activity.

ALLO-501 and ALLO-501A are jointly developed by us and Servier. We are the sponsor of the ALLO-501 and ALLO-501A trials and lead the clinical development program.
Target Indication: Non-Hodgkin Lymphoma (NHL)

NHL is a hematologic cancer originating from malignant lymphocytes. It is the most common hematological malignancy in the United States, with 77,240 new cases estimated to be diagnosed and 19,940 deaths estimated in 2020, according to the American Cancer Society. Over 60 NHL subtypes have been identified, and each subtype represents different neoplastic lymphoid cells (T, B or NK cells) that have arrested at different stages of differentiation. The most common subtype is B-cell, which represented over 90% of all new NHL cases in 2016.

B-cell NHL itself represents a group of different neoplasms that not only differ in pathology, but also response to therapy and prognosis. NHL can be rapidly growing (aggressive) with short survival, such as large B-cell lymphomas, which include diffuse large B cell lymphoma (DLBCL), or it can be slow growing, or indolent, such as FL. Despite recent therapeutic advances, more than 50% of patients with aggressive B-cell NHL are incurable using existing approved therapies.

The R-CHOP chemotherapy combination (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone) introduced in the early 2000s remains the standard of care for newly diagnosed DLBCL, and five-year survival can be achieved for 55-60% of patients. Unfortunately, approximately 30% of DLBCL require second-line therapy, and subsequent therapy is dependent on whether the patients are candidates for high-dose therapy followed by autologous stem-cell therapy. A retrospective analysis of patients with R/R DLBCL, who were not treated with autologous CAR T therapy, found that outcomes in this population are poor, with an objective response rate of 26% (CR: 7%, partial response: 18%) and median overall survival of 6.3 months.

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

Clinical Development Plan

The ALPHA trial is an open-label, Phase 1, single arm, multicenter clinical trial evaluating the safety and tolerability of ALLO-501 in adult patients with R/R large B-cell lymphoma, including DLBCL, or FL. Cell kinetics and pharmacodynamics of ALLO-501 will be evaluated as secondary and exploratory objectives, respectively. The trial is a dose-escalation study for ALLO-501 with three separate dose cohorts, from 40 × 106 to 360 × 106 total cells. Prior to ALLO-501 treatment, all patients undergo lymphodepletion with a regimen of fludarabine, cyclophosphamide and ALLO-647. We have recently completed enrollment of the three cell dose escalation cohorts, and we are currently exploring the optimal dose and schedule of ALLO-647 in additional cohorts as well as re-dosing of certain patients. We expect to report initial data from the ALPHA trial in the second quarter of 2020.

We plan to initiate an open-label, Phase 1/2, single arm, multicenter clinical trial (the ALPHA2 trial) evaluating the safety and efficacy of ALLO-501A in adult patients with R/R large B-cell lymphoma, including DLBCL, or transformed FL. Cell kinetics and pharmacodynamics of ALLO-501 will be evaluated as secondary and exploratory objectives, respectively. In December 2019, the FDA cleared our IND to initiate the ALPHA2 trial and we plan to initiate the trial in the second quarter of 2020, subject to completing the manufacturing of ALLO-501A. The Phase 1 portion of the ALPHA2 trial is designed to assess the safety and tolerability at increasing dose levels of ALLO-501A, and identify the recommended doses of ALLO-501A and ALLO-647 for use in the Phase 2 portion of the trial. We also expect certain patients to be eligible for re-treatment. We expect to dose approximately ten patients in the Phase 1 portion of the trial, subject to the results of the ALPHA trial and ALPHA2 trial including safety data.

All patients treated with ALLO-501 and ALLO-501A will be followed in a long-term follow-up study.
ALLO-715

ALLO-715 is an allogeneic CAR T cell product candidate targeting BCMA. BCMA is a member of the tumor necrosis factor receptor family and is selectively expressed on immunoglobulin-producing plasma cells, including malignant plasma cells (myeloma cells). We initiated a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715 in adult patients with R/R multiple myeloma in the third quarter of 2019.

ALLO-715 is manufactured to express a CAR that is designed to target BCMA and gene edited to lack TCRα and CD52 to minimize the risk of GvHD and enable a window of persistence in the patient. In addition, rituximab recognition domains, as an off-switch, has been incorporated in between the scFv and the linker domain. The figure below depicts the construct of ALLO-715.

Target Indication: Multiple Myeloma

Multiple myeloma is a hematological malignancy that is characterized by uncontrolled expansion of bone marrow plasma cells. There will be an estimated 32,270 new cases of multiple myeloma and 12,830 deaths from multiple myeloma in 2020 in the United States according to the American Cancer Society. Multiple myeloma predominantly affects the elderly, with 14 times more patients diagnosed at age 65 and over than those diagnosed under the age of 65.

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

Despite the introduction of newer therapies, a majority of patients are expected to relapse and the unmet need in patients with R/R myeloma remains high. In clinical trials, only 3% of patients who were previously treated with at least three lines of therapy (including proteasome inhibitors and immunomodulatory drugs), or who were refractory to both proteasome inhibitors and immunomodulatory drugs, achieved a complete response to Darzalex. Median survival in such patients was just 17.5 months. Trials of autologous CAR T cell therapies such as bb2121, currently being developed by bluebird bio, Inc. (bluebird) in partnership with Celgene Corporation, have shown significant promise in multiple myeloma with complete response rates of 31% at doses of 150 × 106 to 450 × 106 CAR T cells.
Clinical Development Plan

The UNIVERSAL trial is an open-label, Phase 1, single arm, multicenter clinical trial evaluating the safety and tolerability of ALLO-715 in adult patients with R/R multiple myeloma. The safety of ALLO-647, cell kinetics, pharmacodynamics, and efficacy will be evaluated as secondary objectives. The trial is a dose-escalation study for ALLO-715 with three initial planned dose cohorts, from 40 × 106 to 320 × 106 total cells. Prior to ALLO-715 treatment, patients undergo lymphodepletion with a regimen of fludarabine, cyclophosphamide and ALLO-647. Up to 24 patients are expected to be enrolled in the dose finding stage of the trial. We also expect to explore different lymphodepletion regimens where the chemotherapy components, specifically fludarabine and cyclophosphamide, will be stepwise removed, and we will also explore the optimal dosing and schedule of ALLO-647. Additional patients may also be enrolled for further dose expansion.

We expect to report initial data from the trial in the fourth quarter of 2020. In addition, in January 2020, we entered into a clinical trial collaboration agreement with SpringWorks to evaluate ALLO-715 in combination with SpringWorks’ investigational gamma secretase inhibitor (GSI), nirogacestat, in patients with R/R multiple myeloma. We plan to initiate this combination trial in the second half of 2020, subject to regulatory clearance.

Future Opportunities

Moving forward, we plan to utilize our allogeneic platform to pursue additional targets of interest. These include the additional targets currently in our pipeline as well as other targets that might be validated in the future. For example, we are developing allogeneic CAR T cell product candidates targeting CD70 for the treatment of hematologic malignancies and renal cell carcinoma (ALLO-316), FLT3 for the treatment of AML (ALLO-819), and DLL3 for the treatment of small cell lung cancer (SCLC).

•Renal Cell Carcinoma and ALLO-316. Analysis using proteomic and immunohistochemistry techniques have demonstrated a high level of CD70 expression in clear cell renal cell carcinoma (ccRCC) cell lines and in more than 80% of human ccRCC tumor samples. ccRCC is the most common subtype of renal cancer. Approximately 73,750 new cases of renal cell carcinoma are estimated to be diagnosed in the United States and 14,830 deaths are estimated in 2020, according to the American Cancer Society. While the median survival for patients with stage IV disease was a little over one year when cytokines were the predominant systemic therapies, analyses from the International Metastatic Renal Cell Carcinoma Database Consortium (IMDC) based upon more than 2,200 patients treated with targeted therapies report a median survival of 28 months in patients who were eligible for clinical trials. Another contemporary trial using targeted therapy reported a median survival of 28 to 29 months in patients treated with sunitinib or pazopanib, mirroring the IMDC results. We have selected an anti-CD70 CAR T candidate, ALLO-316, and are progressing IND-enabling studies, with the goal of submitting an IND by year-end 2020.

•Acute Myeloid Leukemia and ALLO-316 and ALLO-819. AML is a high unmet medical need with few treatment options. It is a cancer of bone marrow stem cells and is the most common type of leukemia in adults. The American Cancer Society estimates 19,940 new diagnoses and 11,180 deaths in the United States in 2020. Patients have a poor prognosis despite improvements in chemotherapy regimens and supportive care. CD70 is expressed on AML bulk cells and leukemic stem cells and we expect our planned clinical trial of ALLO-316 to allow for the treatment of patients with AML. In addition, FLT3 is a receptor tyrosine kinase that is overactive in AML blasts. We have conducted in vitro and in vivo studies of our anti-FLT3 CAR T candidate, ALLO-819, that show anti-tumor activity against blasts present in bone marrow from AML patients and in mice. We are currently advancing an IND-enabling data set for ALLO-819.

•Small Cell Lung Cancer and DLL3. DLL3 is a target which is being pursued for SCLC using ADCs, bi-specifics and autologous CAR T therapies. According to the American Cancer Society, approximately 228,820 new cases of lung cancer are expected to be diagnosed in the United States in 2020 and SCLC comprises approximately 10-15% of all lung cancers. SCLC is responsive to chemotherapy, but recurrence arises rapidly, with less than 7% of patients surviving over five years. SCLC has shown to be responsive to immunotherapy with approximately one-third of patients responding to PD-1/PD-L1 therapy and achieving a median overall survival of approximately thirteen months for patients who received PD-L1 and platinum-based chemotherapy. We believe an allogeneic anti-DLL3 CAR T cell product candidate could be used alone or in combination with PD-1/PD-L1 therapy. We are currently testing and refining constructs for an anti-DLL3 CAR T candidate, and following completion we plan to progress to IND-enabling studies.

We also plan to enhance our platform using next-generation technologies such as TurboCARs, switch technologies, including small-molecule induced off-switch, site-specific integration and multi-specific CARs.

•TurboCARs and ALLO-605. Mimicking cytokine activation signaling within a CAR T cell could enhance the proliferative potential, migratory behavior, and killing activity of cells. Such modulation may enhance the anti-tumor activity and durability of CAR T cells without affecting non-engineered immune cells. We are investigating multiple constructs designed to mimic cytokine signaling selectively within CAR T cells, a technology platform that we call “TurboCARs”. We are progressing our first TurboCAR, ALLO-605, which targets BCMA and uses a constitutive cytokine signaling domain and a rituximab-mediated off-switch, with the goal of submitting an IND in 2021.

•Renewable Cell Source. In November 2019, we entered into a Collaboration and License Agreement with Notch (the Notch Collaboration Agreement), pursuant to which Notch has granted to us an exclusive, worldwide, royalty-bearing, license to certain Notch intellectual property to develop and commercialize gene-edited T cell and/or natural killer cell products from iPSCs directed at certain CAR targets for initial application in NHL, ALL and multiple myeloma. We believe iPSCs may provide renewable starting material for our allogeneic CAR T cell product candidates that could allow for improved efficiency of gene editing, greater scalability of supply, product homogeneity and more streamlined manufacturing. We commenced the research collaboration with Notch in late 2019.

•Site-Specific Integration. Using a combination of gene-editing technology and homologous recombination technology we can potentially integrate the CAR expressing DNA into specific target genes within the T cell DNA. Such site-specific integration may allow the CAR or other transgenes to be introduced into T cells in a more homogeneous manner, allowing a more uniform and controlled expression of the proteins, with the goal of generating CAR T cell products that behave in a more consistent and predictable manner.

•Multi-specific CARs. We are investigating the utility of a single cell product targeting multiple antigens. This may be accomplished by including two antigen binding domains with different specificity in a single polypeptide encoding the CAR or in two separate polypeptides each encoding a CAR with different antigen specificity.

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

Our product candidates are designed and manufactured via a platform comprised of defined unit operations and technologies. The process is gradually developed from small to larger scales, incorporating compliant procedures to create cGMP conditions. Although we have a platform-based manufacturing model, each product is unique and for each new product candidate, a developmental phase is necessary to individually customize each engineering step and to create a robust procedure that can later be implemented in a cGMP environment to ensure the production of clinical batches. This work is performed in our research and development environment to evaluate and assess variability in each step of the process in order to define the most reliable production conditions.

Servier is responsible for UCART19 manufacturing and is working with a CMO in Europe to provide clinical supply for the CALM and PALL clinical trials. ALLO-501 is identical in molecular design to UCART19, but is produced using a modified manufacturing process, optimized by us. ALLO-501, ALLO-501A and ALLO-715 are manufactured in the United States by a CMO, and we will manage all other aspects of the supply, including planning, CMO oversight, disposition and distribution logistics.

The CMO that is manufacturing the clinical supply of ALLO-501, ALLO-501A and ALLO-715 is subject to cGMP requirements, using qualified equipment and materials. We also utilize separate third party contractors to manufacture cGMP raw materials that are used for the manufacturing of our product candidates, such as viral vectors that are used to deliver the applicable CAR gene into the T cells. We believe all materials and components utilized in the production of the cell line, viral vector and final T cell product are available from qualified suppliers and suitable for pivotal process development in readiness for registration and commercialization.

In addition, in February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. We plan to phase the build-out of the facility, and expect to complete the build-out of the majority of the facility in the second half of 2020 and initiate cGMP manufacturing operations in 2021. However, we expect to continue to rely on our CMO and may rely on CMOs and other third parties for the manufacturing and processing of our product candidates in the future. We believe the use of contract manufacturing and testing for our first clinical product candidates has allowed us to rapidly prepare for clinical trials in accordance with our development plans. We expect third-party manufacturers will be capable of providing and processing sufficient quantities of our product candidates to meet anticipated clinical trial demands. We also utilize a CMO in the United States for the manufacture and supply of ALLO-647.

We plan to create a robust supply chain with redundant sources of supply comprised of both internal and external infrastructure.

Strategic Agreements

We have also entered into multiple additional strategic agreements and collaborations, including an Asset Contribution Agreement with Pfizer (the Pfizer Agreement), a License Agreement with Cellectis (the Cellectis Agreement), an Exclusive License and Collaboration Agreement with Servier (the Servier Agreement) and the Notch Collaboration Agreement.

For additional information regarding our significant agreements, see Note 7 to our financial statements appearing elsewhere in this Annual Report.
Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, as well as novel discoveries, product development technologies, and know-how. Our commercial success also depends in part on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to develop and maintain protection of our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and applications related to our technology, inventions, and improvements that are important to the development and implementation of our business.

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

Our patent portfolio includes protection for our lead product candidates, UCART19, ALLO-501, ALLO-501A and ALLO-715, as well as our other research-stage candidates. With respect to UCART19, ALLO-501 and ALLO-501A, we have an exclusive license from Servier in the United States to patent rights covering composition of matter and methods of making and use covering UCART19, ALLO-501 and ALLO-501A. With respect to ALLO-715, we have an exclusive license from Pfizer to patent rights covering ALLO-715 in the United States and in foreign jurisdictions. These rights include composition of matter protection for ALLO-715 and methods of making and using ALLO-715. More generally, our patent portfolio and filing strategy is designed to provide multiple layers of protection by pursuing claims directed toward: (1) antigen binding domains directed to the targets of our product candidates; (2) CAR constructs used in our product candidates; (3) methods of treatment for therapeutic indications; (4) manufacturing processes, preconditioning methods, and dosing regimens; and (5) reducing GvHD, and methods for genetically engineering immune cells suitable for allogeneic use.

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

Competition

If successfully developed, our products will compete with novel therapies developed by biopharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions, in addition to standard of care treatments.

Novartis and Kite were the first to achieve FDA approval for autologous T cell therapies. In August 2017, Novartis obtained FDA approval to commercialize Kymriah, the treatment of children and young adults with B-cell ALL that is refractory or has relapsed at least twice. In May 2018, Kymriah received FDA approval for adults with R/R large B-cell lymphoma. In October 2017, Kite obtained FDA approval to commercialize Yescarta, the first CAR T cell product candidate for the treatment of adult patients with R/R large B-cell lymphoma.

Due to the promising therapeutic effect of T cell therapies in clinical trials, we anticipate increasing competition from existing and new companies developing these therapies, as well as in the development of allogeneic T cell therapies. Potential cell therapy competitors include, but are not limited to:

•Allogeneic T cell therapy competition: Atara Biotherapeutics, Inc., Celyad S.A., CRISPR Therapeutics AG, Editas Medicine, Inc., Fate Therapeutics Inc., Gilead Sciences, Inc. (acquired Kite), Intellia Therapeutics, Inc., Poseida Therapeutics, Inc., and Precision Biosciences, Inc. Additionally, Cellectis has several fully-owned allogeneic CAR programs that could compete with programs that fall outside our agreement with Cellectis.

•Autologous T cell therapy competition: Adaptimmune Therapeutics PLC, Autolus Therapeutics plc, bluebird bio, Inc., Bristol-Myers Squibb Company, Gilead Sciences, Inc., Johnson & Johnson, Iovance Biotherapeutics, Inc., Mustang Bio, Inc., Novartis International AG, TCR² Therapeutics Inc., Tmunity Therapeutics, Inc., and Unum Therapeutics Inc.

Competition may also arise from non-cell based immune oncology platforms. For instance, we may experience competition from companies, such as Amgen Inc., Bristol-Myers Squibb Company, F. Hoffmann-La Roche AG, Genmab A/S, GlaxoSmithKline plc, MacroGenics, Inc., Merus N.V., Regeneron Pharmaceuticals, Inc., and Xencor Inc., that are pursuing bispecific antibodies, which target both the cancer antigen and T cell receptor, thus bringing both cancer cells and T cells in close proximity to maximize the likelihood of an immune response to the cancer cells. Additionally, companies, such as Amgen Inc., Daiichi Sankyo Company, Limited, GlaxoSmithKline plc, ImmunoGen, Inc., Immunomedics, Inc., and Seattle Genetics, Inc., are pursuing antibody drug conjugates, which utilize the targeting ability of antibodies to deliver cell-killing agents directly to cancer cells.

Many of our competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, pre-clinical testing, clinical trials, manufacturing, and marketing than we do. Future collaborations and mergers and acquisitions may result in further resource concentration among a smaller number of competitors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. The key competitive factors affecting the success of all of our programs are likely to be efficacy, safety, convenience, and cost of manufacturing.

These competitors may also vie for a similar pool of qualified scientific and management talent, sites and patient populations for clinical trials, and investor capital, as well as for technologies complementary to, or necessary for, our programs.
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

U.S. Product Development Process

In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act (FDCA), the Public Health Service Act (PHSA) and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•completion of nonclinical laboratory tests and animal studies according to good laboratory practices (GLPs) and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an independent Institutional Review Board (IRB) or ethics committee at each clinical site before the trial is commenced;
•performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (GCPs) and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
•submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
•satisfactory completion of an FDA Advisory Committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices (GTPs) for the use of human cellular and tissue products;
•potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
•FDA review and approval, or licensure, of the BLA.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

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

Within 60 or 74 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (REMS) is necessary to assure the safe use of the biological product. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services (HHS) (e.g., the Office of Inspector General, the U.S. Department of Justice (DOJ), and individual U.S. Attorney offices within the DOJ, and state and local governments). For example, our business practices, including any of our research and future sales, marketing and scientific/educational grant programs may be required to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the patient data privacy and security provisions of the Health Insurance Portability and Accountability Act (HIPAA), transparency requirements, and similar state, local and foreign laws, each as amended.

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

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. For example, pharmaceutical and other healthcare companies have been, and continue to be, investigated or prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product and for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.

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

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information to CMS related to certain payments or other transfers of value made or distributed to physicians, as defined by such law, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members.

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

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the Affordable Care Act provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•created an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011;
•increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (AMP);
•created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
•extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and added new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•expanded of the entities eligible for discounts under the 340B Drug Discount Program;
•created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•expanded healthcare fraud and abuse laws, including the Anti-Kickback Statute and the Foreign Corrupt Practices Act (FCPA), created new government investigative powers, and enhanced penalties for noncompliance;
•created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•required reporting of certain financial arrangements with physicians and teaching hospitals;
•required annual reporting of certain information regarding drug samples that manufacturers and distributors provide to physicians;
•established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
•created a licensure framework for follow on biologic products.

There remain legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, the current U.S. President has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance, commonly known as the “individual mandate”, as part of the Tax Cuts and Jobs Act of 2017 (Tax Act). In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.

The Bipartisan Budget Act of 2018 (BBA), among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. President’s administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the U.S. President’s administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We anticipate that these and other healthcare reform efforts will continue to result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

California Consumer Privacy Act

California recently enacted legislation, effective January 1, 2020, that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (CCPA), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. As our business progresses, the CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
Employees

As of February 24, 2020, we had 206 total employees and 205 full-time employees. Of our full-time employees, 65 hold Ph.D. or M.D. degrees, and 151 are engaged in research, development and technical operations. Substantially all of our employees are located in South San Francisco, California. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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

We were incorporated in 2017 and acquired certain rights to multiple allogeneic CAR T cell therapy assets from Pfizer in April 2018. We have a limited operating history and are subject to the risks inherent in any newly-formed organization, including, among other things, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures. Several support services were provided by Pfizer through a Transition Services Agreement (TSA), including certain research and development and general and administrative services, which terminated in September 2019. As we build our own capabilities, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein. If we are unable to build and manage our support services in a timely manner, our operating and financial results could differ materially from our expectations, and our business could suffer.

As a company, we have not progressed any product candidates through clinical development to commercialization. Our collaboration partner, Servier, conducts the CALM and PALL clinical trials of UCART19, and we cannot be certain that our ongoing and planned clinical trials of our other product candidates will be completed or begin on time, if at all.

We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.

We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only recently acquired rights to an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2019, we reported a net loss of $184.6 million. As of December 31, 2019, we had an accumulated deficit of $396.1 million.

We expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered allogeneic T cell platform, including UCART19, ALLO-501A and ALLO-715. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We are developing a pipeline of allogeneic T cell product candidates that are engineered from healthy donor T cells to express CARs and are intended for use in any patient with certain cancers. Advancing these novel product candidates creates significant challenges for us, including:

•manufacturing our product candidates to our or regulatory specifications and in a timely manner to support our clinical trials, and, if approved, commercialization;
•sourcing clinical and, if approved, commercial supplies for the raw materials used to manufacture our product candidates;
•understanding and addressing variability in the quality of a donor’s T cells, which could ultimately affect our ability to produce product in a reliable and consistent manner and treat certain patients;
•educating medical personnel regarding the potential side effect profile of our product candidates, if approved, such as the potential adverse side effects related to cytokine release syndrome (CRS), neurotoxicity, graft-versus-host disease (GvHD), prolonged cytopenia and neutropenic sepsis;
•using medicines to manage adverse side effects of our product candidates which may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment;
•conditioning patients with chemotherapy and ALLO-647 or other lymphodepletion agents in advance of administering our product candidates, which may increase the risk of adverse side effects;
•obtaining regulatory approval, as the U.S. Food and Drug Administration (FDA) and other regulatory authorities have limited experience with development of allogeneic T cell therapies for cancer; and
•establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

The gene-editing technology we use is relatively new, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.

Cellectis’s TALEN technology involves a relatively new approach to gene editing, using sequence-specific DNA-cutting enzymes, or nucleases, to perform precise and stable modifications in the DNA of living-cells and organisms. Although Cellectis has generated nucleases for many specific gene sequences, it has not created nucleases for all gene sequences that we may seek to target, and we may not be able do so, which could limit the usefulness of this technology. This technology may also not be shown to be effective in clinical studies that Cellectis, we or other licensees of Cellectis technology may conduct, or may be associated with safety issues that may negatively affect our development programs. For instance, gene-editing may create unintended changes to the DNA such as a non-target site gene-editing, a large deletion, or a DNA translocation, any of which could lead to oncogenesis. The gene-editing of our product candidates may also not be successful in limiting the risk of GvHD or premature rejection by the patient.

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

We are heavily reliant on our partners for access to key gene editing technology for the manufacturing and development of our product candidates.

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

In addition, under the Servier Agreement, Servier is responsible for conducting the two clinical trials of UCART19, CALM and PALL. We plan to support Servier in advancing the CALM and PALL trials, and we expect Servier to support our clinical trials of ALLO-501 and ALLO-501A for the treatment of patients with R/R NHL. Other than the agreed-upon global research and development plan for UCART19, we have limited control over the nature or timing of Servier’s clinical trials and limited visibility into their day-to-day activities, including with respect to manufacturing and sourcing of raw materials. In addition, we rely on Servier for access to data from the UCART19 trials, and as a result at any given time we may not be aware of one or more significant trial developments. If UCART19 encounters safety or efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed. Additionally, other clinical trials being conducted by Servier may at times receive higher priority than research on our programs. Moreover, if Servier does not provide its share of support for the UCART19, ALLO-501 and ALLO-501A clinical trials, our expenses may be greater than we currently expect and we may have difficulty progressing our ongoing and planned clinical trials in a timely manner.

Our product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and obtaining regulatory approval.

We have concentrated our research, development and manufacturing efforts on our engineered allogeneic T cell therapy and our future success depends on the successful development of this therapeutic approach. We are in the early stages of developing our platform and there can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. In addition, since we are in the early stages of clinical development, we do not know the doses to be evaluated in pivotal trials or, if approved, commercially. Finding a suitable dose for our cell therapy product candidates as well as ALLO-647 may delay our anticipated clinical development timelines. In addition, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors.

The clinical study requirements of the FDA, European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous CAR

T therapies, such as Kymriah and Yescarta, may not be indicative of what these regulators may require for approval of our therapies. Also, while we expect reduced variability in our products candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability and the use of healthy donor material may create separate variability challenges for us. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the autologous CAR T therapies that have previously been approved. For instance, allogeneic product candidates may result in GvHD not experienced with autologous products. Even if we collect promising initial clinical data of our product candidates, longer-term data may reveal new adverse events or responses that are not durable. Unexpected clinical outcomes would significantly impact our business.

Our business is highly dependent on the success of UCART19, ALLO-501A and ALLO-715. If we are unable to obtain approval for our lead product candidates and effectively commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced product candidates, UCART19, ALLO-501A and ALLO-715. UCART19 is in the early stages of development and has only been administered in a limited number of patients in Phase 1 clinical trials. The results to date may not predict results for our planned trial or any future studies of UCART19 or any other allogeneic CAR T product candidate. Because UCART19, ALLO-501, ALLO-501A and ALLO-715 are among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidate, or the failure of other allogeneic T cell therapies, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies, particularly if high or uncontrolled rates of GvHD are observed. If significant GvHD events are observed with the administration of our product candidates, or if any of the product candidates is viewed as less safe or effective than autologous therapies, our ability to develop other allogeneic therapies may be significantly harmed.

We are also dependent on Servier to oversee the manufacturing of UCART19 and conduct the UCART19 trials in a timely and appropriate manner. Servier has experienced UCART19 supply issues that limited its ability to recruit new patients. Significant delays in enrollment, due to supply issues or results from the CALM and PALL studies or other reasons, could affect the progress and success of the CALM and PALL clinical trials, our leadership position in the allogeneic CAR T industry and the ability to progress additional product candidates. In addition, we expect Servier to submit a revised pediatric investigation plan for UCART19 to the EMA. The EMA could reject the revised pediatric investigation plan, which would affect Servier’s ability to progress the PALL2 clinical trial on the timeframe currently anticipated or at all.

All of our product candidates, including our lead product candidates, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because our other product candidates are based on similar technology as our lead product candidates, if any of the lead product candidates encounters safety or efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T therapies and those under development have shown frequent rates of CRS and neurotoxicity, and adverse events have resulted in the death of patients. We expect similar adverse events for allogeneic CAR T product candidates. Our allogeneic CAR T cell product candidates undergo gene engineering by using lentivirus and TALEN nucleases that can cause insertion, deletion, or chromosomal translocation. These changes can cause allogeneic CAR T cells to proliferate uncontrollably and may cause adverse events. In addition, our allogeneic CAR T cell product candidates may cause unique adverse events related to the differences between the donor and patients, such as GvHD or infusion reactions.

In the PALL and CALM clinical trials, the most common severe or life threatening adverse events resulted from CRS, prolonged cytopenia and neutropenic sepsis. Multiple patients have died in these trials, including deaths that were attributed to UCART19. In the future, patients may experience additional severe adverse events related to the lymphodepletion regimen as well as UCART19, some of which may result in death. As we treat more patients with UCART19 in our clinical trials, new less common side effects may also emerge.

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

Initial, interim and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish initial, interim or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For instance, we and Servier have published preliminary data from the CALM and PALL clinical trials, however such results are preliminary in nature, do not bear statistical significance and should not be viewed as predictive of ultimate success. It is possible that such results will not continue or may not be repeated in ongoing or future clinical trials of UCART19 or our other product candidates.

Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, initial, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We plan to submit INDs for additional product candidates in the future, including an IND for ALLO-316 by year-end 2020 and an IND for ALLO-605 in 2021. We also plan to submit an IND amendment to initiate the combination trial of ALLO-715 and the SpringWorks’ compound, nirogacestat, in the second half of 2020. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Even if our trials begin as planned, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical study can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:

•inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical studies;
•delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
•difficulty sourcing healthy donor material of sufficient quality and in sufficient quantity to meet our development needs;
•delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;
•delays in reaching a consensus with regulatory agencies on study design;
•delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
•delays in obtaining required institutional review board (IRB) approval at each clinical study site;
•imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors for related technology that raises FDA concerns about risk to patients of the technology broadly; or if FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
•delays in recruiting suitable patients to participate in our clinical studies;
•difficulty collaborating with patient groups and investigators;
•failure by our CROs, other third parties or us to adhere to clinical study requirements;
•failure to perform in accordance with the FDA’s good clinical practice (GCP) requirements or applicable regulatory guidelines in other countries;
•transfer of manufacturing processes to any new contract manufacturing organization (CMO) or our own manufacturing facilities or any other development or commercialization partner for the manufacture of product candidates;
•delays in having patients complete participation in a study or return for post-treatment follow-up;
•patients dropping out of a study;
•occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•the cost of clinical studies of our product candidates being greater than we anticipate;
•clinical studies of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies or abandon product development programs;
•delays or failure to secure supply agreements with suitable raw material suppliers, or any failures by suppliers to meet our quantity or quality requirements for necessary raw materials; and
•delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:
•the patient eligibility criteria defined in the protocol;
•the size of the patient population required for analysis of the trial’s primary endpoints;
•the proximity of patients to study sites;
•the design of the trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•our ability to obtain and maintain patient consents; and
•the risk that patients enrolled in clinical trials will drop out of the trials before the infusion of our product candidates or trial completion.

Since we only need to conduct a limited number of manufacturing runs to generate clinical supply, the diversity of our supply is limited during clinical trials. As a result, some patients may have antibodies to certain donor specific antigens that may interact with our product candidates, which would render the patients ineligible for treatment.

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

Our projections of both the number of patients who have the cancers we are targeting, as well as the subset of patients with these cancers in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect UCART19 to initially target a small patient population that suffers from R/R ALL. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

If we fail to develop additional product candidates, our commercial opportunity will be limited.

One of our core strategies is to pursue clinical development of additional product candidates beyond UCART19, ALLO-501A and ALLO-715, including ALLO-316 and ALLO-819. Developing, obtaining regulatory approval and commercializing additional CAR T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

We utilize an anti-CD52 monoclonal antibody as part of a lymphodepletion regimen to be infused prior to infusing our product candidates. While we believe an anti-CD52 antibody may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which such engineered allogeneic T cells can actively target and destroy cancer cells, the antibody may not have the benefits that we anticipate and could have adverse effects. For instance, our lymphodepletion regimen, including using an anti-CD52 antibody, will cause a transient and sometimes prolonged immune suppression that is associated with an increased risk of infection.

In the ongoing CALM and PALL trials, we use a commercially available monoclonal antibody, alemtuzumab, that binds CD52. Alemtuzumab is known to have risk of causing certain adverse events. The EMA recently completed a pharmacovigilance review of alemtuzumab in the context of the treatment of multiple sclerosis following reports of immune-mediated conditions and problems affecting the heart and blood vessels, including fatal cases. The EMA has recommended that alemtuzumab should not be used in patients with certain heart, circulation or bleeding disorders or in patients who have autoimmune disorders other than multiple sclerosis. The EMA also recommended that alemtuzumab only be given in a hospital with ready access to intensive care facilities and specialists who can manage serious adverse reactions. We are reviewing the final EMA’s recommendations with respect to the use of our proprietary anti-CD52 antibody in our clinical trials, which are currently conducted at specialized centers. If the EMA or other regulatory agencies further limit the use of alemtuzumab or anti-CD52 antibodies, our clinical program would be adversely affected.

To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647. We are using ALLO-647 in our clinical trial of ALLO-501 and ALLO-715. Subject to regulatory acceptance, Servier may also use ALLO-647 in the Servier sponsored clinical trials of UCART19. However, we may be unable to agree with Servier an appropriate arrangement for the use of ALLO-647. ALLO-647 may also cause adverse events, including but not limited to those events that alemtuzumab may cause. In addition, we are exploring various dosing strategies of ALLO-647 in our clinical trials, and higher doses of ALLO-647 may increase the risk of adverse events.

If we are unable to successfully develop and manufacture ALLO-647 in the timeframe we anticipate, or at all, or if regulatory authorities do not approve the use of ALLO-647 in combination with our allogeneic T cell product candidates, we may be unable to source alemtuzumab and our engineered allogeneic T cell product candidates may be less effective, which could result in delays in our product development efforts and/or the commercial potential of our product candidates.

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

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The application of new regulatory guidelines or parameters, such as those related to release testing, may also adversely affect our ability to manufacture our product candidates. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such supply may have to be discarded and our manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates will not occur in the future.

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

The CALM and PALL clinical trials are currently being conducted in the United States and multiple countries in Europe, and we plan to globally develop our future product candidates. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

•differing regulatory requirements in foreign countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•differing standards for the conduct of clinical trials;

•increased difficulties in managing the logistics and transportation of storing and shipping product candidates produced in the United States and shipping the product candidate to the patient abroad;
•import and export requirements and restrictions;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;
•potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from natural or man-made disasters, including earthquakes, tsunamis, fires or medical epidemics, or geo-political actions, including war and terrorism.

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

As of February 24, 2020, we had 205 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop, manufacture and commercialize our product candidates and, accordingly, may not achieve our research, development, manufacturing and commercialization goals.

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

If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our agreements with Servier, Notch and SpringWorks require significant research and development that may not result in the development and commercialization of product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.

We may not realize the benefits of acquired assets or other strategic transactions.

We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions, including our acquisition of CAR T cell assets from Pfizer, licenses with Cellectis, Servier and Notch, and any future strategic transactions depends on the risks and uncertainties involved including:

•unanticipated liabilities related to acquired companies or joint ventures;
•difficulties integrating acquired personnel, technologies and operations into our existing business;
•retention of key employees;
•diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
•increases in our expenses and reductions in our cash available for operations and other uses;
•disruption in our relationships with collaborators or suppliers as a result of such a transaction; and
•possible write-offs or impairment charges relating to acquired businesses or joint ventures.

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

We expect to spend a substantial amount of capital in the development and manufacture of our product candidates, including UCART19, ALLO-501, ALLO-501A and ALLO-715. We will need substantial additional financing to develop our products and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our products and initiate and complete registration trials for multiple products. Further, if approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

As of December 31, 2019, we had $588.9 million in cash, cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully, offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Practices that may be alleged to be intended to induce prescribing, purchases or recommendations, include any payments of more than fair market value, and may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act and the civil monetary penalties statute;
•federal civil and criminal false claims laws, including the federal civil False Claims Act and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal healthcare programs;
•the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services’ (HHS) Centers for Medicare & Medicaid Services (CMS) information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we may be subject to state, local and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, some of who receive stock options as compensation, could be subject to challenge under one or more of such laws. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (CPPA), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. As our business progresses, the CCPA may significantly impact our business activities and exemplifies the vulnerability of our business to evolving regulatory environment related to personal data and protected health information.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•decreased demand for our product candidates;
•injury to our reputation;
•withdrawal of clinical trial participants;
•initiation of investigations by regulators;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize any product candidate; and
•a decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. While we have obtained and expect to obtain clinical trial insurance for our clinical trials, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

Legal, regulatory, political and economic uncertainty surrounding the exit of the U.K. from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect operations in the U.K. and pose additional risks to our business.

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. will be subject to a transition period until December 31, 2020 (Transition Period), during which EU rules will continue to apply. Negotiations between the U.K. and the EU are expected to continue in relation to the customs and trading relationship between the U.K. and the EU following the expiry of the Transition Period. Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our business.

The uncertainty concerning the U.K’s legal, regulatory, political and economic relationship with the EU after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). It could also lead to a period of considerable uncertainty in relation to the regulatory process for drug development and approval in Europe, and make it more costly or difficult to advance our product candidates in the EU and U.K.

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

Servier is responsible for UCART19 manufacturing and is working with a CMO in Europe to provide clinical supply for the CALM and PALL clinical trials. Servier has experienced UCART19 supply issues that limited its ability to recruit new patients. ALLO-501, ALLO-501A and ALLO-715 are manufactured in the United States by a CMO, and we will manage all other aspects of the supply, including planning, CMO oversight, disposition and distribution logistics. There can be no assurance that we or Servier will not experience additional supply or manufacturing issues in the future.

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

In addition, our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA may have questions regarding any replacement contractor. This may require new testing and regulatory interactions. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA questions, if any.
•Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.
•Contract manufacturers may not be able to execute our manufacturing procedures appropriately.
•Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.
•We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products.
•Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.
•Our third-party manufacturers could breach or terminate their agreement with us.

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

We rely on donors of T cells to manufacture our product candidates, and if we do not obtain an adequate supply of T cells from qualified donors, development of those product candidates may be adversely impacted.

Unlike autologous CAR T companies, we are reliant on receiving healthy donor material to manufacture our product candidates. Healthy donor T cells vary in type and quality, and this variation makes producing standardized product candidates more difficult and makes the development and commercialization pathway of those product candidates more uncertain. We have developed a screening process designed to enhance the quality and consistency of T cells used in the manufacture of our CAR T cell product candidates, but our screening process may fail to identify suitable donor material and we may discover failures with the material after production.

We have strict specifications for donor material, which include specifications required by regulatory authorities. If we are unable to identify and obtain donor material that satisfy specifications, agree with regulatory authorities on appropriate specifications, or address variability in donor T cells, there may be inconsistencies in the product candidates we produce or we may be unable to initiate or continue ongoing clinical trials on the timelines we expect, which could harm our reputation and adversely impact our business and prospects.

Cell-based therapies rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.

Our product candidates require many specialty raw materials, including viral vectors that deliver the CAR sequence and electroporation technology, some of which are manufactured by small companies with limited resources and experience to support a commercial product, and the suppliers may not be able to deliver raw materials to our specifications. We do not have contracts with many of the suppliers, and we may not be able to contract with them on acceptable terms, or at all. Accordingly, we may experience delays in receiving, or fail to secure entirely, key raw materials to support clinical or commercial manufacturing. Certain raw materials also require third-party testing, and some of the testing service companies may not have capacity or be able to conduct the testing that we request.

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

Some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier, including to meet any regulatory requirements for such qualification, could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business.

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

We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

•obtaining regulatory authorization to begin a trial, if applicable;
•the availability of financial resources to commence and complete the planned trials;
•reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtaining approval at each clinical trial site by an independent IRB;
•recruiting suitable patients to participate in a trial;
•having patients complete a trial, including having patients enrolled in clinical trials dropping out of the trial before the product candidate is manufactured and returned to the site, or return for post-treatment follow-up;
•clinical trial sites deviating from trial protocol or dropping out of a trial;
•addressing any patient safety concerns that arise during the course of a trial;
•adding new clinical trial sites; or
•manufacturing sufficient quantities of qualified materials under cGMPs and delivering product candidates for use in clinical trials.

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by the Data Safety Monitoring Committee. The FDA’s review of our data of our ongoing clinical trials may, depending on the data, also result in the delay, suspension or termination of one or more of our clinical trials, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

Also, the FDA department that reviews ALLO-647 is different than the department that reviews our CAR T cell product candidates. As we are concurrently developing ALLO-647 to be used as part of the lymphodepletion regimen for our CAR T cell product candidates, mapping a path for dual approval of ALLO-647 and any of our CAR T cell product candidates and coordinating concurrent review within the FDA create additional regulatory uncertainty for us and may delay the development of our product candidates.

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

If and when our ongoing and planned Phase 1 clinical trials for UCART19, ALLO-501A and ALLO-715 are completed and, assuming positive data, we expect to advance to potential registrational trials. The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect registrational trials for UCART19, ALLO-501A and ALLO-715 to be designed to evaluate the efficacy of the product candidate in an open-label, non-comparative, two-stage, pivotal, multicenter, single-arm clinical trial in patients who have exhausted available treatment options. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA. For example, the FDA may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.

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

Our clinical trial results may also not support approval. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval, including due to the heterogeneity of patient populations;
•we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities will review our manufacturing process and inspect our commercial manufacturing facility and may not approve our manufacturing process or facility; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information. Further, we will be required to comply with FDA promotion and advertising rules, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet and social media. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party suppliers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•product seizure or detention, or refusal to permit the import or export of our product candidates; and
•injunctions or the imposition of civil or criminal penalties.

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

The gene-editing technologies that we use are novel. Public perception may be influenced by claims that gene editing is unsafe, and products incorporating gene editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in our targeted diseases prescribing our product candidates as treatments in lieu of, or in addition to, existing, more familiar, treatments for which greater clinical data may be available. Any increase in negative perceptions of gene editing may result in fewer physicians prescribing our treatments or may reduce the willingness of patients to utilize our treatments or participate in clinical trials for our product candidates. In addition, given the novel nature of gene-editing and cell therapy technologies, governments may place import, export or other restrictions in order to retain control or limit the use of the technologies. Increased negative public opinion or more restrictive government regulations either in the United States or internationally, would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for such product candidates.

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.

The use of engineered T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. We expect physicians in the large bone marrow transplant centers to be particularly important to the market acceptance of our products and we may not be able to educate them on the benefits of using our product candidates for many reasons. For example, certain of the product candidates that we will be developing target a cell surface marker that may be present on cancer cells as well as non-cancerous cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:

•the clinical indications for which our product candidates are approved;
•physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;

•the potential and perceived advantages of our product candidates over alternative treatments;
•the prevalence and severity of any side effects;
•product labeling or product insert requirements of the FDA or other regulatory authorities;
•limitations or warnings contained in the labeling approved by the FDA;
•the timing of market introduction of our product candidates as well as competitive products;
•the cost of treatment in relation to alternative treatments;
•the availability of coverage and adequate reimbursement by third-party payors and government authorities;
•the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;
•relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•the effectiveness of our sales and marketing efforts.

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

Third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
•
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

There remain legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, the U.S. President has signed two Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance, commonly known as the “individual mandate”, as part of the Tax Cuts and Jobs Act of 2017 (Tax Act). In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018 (BBA), among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint

Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2029, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. President’s administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current U.S. President’s administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our product candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.

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

We depend substantially on our license agreements with Pfizer, Servier and Cellectis. These licenses may be terminated upon certain conditions. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. For example, we are dependent on our license with Cellectis for gene-editing technology that is necessary to produce our engineered T cells. In addition, we are reliant on Servier in-licensing from Cellectis some of the intellectual property rights they are licensing to us, including certain intellectual property rights relating to UCART19, ALLO-501 and ALLO-501A. To the extent these licensors fail to meet their obligations under their license agreements, which we are not in control of, we may lose the benefits of our license agreements with these licensors. In the future, we may also enter into additional license agreements that are material to the development of our product candidates.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including those related to:

•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patent and other rights to third parties under collaborative development relationships;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

We have an exclusive collaboration with Servier to develop and commercialize UCART19, ALLO-501 and ALLO-501A, and we hold the commercial rights to these product candidates in the United States. We also have an exclusive worldwide license from Cellectis to its TALEN gene-editing technology for the development of allogeneic T cell product candidates directed against 15 different cancer antigens. Our collaboration with Servier gives us access to TALEN gene-editing technology for all product candidates under the Servier Agreement. Certain intellectual property which is covered by these agreements may have been developed with funding from the U.S. government. If so, our rights in this intellectual property may be subject to certain research and other rights of the government.

Additional patent applications have been filed, and we anticipate additional patent applications will be filed, both in the United States and in other countries, as appropriate. However, we cannot predict:

•if and when patents will issue;
•the degree and range of protection any issued patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents;
•whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
•whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

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

Presently we have rights to the intellectual property, through licenses from third parties and under patent applications that we own or will own, that we believe will facilitate the development of our product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.

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

Prior to our IPO in October 2018, there was no public market for our common stock. We cannot assure you that an active, liquid trading market for our shares will develop or persist. You may not be able to sell your shares quickly or at a recently reported market price if trading in our common stock is not active. The trading price of our common stock following our IPO has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section, these factors include:

•the commencement, enrollment or results of our ongoing and planned clinical trials of our product candidates or any future clinical trials we or Servier may conduct, or changes in the development status of our product candidates;
•our or Servier’s decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•adverse results or delays in clinical trials;
•any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•our failure to commercialize our product candidates;
•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•adverse developments concerning the manufacture or supply of our product candidates;
•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•our inability to establish collaborations if needed;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to immuno-oncology or related to the use of our product candidates or pre-conditioning regimen;
•introduction of new products or services offered by us or our competitors;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our ability to effectively manage our growth;
•the size and growth of our initial cancer target markets;
•our ability to successfully treat additional types of cancers or at different stages;
•actual or anticipated variations in quarterly operating results;
•our cash position;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;

•overall performance of the equity markets;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•changes in accounting practices;
•ineffectiveness of our disclosure controls or internal controls;
•disagreements with our auditor or termination of an auditor engagement;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•changes in the structure of healthcare payment systems;
•significant lawsuits, including patent or stockholder litigation;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.

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

We currently anticipate that we will retain any future cash flow or earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to various compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), which requires, among other things, that we file with the Securities and Exchange Commission (SEC) annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted, pursuant to which the SEC adopted rules and regulations related to corporate governance and executive compensation, such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over time, however we are no longer an emerging growth company as of December 31, 2019 and expect to incur additional compliance-related expenses as a result.

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

Failure to comply with the rules and regulations applicable to us could have serious consequences, including civil and criminal penalties. In addition, our reputation and our ability to raise additional capital would be harmed.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For instance, we have sold equity securities through at-the-market offerings and may do so in the future. We may also sell our common stock as part of entering into strategic alliances, creating joint ventures or collaborations or entering into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

We have broad discretion in the use of our cash reserves and may not use them effectively.

Our management has broad discretion in the application of our cash reserves. A number of factors will determine the ultimate use of our cash reserves, and our management may not be able to apply these funds effectively. Pending their use, we may invest these funds in short-term, investment-grade, interest-bearing securities, which may not yield a favorable return and may lose value.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

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

The trading market for our common stock could be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if the clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in South San Francisco, California, which consists of approximately 68,000 square feet for office and laboratory space. The lease for our headquarters commenced March 1, 2019 and has an initial 10-year term expiring on June 15, 2023. We entered into an additional lease in October 2018 for approximately 14,943 square feet of office and laboratory space in South San Francisco near our headquarters. This lease has an initial term of ten years and four months and commenced on November 1, 2018.
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
Holders of Common Stock
As of February 27, 2020, there were approximately 74 holders of record of our common stock.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows the value of an investment of $100 from October 11, 2018 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2019, in our common stock, the Standard & Poor’s 500 Index (S&P 500), the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return date ended
	10/11/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Allogene Therapeutics, Inc.	$100.00	$122.41	$131.41	$122.05	$123.91	$118.09
S&P 500	$100.00	$90.28	$101.85	$105.94	$106.85	$116.35
Nasdaq Biotechnology	$100.00	$87.25	$100.68	$98.26	$89.66	$108.54
Nasdaq Composite	$100.00	$89.81	$104.62	$108.37	$108.27	$121.45
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
Use of Proceeds from Initial Public Offering of Common Stock

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

Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of December 31, 2019, we have not used any of the net proceeds from our IPO. The net proceeds from our IPO will be used, together with our cash and cash equivalents, short-term and long-term investments, to fund continued advancement of our product pipeline, with the balance to be used to fund working capital and other general corporate purposes, which may include licensing, acquiring or investing in complementary businesses, technologies, products or assets.
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

	Year Ended December 31,		Period from November 30, 2017 (Inception) to December 31,
	2019	2018	2017

Statements of operations and comprehensive loss data:	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$144,535	$151,860	$—
General and administrative	57,473	40,982	2
Total operating expenses	202,008	192,842
Loss from operations	(202,008)	(192,842)	(2)
Other (expense) income, net:
Change in fair value of convertible note payable	—	(21,211)	—
Interest expense	—	(3,358)	—
Interest and other income, net	17,351	5,789	—
Other expenses	(268)	—	—
Total other (expense) income, net	17,083	(18,780)	—
Loss before income taxes	(184,925)	(211,622)	(2)
Benefit from income taxes	331	117	—
Net loss	(184,594)	(211,505)	(2)
Other comprehensive income	839	306	—
Net comprehensive loss	$(183,755)	$(211,199)	$(2)
Net loss attributable to common stockholders-basic and diluted ¹	$(1.83)	$(7.31)	$0.00
Weighted-average number of common shares used in net loss per share applicable to common stockholders basic and diluted	101,061,149	28,948,386	26,249,993
¹ See the statements of operations and comprehensive loss and Note 17 to our financial statements for further details on the calculation of net loss per share, basic and diluted, and the weighted-average number of shares used in the computation of the per share amounts.

	As of December 31
	2019	2018	2017

Balance sheet data:		(in thousands)
Cash, cash equivalents and investments	$588,855	$721,350	$—
Working capital ²	511,497	438,523	(2)
Total assets	717,802	773,855	—
Total liabilities	88,779	70,691	2
Accumulated deficit	(396,122)	(211,528)	(23)
Total stockholders' equity (deficit)	629,023	703,164	(2)
² We define working capital as current assets less current liabilities. See our financial statements for further details regarding our current assets and current liabilities.
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

We have a deep pipeline of allogeneic chimeric antigen receptor (CAR) T cell product candidates targeting multiple promising antigens in a host of hematological malignancies and solid tumors. In collaboration with Servier, we are developing UCART19, ALLO-501 and ALLO-501A, CAR T cell product candidates targeting CD19. Servier is sponsoring two Phase 1 clinical trials of UCART19 in patients with relapsed/refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL), one for adult patients (the CALM trial) and one for pediatric patients (the PALL trial).

We are sponsoring a Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with R/R non-Hodgkin lymphoma (NHL). We expect to report initial data from the trial in the second quarter of 2020. We plan to use the clinical data from ALLO-501 to accelerate the development of the second-generation version of ALLO-501, known as ALLO-501A. We have removed rituximab recognition domains in ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL. In December 2019, the FDA cleared our IND to initiate a Phase 1/2 clinical trial for ALLO-501A (the ALPHA2 trial) and we plan to initiate the trial in the second quarter of 2020, subject to completing the manufacturing of ALLO-501A.
In May 2019, the FDA cleared our IND to initiate a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715, an allogeneic CAR T cell product candidate targeting B-cell maturation antigen (BCMA), in adult patients with R/R multiple myeloma. The UNIVERSAL trial was initiated in the third quarter of 2019 and is ongoing.
Since inception, we have had significant operating losses. Our net loss was $184.6 million for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $396.1 million. As of December 31, 2019, we had $588.9 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.
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
Research Collaboration and License Agreement with Cellectis
In June 2014, Pfizer entered into a Research Collaboration and License Agreement with Cellectis S.A. (Cellectis). In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. In March 2019, we terminated the agreement with Cellectis and entered into a new license agreement with Cellectis. See Note 7 to our financial statements included elsewhere in this report for further descriptions of the prior agreement with Cellectis and the new license agreement with Cellectis.
Exclusive License and Collaboration Agreement With Servier
In October 2015, Pfizer entered into an Exclusive License and Collaboration Agreement (Servier Agreement) with Servier to develop, manufacture and commercialize certain allogeneic anti-CD19 CAR products, including UCART19, in the United States with the option to obtain the rights over certain additional allogeneic anti-CD19 CAR product candidates. In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. See Note 7 to our financial statements included elsewhere in this report for further description of the Servier Agreement.
Collaboration and License Agreement with Notch

On November 1, 2019, we entered into a Collaboration and License Agreement (the Notch Agreement) with Notch Therapeutics Inc. (Notch), pursuant to which Notch granted us an exclusive, worldwide, royalty-bearing, sublicensable license under certain of Notch’s intellectual property to develop, make, use, sell, import, and otherwise commercialize therapeutic gene-edited T cell and/or natural killer cell products from induced pluripotent stem cells directed at certain CAR targets for initial application in NHL, ALL and multiple myeloma. In addition, Notch has granted us an option to add certain specified targets to our exclusive license in exchange for an agreed upon per-target option fee.
The Notch Agreement includes a research collaboration to conduct research and pre-clinical development activities to generate engineered cells directed to our exclusive targets, which will be conducted in accordance with an agreed research plan and budget under the oversight of a joint development committee. In connection with the execution of the Notch Agreement, we made an upfront payment to Notch of $10.0 million. In addition, we made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in us having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. See Note 7 to our financial statements included elsewhere in this report for further description of the Notch Agreement.
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
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the year ended December 31, 2019 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year relate to costs incurred for the development of our most advanced product candidates, UCART19, ALLO-501, ALLO-501A and ALLO-715, which include:
•expenses incurred under agreements with our collaboration partners and third-party contract organizations, investigative clinical trial sites that conduct research and development activities on our behalf, and consultants;
•costs related to the production of clinical materials, including fees paid for raw materials and to contract manufacturers;
•laboratory and vendor expenses related to the execution of preclinical and clinical trials;
•employee-related expenses, which include salaries, benefits and stock-based compensation;
•facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies; and
•other significant research and development costs include overhead costs.
We expense all research and development costs in the periods in which they are incurred. We accrue for costs incurred as the services are being provided by monitoring the status of the project and the invoices received from our external service providers. We adjust our accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, milestone payment obligations are expensed when the milestone results are achieved.

We are required to reimburse Servier for 60% of the costs associated with the development of UCART19, including for the CALM and PALL clinical trials. We accrue for costs incurred by monitoring the status of the CALM and PALL clinical trials and the invoices received from Servier. We adjust our accrual as actual costs become known. Servier is required to reimburse us for 40% of the costs associated with the development of ALLO-501 and ALLO-501A. Collaboration expenses and cost reimbursement are recorded on a net basis as a research and development expense in our statements of operations and comprehensive loss.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase in the future as our UCART19, ALLO-501, ALLO-501A and ALLO-715 clinical programs progress and as we seek to initiate clinical trials of additional product candidates. The cost of advancing our manufacturing process as well as the cost of manufacturing product candidates for clinical trials are included in our research and development expense. We also expect to incur increased research and development expenses as we selectively identify and develop additional product candidates. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:
•per patient trial costs;
•biomarker analysis costs;
•the cost and timing of manufacturing for the trials;
•the number of patients that participate in the trials;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•the length of time required to enroll eligible patients;
•the total number of cells that patients receive;
•the drop-out or discontinuation rates of patients;
•potential additional safety monitoring or other studies requested by regulatory agencies;
•the duration of patient follow-up; and
•the efficacy and safety profile of the product candidates.
In the case of UCART19, we are also dependent on Servier’s ability to manage the CALM and PALL clinical trials. In addition, the probability of success for each product candidate will depend on numerous factors, including safety, efficacy, competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.
Because our product candidates are still in clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of product candidates or whether, or when, we may achieve profitability.
General and Administrative
General and administrative expenses consist primarily of salaries and other staff-related costs, including stock-based compensation for options and restricted stock units granted. General and administrative expenses also include stock-based compensation expense related to the modification of shares of common stock issued to our founders to include vesting conditions. Other significant costs include costs relating to facilities and overhead costs, legal fees relating to corporate and patent matters, insurance, investor relations costs, fees for accounting and consulting services, information technology, and other general and administrative costs. General and administrative costs are expensed as incurred, and we accrue for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from our service providers, and adjusting our accruals as actual costs become known.

We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, potential commercialization of our product candidates and the increased costs of operating as a public company, including additional compliance-related expenses as a result of no longer being an emerging growth company. These increases are anticipated to include increased costs related to the hiring of additional personnel, developing infrastructure, fees to outside consultants, lawyers and accountants, and increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs.
Other (expense) income, net:
Change in Fair Value of 2018 Notes
In September 2018, we sold and issued an aggregate of $120.2 million in convertible promissory notes (2018 Notes) and received net cash proceeds of $116.8 million. We elected on issuance to account for the 2018 Notes at fair value until their settlement. In the prior reporting period, the change in fair value of the 2018 Notes was recognized through the statement of operations. The 2018 Notes settled on the closing of our IPO in October 2018.
Interest Expense
Interest expense consists of debt issuance costs we incurred to issue the 2018 Notes. The debt issuance costs were expensed on issuance because we elected to record the 2018 Notes at fair value.
Interest and Other Income, Net
Interest and other income, net consists of interest earned on our cash equivalents and investment gains and losses recognized during the period.
Other Expense
Other expense consists of non-operating expenses, including our share of equity investments' net losses for the period.
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
Comparison of the Years Ended December 31, 2019 and 2018
The following sets forth our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	Change
Operating expenses:
Research and development	$144,535	$151,860	$(7,325)
General and administrative	57,473	40,982	16,491
Total operating expenses	202,008	192,842	9,166
Loss from operations	(202,008)	(192,842)	(9,166)
Other (expense) income, net:
Change in fair value of convertible note payable	—	(21,211)	21,211
Interest expense	—	(3,358)	3,358
Interest and other income, net	17,351	5,789	11,562
Other expense	(268)	—	(268)
Total other income (expense), net	17,083	(18,780)	35,863
Loss before income taxes	(184,925)	(211,622)	26,697
Benefit from income taxes	331	117	214
Net loss	(184,594)	(211,505)	26,911
Research and Development Expenses
Research and development expenses were $144.5 million and $151.9 million for the years ended December 31, 2019 and 2018, respectively. The net decrease of $7.3 million in research and development expenses during this period was primarily due to $109.4 million in expenses related to the acquired in-process research and development assets with no alternative future use, acquired from Pfizer in April 2018. This was offset by a $102.1 million increase, driven primarily by increased external costs related to the advancement of our pipeline candidates of $44.6 million, increased personnel related costs of $40.8 million, including an increase of $18.0 million in stock-based compensation expense, and increased allocated building rent and facilities costs of $19.2 million, offset by a decrease of $4.0 million in Pfizer TSA costs.
General and Administrative Expenses
General and administrative expenses were $57.5 million and $41.0 million for the years ended December 31, 2019 and 2018, respectively. The net increase of $16.5 million was primarily due to a $18.6 million increase in personnel related costs, including an increase of $9.7 million in stock-based compensation expense, and increased legal and professional services of $2.7 million. This was offset by a $5.1 million decrease due to a greater proportion of facilities costs being allocated to research and development expenses and a $1.5 million decrease in expenses incurred under the Pfizer TSA.
Change in Fair Value of 2018 Notes
The change in fair value of convertible notes was zero and $21.2 million for the years ended December 31, 2019 and 2018, respectively. The decrease of $21.2 million was due to the accretion of the 2018 Notes to their fair value from the date of issuance at $120.2 million to the fair value upon settlement of $141.4 million which occurred in 2018. There was no comparative transaction in the year ended December 31, 2019.
Interest Expense
Interest expense of $3.4 million for the year ended December 31, 2018 consists of debt issuance costs that were expensed on issuance of the 2018 Notes. There was no comparative transaction in the year ended December 31, 2019.
Interest and Other Income, Net
Interest and other income, net was $17.4 million and $5.8 million for the years ended December 31, 2019 and 2018 respectively. The $11.6 million increase was due to interest earned on our cash equivalents and investments as our combined cash, cash equivalents and investments interest earning balance was higher on average during the 12 months ended December 31, 2019 compared to the 12 months ended December 31, 2018.

Liquidity, Capital Resources and Plan of Operations
To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2019, we had $588.9 million in cash, cash equivalents and investments. We believe that the aggregate of our current cash and cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of the 2018 Notes and net proceeds from our IPO. In connection with our IPO in 2018, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen) under which we may from time to time issue and sell shares of our common stock through Cowen in at-the-market (ATM) offerings for an aggregate offering price of up to $250.0 million. From November 2019 to December 31, 2019, we sold an aggregate of 1,965,082 shares of common stock in ATM offerings resulting in net proceeds of $54.2 million, after deducting commissions and offering costs of $1.6 million.
Capital Resources
Our primary use of cash is to fund construction projects for our manufacturing facility and operating expenses, which consist primarily of clinical manufacturing and research and development expenditures related to UCART19, ALLO-501, ALLO-501A and ALLO-715; other research efforts; and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Our product candidates are still in the early stages of clinical and preclinical development and the outcome of these efforts is uncertain.  Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. If, and when, we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise capital when needed, we will need to delay, reduce or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(137,350)	$(44,653)
Investing activities	164,084	(632,798)
Financing activities	58,960	771,182
Net increase in cash, cash equivalents and restricted cash	$85,694	$93,731
Operating Activities
During the year ended December 31, 2019, cash used in operating activities of $137.4 million was attributable to a net loss of $184.6 million, substantially offset by non-cash charges of $54.1 million and a net change of $6.9 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $46.1 million, non-cash rent expense of $6.8 million and depreciation and amortization of $4.4 million, offset by net amortization and accretion on investment securities of $3.6 million. The net change in operating assets and liabilities was primarily due to a $6.4 million increase in accrued and other current liabilities, offset by an increase in prepaid expenses and other current assets of $5.4 million, an increase in other long-term assets of $4.4 million and a decrease in other-long term liabilities of $2.4 million.

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
Investing Activities
During the year ended December 31, 2019, net cash provided by investing activities of $164.1 million was related to proceeds from investment maturities of $472.6 million, offset by cash used for investment purchases of $252.6 million, cash used in purchases of property and equipment of $50.8 million and cash used in connection with our investment in Notch’s series seed convertible preferred stock of $5.1 million, inclusive of transaction costs.
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
Financing Activities
During the year ended December 31, 2019, net cash provided by financing activities of $59.0 million was related to net proceeds from the issuance of common stock in ATM offerings of $54.2 million, proceeds from the issuance of common stock upon the exercise of stock options of $3.0 million and proceeds from the employee stock purchase plan of $1.8 million.
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
Contractual Obligations and Commitments
The following table summarizes our commitments and contractual obligations as of December 31, 2019

	Payments Due by Period
	Total	2020	2021-2023	2024-2026	2027 and After
	(in thousands)
Contractual Obligations:
Operating lease obligations ¹	$93,312	$5,662	$23,786	$25,650	$38,214
Total	$93,312	$5,662	$23,786	$25,650	$38,214
¹ In August 2018, we entered into an operating lease agreement for our headquarters in South San Francisco. The lease term is 127 months beginning August 2018 through February 2029. In October 2018, we entered into an operating lease agreement for additional office and laboratory space in South San Francisco near our headquarters. The lease has a term of ten years and four months commencing on November 1, 2018. In December 2018, we entered into an operating lease agreement for office space in New York, and another operating lease agreement for office space in Los Angeles. The lease terms are 79 months and 36 months, respectively, with the leases commencing on December 1, 2018 and December 19, 2018, respectively. In February 2019, we entered into a lease agreement for manufacturing space in Newark, California. The lease term is for 188 months beginning October 2019.
Commitments
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of December 31, 2019, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales.
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
Research and development expenses also include costs incurred for internal and sponsored and collaborative research and development activities. Research and development costs consist of salaries and benefits, including associated stock-based compensation, and laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf. Costs associated with co-development activities performed under the various license and collaboration agreements, including milestones achieved, are included in research and development expenses.

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
The Black-Scholes option-pricing model requires the use of subjective assumptions to determine the fair value of stock-based awards. These assumptions include:
‑          Fair value of common stock—For grants before October 2018 when we were private and there was no public market for our common stock, the fair value of our common stock underlying share-based awards was estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For all grants subsequent to our IPO in October 2018, the fair value of common stock was determined by taking the closing price per share of common stock per Nasdaq.
‑          Expected term— The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.
‑          Expected volatility— We use an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as we do not have sufficient trading history for our common stock. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
‑          Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
‑          Expected dividend—We have never paid dividends on its common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.
For the years ended December 31, 2019 and 2018, stock-based compensation was $46.1 million and $18.6 million respectively. As of December 31, 2019 and 2018, we had $148.6 million and $87.4 million of total unrecognized stock-based compensation relating to options, restricted stock units and founders stock.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments of $588.9 million as of December 31, 2019, consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on December 31, 2019 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Currency Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our consolidated financial statements. As of December 31, 2019, we had $2.4 million of liabilities denominated in foreign currency.

Item 8. Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS
For the year ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Allogene Therapeutics, Inc.
Opinion on the Financial Statements

We have audited the accompanying balance sheets of Allogene Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2019 and 2018 and the period from November 30, 2017 (inception) to December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years ended December 31, 2019 and 2018 and the period from November 30, 2017 (inception) to December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Costs
Description of the Matter	As discussed in Note 1 liabilities are recorded for estimated unpaid costs of research and development activities conducted by the Company and its collaboration partners and third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. Total research and development expenses were $144.5 million during the year ended December 31, 2019 and include the estimated costs of accrued research and development activities for services provided but not yet invoiced. The accrual for these costs is determined after consideration of several factors, including budgets and estimates of the work completed in accordance with agreements established with the Company’s collaboration partners and third-party service providers. Auditing accrued research and development costs was complex due to significant judgments and estimates made by management in determining the required accruals.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls over the Company’s determination of accrued research and development costs, including controls over the determination of significant assumptions and the completeness and accuracy of the data used in determining accrued costs.

Our audit procedures included, among others, examining, on a test basis, evidence regarding the estimated accrued amounts through comparison of expenses incurred to budgeted amounts and to expenses incurred in prior periods and obtaining an understanding of the reasons for changes. We verified that accrued amounts were in accordance with key terms and conditions through review of the underlying agreements with the Company’s collaboration partners and third-party service providers. We verified expenses incurred by obtaining confirmation from the Company’s collaboration partner and further validated accrued amounts based on information provided by third-party service providers.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
San Jose, California
February 27, 2020

ALLOGENE THERAPEUTICS, INC.
Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$175,126	$92,432
Short-term investments	355,407	366,952
Prepaid expenses and other current assets	14,043	8,598
Total current assets	544,576	467,982
Long-term investments	58,322	261,966
Operating lease right-of-use asset	44,495	33,015
Property and equipment, net	56,449	8,595
Intangible assets, net	151	754
Restricted cash	4,299	1,299
Other long-term assets	4,618	244
Equity method investment	4,892	—
Total assets	$717,802	$773,855
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$9,250	$12,338
Accrued and other current liabilities	23,829	17,121
Total current liabilities	33,079	29,459
Lease liability, noncurrent	51,349	34,456
Other long-term liabilities	4,351	6,776
Total liabilities	88,779	70,691
Commitments and Contingencies (Notes 6, 7 and 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 authorized as of December 31, 2019 and December 31, 2018, respectively; no shares were issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value: 200,000,000 authorized as of December 31, 2019 and December 31, 2018; 124,267,358 and 121,482,671 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	124	121
Additional paid-in capital	1,023,876	914,265
Accumulated deficit	(396,122)	(211,528)
Accumulated other comprehensive income	1,145	306
Total stockholders’ equity	629,023	703,164
Total liabilities and stockholders’ equity	$717,802	$773,855
The accompanying notes are an integral part of these financial statements.

ALLOGENE THERAPEUTICS, INC.
Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Years Ended December 31,		Period from November 30, 2017 (Inception) to December 31,
	2019	2018	2017
Operating expenses:
Research and development	$144,535	$151,860	$—
General and administrative	57,473	40,982	2
Total operating expenses	202,008	192,842	2
Loss from operations	(202,008)	(192,842)	(2)
Other income (expense), net:
Change in fair value of convertible note payable	—	(21,211)	—
Interest expense	—	(3,358)	—
Interest and other income, net	17,351	5,789	—
Other expenses	(268)	—	—
Total other income (expense), net	17,083	(18,780)	—
Loss before income taxes	(184,925)	(211,622)	(2)
Benefit from income taxes	331	117	—
Net loss	(184,594)	(211,505)	(2)
Other comprehensive income:
Net unrealized gain on available-for-sale investments, net of tax	839	306	—
Net comprehensive loss	$(183,755)	$(211,199)	$(2)
Net loss per share, basic and diluted	$(1.83)	$(7.31)	$0.00
Weighted-average number of shares used in computing net loss per share, basic and diluted	101,061,149	28,948,386	26,249,993
The accompanying notes are an integral part of these financial statements.

ALLOGENE THERAPEUTICS, INC.
Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)

	Series A Convertible Preferred Stock		Subscriptions Receivables from Preferred Stockholders	Common Stock		Notes Receivable from Common Stockholders	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance — November 30, 2017 (Inception)	—	$—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	—	26,249,993	26	—	—	(21)	—	5
Notes receivable from common stockholders	—	—	—	—	—	(5)	—	—	—	(5)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(2)	—	(2)
Balance — December 31, 2017	—	—	—	26,249,993	26	(5)	—	(23)	—	(2)
Issuance of Series A convertible preferred shares at $35.06 per share, net of issuance costs of $635	7,557,990	264,365	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares at $35.06 per share in connection with asset acquisition	3,187,772	111,770	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares at $35.06 per share, net of issuance costs of $84	998,225	34,917	—	—	—	—	—	—	—	—
Proceeds received from common stockholders for issuance of founders' stock at inception	—	—	—	—	—	5	—	—	—	5
Subscriptions receivable from preferred stockholders	—	—	(150,000)	—	—	—	—	—	—	(150,000)
Proceeds received from preferred stockholders	—	—	150,000	—	—	—	—	—	—	150,000
Issuance of common stock for early exercise of stock options	—	—	—	5,020,580	5	—	—	—	—	5
Issuance of common stock upon initial public offering, net of issuance costs of $29,272	—	—	—	20,700,000	21	—	343,308	—	—	343,329
Conversion of Series A convertible preferred stock	(11,743,987)	(411,052)	—	61,655,922	62	—	410,990	—	—	411,052
Issuance of common stock upon conversion of convertible notes	—	—	—	7,856,176	7	—	141,403	—	—	141,410
Adjustment for fractional shares from forward stock split	—	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	—	—	18,566	—	—	18,566
Net loss	—	—	—	—	—	—	—	(211,505)	—	(211,505)
Net unrealized gain on available-for- sale investments	—	—	—	—	—	—	—	—	306	306
Balance — December 31, 2018	—	—	—	121,482,671	121	—	914,265	(211,528)	306	703,164
Issuance of common stock upon exercise of stock options and vesting of RSU's	—	—	—	711,623	1	—	2,958	—	—	2,959
Vesting of early exercised common stock	—	—	—	—	—	—	4,590	—	—	4,590
Stock-based compensation	—	—	—	—	—	—	46,063	—	—	46,063
Employee stock purchase plan	—	—	—	107,982	—	—	1,783	—	—	1,783
Issuance of common stock from public offering, net of commissions and offering costs of $1.6 million	—	—	—	1,965,082	2	—	54,217	—	—	54,219
Net Loss	—	—	—	—	—	—	—	(184,594)	—	(184,594)
Net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	839	839
Balance — December 31, 2019	—	$—	$—	124,267,358	$124	$—	$1,023,876	$(396,122)	$1,145	$629,023
The accompanying notes are an integral part of these financial statements.

ALLOGENE THERAPEUTICS, INC.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,		Period from November 30, 2017 (Inception) to December 31, 2017
	2019	2018
Cash flows from operating activities:
Net loss	$(184,594)	$(211,505)	$(2)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Acquired in-process research and development	—	109,436	—
Stock-based compensation	46,063	18,566	—
Amortization of other intangible assets acquired	603	452	—
Depreciation and amortization	4,424	1,048	—
Net amortization/accretion on investment securities	(3,596)	(1,036)	—
Non-cash rent expense	6,777	1,832	—
Change in fair value of convertible notes payable	—	21,211	—
Debt issuance costs on convertible notes payable	—	3,358	—
Income tax benefit	(331)	(117)	—
Share of losses from equity method investments	182	—	—
Other	—	6	—
Changes in operating assets and liabilities:			—
Prepaid expenses and other current assets	(5,445)	(8,598)	—
Other long-term assets	(4,374)	(244)	—
Accounts payable	(985)	8,800	—
Accrued and other current liabilities	6,351	12,138	2
Other long-term liabilities	(2,425)	—	—
Net cash used in operating activities	(137,350)	(44,653)	—
Cash flows from investing activities:
Purchases of property and equipment	(50,791)	(3,234)	—
Purchase of stock in equity method investment	(5,075)	—	—
Proceeds from sales of investments	—	2,606	—
Proceeds from maturities of investments	472,578	19,235	—
Purchase of investments	(252,628)	(649,307)	—
Cash paid for acquisition of assets	—	(2,098)	—
Net cash provided by (used in) investing activities	164,084	(632,798)	—
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	299,281	—
Proceeds from issuance of convertible notes, net of issuance costs	—	116,842	—
Proceeds from early exercise of stock options	—	11,370	—
Proceeds from issuance of common stock, net of commissions and issuance costs	54,219	343,689	—
Proceeds from issuance of common stock and upon exercise of stock options	2,958	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	1,783	—	—
Net cash provided by financing activities	58,960	771,182	—
Net increase in cash, cash equivalents and restricted cash	85,694	93,731	—
Cash, cash equivalents and restricted cash — beginning of period	93,731	—	—
Cash, cash equivalents and restricted cash — end of period	$179,425	$93,731	$—
Non-cash operating, investing and financing activities:
Common stock issued on conversion of convertible preferred stock	$—	$411,052	$—
Common stock issued on conversion of convertible notes payable	$—	$141,410	$—
Series A-1 convertible preferred stock issued in asset acquisition	$—	$111,770	$—
PP&E and other assets acquired in asset acquisition	$—	$111,770	$—
Right-of-use asset obtained in exchange for lease liability	$13,827	$33,015	$—
Property and equipment purchases in accounts payable and accrued liabilities	$4,668	$3,182	$—
Deferred offering costs included in accounts payable and accrued and other current liabilities	$135	$356	$—
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(3,563)	$(31)	$—
Cash received for amounts related to tenant improvement allowances from lessors	$4,473	$—	$—
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
Public Offerings
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
In November 2019, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), under which the Company may from time to time issue and sell shares of its common stock through Cowen in at-the-market (ATM) offerings for an aggregate offering price of up to $250.0 million. The aggregate compensation payable to Cowen as the Company's sales agent equals up to 3.0% of the gross sales price of the shares sold through it pursuant to the sales agreement. Beginning November 2019 and through the year ended December 31, 2019, the Company sold an aggregate of 1,965,082 shares of common stock in ATM offerings resulting in net proceeds of $54.2 million, after deducting commissions and offering costs of $1.6 million.
Deferred Offering Costs
Offering costs, including legal, accounting and filing fees related to the IPO, were deferred and were offset against the offering proceeds upon the completion of the IPO. Upon the completion of the IPO in October 2018, $3.2 million of deferred offering costs were reclassified to additional paid in capital. Offering costs, including legal, accounting and filing fees related to the ATM offerings were incurred. Upon the issuance and sale of common stock in ATM offerings in November 2019, $0.5 million of deferred offering costs were reclassified to additional paid in capital. There were no deferred offering costs capitalized as of December 31, 2019 and 2018.
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
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company had cash and cash equivalents and investments of $588.9 million as of December 31, 2019. Since inception through December 31, 2019, the Company has incurred cumulative net losses of $396.1 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company expects that its cash and cash equivalents and investments will be sufficient to fund its operations for at least the next 12 months from the date the Company’s Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC).
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
The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, commercial paper, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. The accounts are monitored by management and management believes that the financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2019 and 2018, the Company has not experienced any credit losses in such accounts or investments.
The Company is subject to a number of risks common for early-stage biopharmaceutical companies including, but not limited to, dependency on the clinical and commercial success of its product candidates, ability to obtain regulatory approval of its product candidates, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients, significant competition and untested manufacturing capabilities.
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
Investments
Investments are available-for-sale and are carried at estimated fair value. The Company’s valuations of marketable securities are generally derived from independent pricing services based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity, or based on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets. Management determines the appropriate classification of its investments in debt securities at the time of purchase and at the end of each reporting period. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date are classified as current.
Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive income. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income, net. The cost of investments sold is based on the specific-identification method. Interest income on investments is included in interest and other income, net.
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
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally three to seven years. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in other expense.
The Company has determined the estimated life of assets to be as follows:

Laboratory equipment	5 years
Computer equipment and purchased software	3 - 5 years
Fixtures and furniture	7 years
Leasehold improvements	Shorter of lease term or useful life
Leases
The Company early adopted Accounting Standards Update (ASU) No. 2016-2, Leases on January 1, 2018. For its long-term operating leases, the Company recognizes a right-of-use asset and a lease liability on its balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.
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
Equity Method Investments
The Company uses the equity method of accounting for equity investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company's proportionate share of the net income or loss of these companies is included in other expenses in the statement of operations. Judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material purchase and sale transactions.
The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified.
Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying if one of the entities is the primary beneficiary through having the power to direct the activities that most significantly impact the variable interest entity’s economic performance and having the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s financial statements. For the year ended December 31, 2019, the Company did not consolidate any variable interest entities because the Company determined that it was not the primary beneficiary.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s historical operating performance and net losses, the net deferred tax assets have been fully offset by a valuation allowance.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. For the years ended December 31, 2019 and 2018 this was comprised of unrealized gains and losses, net of tax, on the Company’s investments. For the period from November 30, 2017 (inception) to December 31, 2017, comprehensive net loss was equal to net loss.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There were impairment losses related to equipment disposals of $0.2 million and zero for the years ended December 31, 2019 and 2018, respectively.

Research and Development Expenses
Research and development costs are expensed as incurred and consist of salaries and benefits, including associated stock-based compensation, and laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on the Company’s behalf. Research and development expenses also include costs incurred for internal and sponsored collaborative research and development activities. Costs associated with co-development activities performed under the various license and collaboration agreements are included in research and development expenses.
Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized and then expensed as the related goods are delivered or the services are performed.
Research and development expenses for the year ended December 31, 2018 primarily consisted of acquired intangible assets pursuant to the Asset Contribution Agreement with Pfizer (see Note 6) as, at the time of acquisition of the asset, the technology was under development, was not approved by the U.S. Food and Drug Administration or other regulatory agencies for marketing, had not reached technical feasibility, or otherwise had no foreseeable alternative future use. For the year ended December 31, 2018, the Company recognized expense of $109.4 million related to the acquired intangible in-process research and development.
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
In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Some of the areas of simplification apply only to nonpublic entities. For all entities, the amendments are effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted for any entity in any interim or annual period for which financial statements have not been issued or made available for issuance, but not before an entity adopts ASC 606. The Company early adopted this guidance on January 1, 2018. As a result, the accounting for share-based payments to nonemployee consultants is consistent with employees.
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
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provided amended guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Additionally, under the new guidance, an entity will be required to provide certain disclosures regarding stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance on January 1, 2019. Adoption of the new guidance had no significant impact on the Company’s financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. The standard requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. The standard will become effective for the Company in the first quarter of 2020, with early adoption permitted beginning the first quarter of 2019. The modified retrospective approach should be applied upon adoption of this new guidance. The Company’s financial instruments that are in the scope of ASU 2016-13 include but not limited to trade receivables and available-for-sale debt securities. The Company will adopt this standard on January 1, 2020 and does not anticipate this amendment to have a material impact on the financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and other – Internal-Use Software (Subtopic 350-40), which amended its guidance for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting this amendment on the financial statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, Topic 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The Company will adopt this standard on January 1, 2020 and does not anticipate this amendment to have a material impact on the financial statements.
In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance will be effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the financial statements.
In January 2020, the FASB issues Accounting Standard Update No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), which clarifies the interactions between topics 321 and 323 in applying or discontinuing the equity method of accounting for investments. This guidance will be effective for the Company in the first quarter of 2021, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the financial statements.
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
Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs, except for investments in U.S. treasury securities which are classified as Level 1.
There were no Level 3 assets or liabilities at December 31, 2019 or 2018.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2019 are presented in the following table:

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds ¹	$122,900	$—	$—	$122,900
Corporate bonds	—	205,011	—	205,011
U.S. treasury securities	181,894	—	—	181,894
U.S. agency securities	—	25,824	—	25,824
Certificates of deposit	—	1,000	—	1,000
Total financial assets	$304,794	$231,835	$—	$536,629
¹ Included within cash and cash equivalents on the Company’s balance sheet
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2018 are presented in the following table:

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds ¹	$61,023	$—	$—	$61,023
Commercial paper	—	4,917	—	4,917
Corporate bonds	—	244,076	—	244,076
U.S. treasury securities	342,001	—	—	342,001
U.S. agency securities	—	62,115	—	62,115
Total financial assets	$403,024	$311,108	$—	$714,132
¹ Included within cash and cash equivalents on the Company’s balance sheet
The carrying amounts of accounts payable and accrued liabilities approximate their fair values due to their short-term maturities. The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
There were no transfers of assets between the fair value measurement levels during the years ended December 31, 2019 or 2018.
Note 4. Investments

The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of December 31, 2019 are presented in the following table:

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$122,900	$—	$—	$122,900
Corporate bonds	204,144	871	(4)	205,011
U.S. treasury securities	181,340	557	(3)	181,894
U.S. agency securities	25,658	167	(1)	25,824
Certificates of deposit	1,000	—	—	1,000
Total cash equivalents and investments	$535,042	$1,595	$(8)	$536,629

Classified as:
Cash equivalents				$122,900
Short-term investments				355,407
Long-term investments				58,322
Total cash equivalents, and investments				$536,629
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of December 31, 2018 are presented in the following table:

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$61,023	$—	$—	$61,023
Commercial Paper	4,917	—	—	4,917
Corporate bonds	244,136	220	(280)	244,076
U.S. treasury securities	341,696	342	(37)	342,001
U.S. agency securities	61,937	181	(3)	62,115
Total cash equivalents and investments	$713,709	$743	$(320)	$714,132

Classified as:
Cash equivalents				$85,214
Short-term investments				366,952
Long-term investments				261,966
Total cash equivalents, and investments				$714,132
The fair values of available-for-sale debt investments by contractual maturity as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(in thousands)
Due in 1 year or less	$355,407	$375,625
Due in 1 - 2 years	58,322	240,614
Due in 3 years	—	36,870
Instruments not due at a single maturity date	122,900	61,023
Total cash equivalents and investments	$536,629	$714,132
As of December 31, 2019 and 2018, the remaining contractual maturities of available-for-sale securities were less than two years and three years, respectively. There have been no significant realized losses on available-for-sale securities for the years ended December 31, 2019 and 2018. Based on the Company's review of its available-for-sale securities, the Company believes it had no other-than-temporary impairments on these securities as of December 31, 2019 and 2018, because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for the years ended December 31, 2019 and 2018.
Note 5. Balance Sheet Components
Prepaid Expenses and Other Current Assets

	December 31,
	2019	2018
	(in thousands)
Prepaid research and development expenses	$6,387	$2,356
Prepaid insurance	2,625	2,376
Accrued interest on short-term marketable securities	2,403	3,108
Other prepaid and current assets	2,628	758
Total prepaid expenses and other current assets	$14,043	$8,598
Property and Equipment, Net

	December 31,
	2019	2018
	(in thousands)
Leasehold improvements	$29,924	$15
Laboratory equipment	13,117	5,534
Construction in progress	12,390	2,703
Computers equipment and purchased software	3,726	1,327
Furniture and fixtures	2,764	64
Total	61,921	9,643
Less: accumulated depreciation	(5,472)	(1,048)
Total property and equipment, net	$56,449	$8,595
Depreciation expense for the years ended December 31, 2019 and 2018 was $4.6 million and $1.0 million, respectively. Disposals of property and equipment were $0.2 million and zero for the years ended December 31, 2019 and 2018, respectively.

Intangible Assets, Net

	December 31, 2019
	Cost	Accumulated Amortization	Carrying Value
	(in thousands)
Assembled workforce	$1,206	$(1,055)	$151

	December 31, 2018
	Cost	Accumulated Amortization	Carrying Value
	(in thousands)
Assembled workforce	$1,206	$(452)	$754
As of December 31, 2019, the weighted-average remaining amortization period of the assembled workforce was 0.26 years. Amortization expense related to the assembled workforce intangible assets was $0.6 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued compensation and related benefits	$9,560	$4,111
Accrued research and development expenses	4,833	7,808
Accrued property and equipment	3,575	—
Unvested shares liabilities	2,843	4,590
Other	3,018	612
Total accrued and other current liabilities	$23,829	$17,121

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
The Company accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, anti-CD19 CAR T cell therapy, thus satisfying the requirements of the screen test in ASU 2017-1. The assets acquired in the transaction were measured based on the fair value of the Series A-1 convertible preferred stock issued to Pfizer and direct transaction costs of $2.1 million, as the fair value of the equity given was more readily determinable than the fair value of the assets received. The following table summarizes the fair value of assets acquired (in thousands):

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
In addition, under the terms of the Pfizer Agreement, the Company was also required to make milestone payments to Pfizer of $30.0 million or $60.0 million per target (depending on the target, and up to $840.0 million in the aggregate for all targets) upon successful completion of certain regulatory and sales milestones for certain targets covered by the Pfizer Agreement. No milestone payments were made or became due in the years ended December 31, 2019 and 2018. These contingent payments were not part of the consideration for the purchased assets.
As part of the asset acquisition, the Company also assumed licensing agreements Pfizer had entered into with two third-party entities holding certain intellectual property. Both agreements cover use of the intellectual property held by the parties and certain research collaboration activities. See Note 7 for additional details on these agreements.
Under the Pfizer Agreement, the Company was required to use commercially reasonable efforts to develop and seek regulatory approval in and for the United States and the European Union for certain products covered by the Pfizer Agreement and to commercialize each product covered by the Pfizer Agreement in the applicable royalty territory in which regulatory approval for such product has been obtained.
Note 7. License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In connection with the Pfizer Agreement (see Note 6), the Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the years ended December 31, 2019 and 2018.
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
Pursuant to the Cellectis Agreement, the Company granted Cellectis a non-exclusive, worldwide, royalty-free, perpetual and irrevocable license, with sublicensing rights under certain conditions, under certain of the Company's intellectual property, to make, use, sell, import and otherwise commercialize CAR T products directed at certain targets (the Cellectis Targets).
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses. For the year ended December 31, 2019, $5.0 million of costs were incurred related to the achievement of a clinical development milestone under this agreement, which was recognized in research and development expenses in the statement of operations. No clinical development milestones were achieved for the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, zero and $0.4 million, respectively, of costs have been incurred associated with research services performed by Cellectis.
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
For product candidates that the Company is co-developing with Servier, including UCART19, ALLO-501 and ALLO-501A, the Company is responsible for 60% of the specified development costs and Servier is responsible for the remaining 40% of the specified development costs under the applicable global research and development plan. Subject to certain restrictions, each party has the right to conduct activities that are specific to its territory outside the global research and development plan at such party’s sole expense. In addition, each party is solely responsible for commercialization activities in its territory at such party’s sole expense.
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
For the years ended December 31, 2019 and 2018, the Company recorded $7.3 million and $4.2 million, respectively, of costs incurred under the cost-sharing terms of the Servier Agreement as research and development expenses. As of December 31, 2019 and 2018, amounts due to Servier of $2.2 million and $4.2 million were recorded in accrued and other current liabilities in the accompanying balance sheets.
Research Collaboration and License Agreement with Notch
On November 1, 2019, the Company entered into a Collaboration and License Agreement (the Notch Agreement) with Notch Therapeutics Inc. (Notch), pursuant to which Notch granted to Allogene an exclusive, worldwide, royalty-bearing, sublicensable license under certain of Notch’s intellectual property to develop, make, use, sell, import, and otherwise commercialize therapeutic gene-edited T cell and/or natural killer (NK) cell products from induced pluripotent stem cells directed at certain CAR targets for initial application in non-Hodgkin lymphoma, acute lymphoblastic leukemia and multiple myeloma. In addition, Notch has granted Allogene an option to add certain specified targets to its exclusive license in exchange for an agreed per-target option fee.
The Notch Agreement includes a research collaboration to conduct research and pre-clinical development activities to generate engineered cells directed to Allogene’s exclusive targets, which will be conducted in accordance with an agreed research plan and budget under the oversight of a joint development committee. Allogene will reimburse Notch’s costs incurred in accordance with such plan and budget. The term of the research collaboration will expire upon the earlier of (i) the fifth anniversary of the date of the Notch Agreement, (ii) at Allogene’s election, following the joint development committee’s determination that for each exclusive target, Notch has met certain success criteria, or (iii) the joint development committee’s determination that the research collaboration cannot be reasonably pursued against any exclusive target due to technical infeasibility or safety issues.
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. The Company recognized a research and development expense of $10 million during the year to December 31, 2019 as the license had no foreseeable alternative future use. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, David Chang, M.D., Ph.D., the Company's President, Chief Executive Officer and Board member, was appointed to Notch’s board of directors.
Under the Notch Agreement, Notch will be eligible to receive up to $7.25 million upon achieving certain agreed research milestones, up to $4.0 million per exclusive target upon achieving certain pre-clinical development milestones, and up to $283.0 million per exclusive target and cell type (i.e., T cell or NK cell) upon achieving certain clinical, regulatory and commercial milestones. Notch is also entitled to receive tiered royalties in the mid to high single digit range on Allogene’s sales of licensed products, subject to certain reductions, for a term, on a country-by-country and product-by-product basis, commencing on first commercial sale of such product in such country and continuing until the latest of (i) the date upon which there is no valid claim of the licensed patents in such country of sale that covers such product, (ii) the expiration of applicable data or other regulatory exclusivity in such country of sale or (iii) a defined period from the first commercial sale of such product in such country.
The terms of the Notch Agreement will continue on a product-by-product and country-by-country basis until Allogene’s payment obligations with respect to such product in such country have expired. Following such expiration, Allogene’s license with respect to such product and country shall be perpetual, irrevocable, fully paid up and royalty-free. Allogene may terminate the Collaboration Agreement in whole or on a product-by-product basis upon ninety days’ prior written notice to Notch. Either party may also terminate the Collaboration Agreement with written notice upon material breach by the other party, if such breach has not been cured within a defined period of receiving such notice, or in the event of the other party’s insolvency.
The Company has determined that Notch is a variable interest entity as of December 31, 2019. The Company does not have the power to direct the activities which most significantly affect Notch's economic performance. Accordingly, for the year ended December 31, 2019, the Company did not consolidate Notch because the Company determined that it was not the primary beneficiary.
Note 8. Leases

In August 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term is 127 months beginning August 2018 through February 2029 with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has the right to make tenant improvements, including the addition of laboratory space, with a lease incentive allowance of $5.1 million. The rent payments began on March 1, 2019 after an abatement period. In connection with the lease, the Company has maintained a letter of credit for the benefit of the landlord in the amount of $1.0 million. In connection with the lease, the Company recognized an operating lease right-of-use asset of $23.2 million and $24.6 million as of December 31, 2019 and 2018, respectively, and an aggregate lease liability of $30.9 million and $26.3 million, respectively, on the balance sheet. The remaining lease term is 9 years and 2 months, and the estimated incremental borrowing rate is 8.0%.

In October 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 14,943 square feet located in South San Francisco, California. The lease term is 124 months beginning November 2018 through February 2029, with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has the right to make tenant improvements, including the upgrading of current office and laboratory space with a lease incentive allowance of $0.8 million. Rent payments began in November 2018. In connection with the lease, the Company has maintained a letter of credit for the benefit of the landlord in the amount of $0.2 million. In connection with the lease, the Company recognized an operating lease right-of-use asset of $5.9 million and $6.2 million as of December 31, 2019 and 2018, respectively, and an aggregate lease liability of $6.2 million and $6.3 million, respectively, on the balance sheet. The remaining lease term is 9 years and 2 months, and the estimated incremental borrowing rate is 8.0%.

In December 2018, the Company entered into two operating leases for office space in New York and Los Angeles for approximately 4,358 and 1,293 square feet respectively. The Company recognized operating lease right-of-use assets of $1.7 million and $2.0 million for New York and $0.1 million and $0.2 million for Los Angeles as of December 31, 2019 and 2018, respectively. The Company recognized aggregate lease liabilities of $1.7 million and $2.0 million for New York and $0.2 million and $0.2 million for Los Angeles as of December 31, 2019 and 2018, respectively. The lease term for the New York operating lease is 6 years and 7 months, with no option for renewal. The lease term for the Los Angeles operating lease is 3 years with an option to extend the lease term for another 2 years which is not reasonably assured of exercise. There were no lease incentive allowances for either location. In connection with the New York lease, the Company maintained a letter of credit for the benefit of the landlord in the amount of $0.1 million. The remaining lease terms were 5 years and 6 months for New York and 1 year and 11 months for Los Angeles at December 31, 2019 and the estimated incremental borrowing rates applied were 8.0% and 7.5%, respectively.

In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. Upon certain conditions, the Company has two ten-year options to extend the lease, both of which are not reasonably assured of exercise. The Company is entitled to a tenant improvement allowance of $2.9 million for costs related to the design and construction of certain Company improvements. In connection with the lease, the Company will maintain a letter of credit for the benefit of the landlord in the amount of $3.0 million. The Company started accounting for this lease in October 2019 when tenant improvement work commenced, and recognized an operating lease right-of-use asset of $13.6 million as of December 31, 2019 and an aggregate lease liability of $14.0 million on its balance sheet. The lease term is 188 months, and the estimated incremental borrowing rate is 9.25%.

The undiscounted future non-cancellable lease payments under our operating leases as of December 31, 2019 is as follows:

Year ending December 31:	(in thousands)
2020	$5,662
2021	7,632
2022	7,951
2023	8,203
2024 and thereafter	63,864
Total undiscounted lease payments	93,312
Less: Present value adjustment	(35,920)
Less: Tenant improvement allowance	(4,367)
Total	$53,025

Rent expense for the Company’s operating leases was $5.9 million and $1.9 million for the years ended December 31, 2019 and 2018, respectively, net of lease incentives recognized. Rent expense for short-term leases was $2.4 million and $2.6 million for the years ended December 31, 2019 and 2018, respectively. There was a total commitment of zero and $1.6 million at December 31, 2019 and 2018, respectively, related to short-term leases. Variable lease payments for operating expenses were $1.1 million and immaterial for the years ended December 31, 2019 and 2018, respectively.

Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement. At the inception of such leases, the Company records an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. To determine the fair value of the obligation, we estimate the cost for a third-party to perform the restoration work. In subsequent periods, for each asset retirement obligation, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciate each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. Asset retirement obligations were $0.4 million and zero as of December 31, 2019 and 2018 respectively.
Note 9. Equity Method Investment
In conjunction with the execution of the Notch Agreement (see Note 7), the Company also entered into a Share Purchase Agreement (“Notch Investment Agreement”) with the Company acquiring shares of Notch’s Series Seed convertible preferred stock for a total investment cost of $5.1 million which includes transaction costs of $0.1 million, resulting in a 25% ownership interest in Notch.
The Company’s total equity investment in Notch as of December 31, 2019 was $4.9 million and the Company accounted for the investment using the cost method of accounting. During the year ended December 31, 2019, the Company recognized its share of Notch's net loss under the other expenses caption within the statement of operations. The Company's share of Notch's net loss was $0.2 million for the year ended December 31, 2019.
Note 10. Commitments and Contingencies
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
Note 11. Convertible Notes Payable (2018 Notes)
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
On issuance, the Company elected to account for the 2018 Notes at fair value with any changes in estimated fair value being recognized through the statements of operations and comprehensive loss until the 2018 Notes settled. The fair value of the 2018 Notes was determined to be $141.4 million upon settlement. For the years ended December 31, 2019 and 2018, the Company recognized zero and $21.2 million, respectively, of expense in the accompanying statements of operations and comprehensive loss for the change in fair value of the 2018 Notes. On issuance, total debt issuance costs of $3.4 million were expensed and recognized as interest expense in the accompanying statements of operations and comprehensive loss.
Note 12. Convertible Preferred Stock and Stockholders’ Equity
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
Preferred Stock
Pursuant to the Amended and Restated Certificate of Incorporation filed on October 15, 2018, as amended, the Company is authorized to issue a total of 10,000,000 shares of preferred stock, of which no shares were issued and outstanding at December 31, 2019 and 2018.
Common Stock
Pursuant to the Amended and Restated Certificate of Incorporation filed on October 15, 2018, as amended, the Company is authorized to issue a total of 200,000,000 shares of common stock, of which 124,267,358 and 121,482,671 shares were issued and outstanding at December 31, 2019 and 2018, respectively.
In connection with the issuance of the Company’s Series A convertible preferred stock in April 2018, the Company’s founders agreed to modify their common shares outstanding to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 26,249,993 modified shares of common stock became compensatory upon such modification. The total compensation cost resulting from the modification is approximately $59.5 million and is being recognized over the four year vesting term.

Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2019 and 2018, no dividends on common stock had been declared by the Company’s board of directors.
Note 13. Stock-Based Compensation
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
As of December 31, 2019 and 2018, there were 9,642,503 and 8,176,125 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2017	—	$—		$—
Options granted	12,336,975	5.47
Options exercised	(5,020,580)	2.27		123,808
Options forfeited	(80,850)	2.27
Balance, December 31, 2018	7,235,545	$7.72	9.62	$139,001
Options granted	3,052,816	27.47
Options exercised	(711,123)	4.16		$17,141
Options forfeited	(386,716)	8.79
Balance, December 31, 2019	9,190,522	$14.51	8.82	$110,490
Exercisable, December 31, 2019	4,660,416	$11.33	8.68	$69,379
Vested and expected to vest, December 31, 2019	9,190,522	$14.51	8.82	$110,490
The aggregate intrinsic values of options exercised, outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2019. During the years ended December 31, 2019 and 2018, the estimated weighted-average grant-date fair value of employee options granted was $18.42 per share and $3.75 per share, respectively. As of December 31, 2019 and 2018, there was $74.7 million and $42.8 million, respectively, of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 3 years, 15 days and 3 years, 6 months, respectively.

The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018
Fair value of common stock	$25.94 - $31.99	$2.27 - $26.52
Expected term in years	5.27 - 6.08	5.99 - 6.25
Expected volatility	74.14% - 74.92%	74.2% - 77.0%
Expected risk-free interest rate	1.54% - 2.62%	2.74% - 2.99%
Expected dividend	0%	0%
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
For the years ended December 31, 2019 and 2018, total stock-based compensation expense related to stock options was $21.9 million and $3.3 million, respectively.
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2018	—	—		—
Granted	1,982,855	$27.45	1.94
Vested	(500)	25.94
Forfeited	(41,200)	27.48
Unvested December 31, 2019	1,941,155	$27.45	1.98	$50,431
Vested and expected to vest, December 31, 2019	1,941,155	$27.45	1.98	$50,431
  In September 2019, the Company granted 57,361 performance based restricted stock units to a certain executive officer pursuant to the 2018 Plan. These performance awards are subject to the holder's continued service to the Company through each applicable vesting event. Through December 31, 2019, the Company believes that the achievement of the requisite performance conditions for these awards are not probable and as a result, no compensation expense has been recognized related to these awards in the year ended December 31, 2019.
For the years ended December 31, 2019 and 2018, total stock-based compensation expense related to restricted stock units was $8.8 million and zero, respectively. As of December 31, 2019 and 2018, there was $43.0 million and zero, respectively, of unrecognized stock-based compensation which is expected to be recognized over a weighted average period of 1.98 years.
Employee Stock Purchase Plan
In October 2018, the shareholders approved the 2018 Employee Stock Purchase Plan (ESPP), which initially reserved 1,160,000 shares of our common stock for employee purchases under terms and provisions established by the Board of Directors. Effective January 1, 2019, the number of shares authorized under the ESPP for employee purchases increased by 1,214,826 shares. The ESPP is intended to qualify as an ‘employee stock purchase plan’ under Section 423 of the Internal Revenue Code. Under the current offering adopted pursuant to the ESPP, each offering period is approximately 24 months, which is generally divided into four purchase periods of approximately six months.
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
The fair values of the rights granted under the ESPP were calculated using the following assumptions:

Year ended December 31,
	2019	2018
Expected term (in years)	0.50 – 2.00	0.50 – 2.00
Volatility	60.4% - 76.0%	67.7% - 81.8%
Risk-free interest rate	1.72%-2.49%	2.37% - 2.83%
Dividend yield	—	—
For the years ended December 31, 2019 and 2018, total stock-based compensation expense related to ESPP was $1.6 million and $0.4 million, respectively.
Founders’ Stock

Stock-based compensation expense is recognized for shares of founders’ stock as vesting conditions are met. In relation to the modification described in Note 12, 24,230,750 shares of founders’ stock remained unvested at the modification date in April 2018. For the years ended December 31, 2019 and 2018, $13.7 million and $14.9 million of stock-based compensation expense was recognized related to the vesting of 6,057,684 and 6,562,506 shares, respectively, of founders' stock. At December 31, 2019 and 2018, there was $30.9 million and $44.6 million of unrecognized stock-based compensation expense related to 13,629,803 and 19,687,487 shares of unvested founders’ stock which is expected to be recognized over 2 years, 3 months and 3 years, 3 months, respectively. The weighted-average fair value at grant date for founders’ stock was $2.27 per share.
Total stock-based compensation expense related to stock options, employee stock purchase plans and vesting of the founders’ common stock was as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Research and development	$19,429	$1,657
General and administrative	26,634	16,909
Total stock-based compensation expense	$46,063	$18,566
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities and other long-term liabilities for the noncurrent portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. During the years ended December 31, 2019 and 2018, zero and 5,020,580 options were early exercised. As of December 31, 2019 and 2018, there was $2.8 million and $4.6 million recorded in accrued and other liabilities and $3.9 million and $6.8 million recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the financial statements since the exercise date.
Note 14. Related Party Transactions
As of December 31, 2019 and 2018, Pfizer held 22,032,040 shares of Common Stock and had appointed one member to the Company’s Board of Directors.
In April 2018, the Company and Pfizer entered into a transition services agreement (the Pfizer TSA) for Pfizer to provide professional services to the Company related to research and development, project management, and other administrative functions. In September 2019, the Company and Pfizer terminated the Pfizer TSA. For the years ended December 31, 2019 and 2018, the costs incurred under the Pfizer TSA were $4.5 million and $10.1 million, respectively.
The Company also purchased certain lab supplies and services from Pfizer in connection with its research and development activities. For the years ended December 31, 2019 and 2018, total lab supplies and services purchased from Pfizer were $1.4 million and $10.4 million, respectively.
As of December 31, 2019 and 2018, the Company had amounts payable to Pfizer of $0.1 million and $5.7 million, respectively, which were recorded in the accompanying balance sheet.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chairman of the board of directors, and a director of the Company to provide various managerial, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.6 million for the years ended December 31, 2019 and 2018.

In June 2018 the Company entered into a consulting services agreement with TPG Capital – FO LLC (TPG FO) a firm affiliated with a beneficial owner of more than 5% of the Company’s capital stock. The costs incurred for services performed under this agreement were zero and $0.3 million for the years ended December 31, 2019 and 2018, respectively.
In August 2018, the Company entered into a consulting agreement with Bellco Capital LLC (Bellco). The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is the Chairman and an owner of Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $26,250 per month in arrears commencing June 2018. Beginning January 2019, the Company paid Bellco $33,333.33 per month in arrears and, at the Company’s discretion, may pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus and out-of-pocket expenses incurred under this consulting agreement were $0.8 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively.
Sublease Agreements
In December 2018, the Company entered into a sublease with Bellco for 1,293 square feet of office space in Los Angeles California for a three year term. The total right of use asset and associated liability recorded related to this related party lease was $0.1 million and $0.2 million at December 31, 2019 and 2018, respectively.
In February 2019, the Company subleased 2,180 square feet of its office space in New York, New York, to ByHeart, Inc., formerly known as Second Science, Inc. (ByHeart). ByHeart is a development-stage infant formula company. Two of the Company’s board members have beneficial ownership in ByHeart and one serves on the board of directors of ByHeart. In September 2019, the Company entered into an amendment to the sublease agreement and increased the subleased space to 2,907 square feet. Sublease income for the year ended December 31, 2019 was $0.3 million and was recognized as other income.
Note 15. 401(k) Plan
In April 2018, the Company began to sponsor a 401(k) retirement savings plan for the benefit of its employees. All employees are eligible to participate, provided they meet the requirements of the plan. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $0.9 million and $0.4 million related to matched contributions for the year ended December 31, 2019 and 2018, respectively.
Note 16. Income Taxes
For the years ended December 31, 2019 and 2018, the Company recorded income tax benefit due to the intraperiod tax allocation of deferred income taxes on unrealized gains on available for sale securities recorded in other comprehensive income. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements.
The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

	Year Ended December 31,		Period from November 30, 2017 (Inception) to December 31,
	2019	2018	2017
Current:	(in thousands)
Federal	$—	$—	$—
State	1	2	—
	1	2	—
Deferred:
Federal	(251)	(89)	—
State	(81)	(30)	—
	(332)	(119)	—
Benefit for income taxes	$(331)	$(117)	$—
Reconciliation of the benefit for income taxes calculated at the statutory rate to our benefit for income taxes is as follows:

	Year Ended December 31,		Period from November 30, 2017 (Inception) to December 31,
	2019	2018	2017
	(in thousands)
Tax benefit at federal statutory rate	$(38,834)	$(44,441)	$—
State taxes, net of federal benefit	(12,951)	(10,652)	—
Stock-based compensation	2,037	3,629	—
Research tax credits	(1,714)	(708)	—
Write-off of in-process R&D	—	5,247	—
Change in fair value of convertible notes	—	4,454	—
Change in valuation allowance	49,989	41,916	—
Other	1,141	438	—
Benefit for incomes taxes	$(331)	$(117)	$—
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,		Period from November 30, 2017 (Inception) to December 31
	2019	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$54,018	$16,437	$—
Tax credit carryforwards	4,239	1,239	—
Intangibles	22,770	23,086	—
Accrued expenses	2,375	952	—
Lease liabilities	14,839	9,730	—
Stock based compensation	6,870	360	—
Other	—	—	—
Total deferred tax assets	105,111	51,804	—
Deferred tax liabilities:
Fixed assets	(361)	(531)	—
Right of use leased assets	(12,453)	(9,239)	—
Investments	(393)	(118)	—
Other	—	—	—
Total deferred tax liabilities	(13,207)	(9,888)	—
Net deferred tax assets	91,904	41,916	—
Valuation allowance	(91,904)	(41,916)	—
Net deferred tax assets	$—	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $50.0 million and $41.9 million during the years ended December 31, 2019 and December 31, 2018, respectively.
The following table sets forth our federal and state NOL carryforwards and federal research and development tax credits as of December 31, 2019:

	Amount	Expiration
	(in thousands)
Net operating losses, federal	$193,991	Indefinite
Net operating losses, federal	$2	2037
Net operating losses, state	$190,159	2037-2039
Tax credits, federal	$4,037	2038-2039
Tax credits, state	$3,832	Indefinite
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
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income.  An exception is provided in ASC 740 when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year.  In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets.  In instances where a valuation allowance is established against current year losses, income from other sources, including gain from available-for-sale investments recorded as a component of other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets.  For the years ended December 31, 2019 and 2018, the Company recorded a tax benefit of $0.3 million and $0.1 million, respectively, in other comprehensive income, related to available-for-sale securities.
We apply the provisions of ASC Topic 740 to account for uncertain income tax positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of the year:	920	—	—
Additions based on tax positions related to current year	2,228	920	—
Additions to tax position of prior year	—	—	—
Reductions to tax position of prior years	—	—	—
Lapse of the applicable statute of limitations	—	—	—
Balance at end of the year	$3,148	$920	$—
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of interest and other income, net, as necessary. As of December 31, 2019 and 2018, there were no accrued interest and penalties related to uncertain tax positions. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.  We are subject to examination by U.S. federal or state tax authorities for all years since inception.
Note 17. Net Loss and Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,		Period From November 30, 2017 (Inception) to December 31,
	2019	2018	2017
Numerator:
Net loss	$(184,594)	$(211,505)	$(2)
Denominator:
Weighted average common shares outstanding	101,061,149	28,948,386	26,249,993
Net loss per share, basic and diluted	$(1.83)	$(7.31)	$—
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,		Period From November 30, 2017 (Inception) to December 31,
	2019	2018	2017
Stock options to purchase common stock	9,190,522	7,235,545	—
Restricted stock units subject to vesting	1,941,155	—	—
Expected shares purchased under Employee Stock Purchase Plan	195,161	144,272	—
Founder shares subject to future vesting	13,629,803	19,687,487	—
Early exercised stock options subject to future vesting	2,992,290	5,020,580	—
Total	27,948,931	32,087,884	—

Note 18. Subsequent Events
From January 6 to January 17, 2020, the Company sold an aggregate of 570,839 shares of common stock in ATM offerings resulting in net proceeds of $14.8 million.
Note 19. Selected Quarterly Financial Data (unaudited)
The following table provides the selected quarterly financial data for the year ended December 31, 2019 (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Loss from operations	$(36,461)	$(45,961)	$(55,011)	$(64,575)
Net loss	(31,586)	(41,243)	(50,735)	(61,030)
Net loss per share, basic and diluted	$(0.32)	$(0.41)	$(0.50)	$(0.58)
The following table provides the selected quarterly financial data for the year ended December 31, 2018 (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Loss from operations	$2,597	$135,012	$22,187	$33,046
Net loss	(2,597)	(134,902)	(43,497)	(30,509)
Net loss per share, basic and diluted	$(0.10)	$(43.82)	$(10.71)	$(0.37)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.
Inherent Limitations of Internal Controls
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Allogene Therapeutic, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Allogene Therapeutic, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Allogene Therapeutic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 financial statements of the Company and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

San Jose, California
February 27, 2020
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC by April 29, 2020 (our Proxy Statement) and is incorporated in this Annual Report by reference.
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

4.3	Description of Common Stock.
4.4
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

10.7+	Non-Employee Director Compensation Policy.
10.8+
Employment Agreement by and between the Registrant and David Chang, M.D., Ph.D. (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018).

10.9+
Employment Agreement by and between the Registrant and Eric Schmidt, Ph.D. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018).

10.10+
Employment Agreement by and between the Registrant and Alison Moore, Ph.D. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018).

10.11+	Employment Letter of Agreement, dated July 29, 2019, by and between the Registrant and Rafael G. Amado, M.D.
10.12*
License Agreement, dated March 8, 2019, between the Registrant and Cellectis S.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on May 7, 2019).

10.13†
Exclusive License and Collaboration Agreement, dated October 30, 2015, by and between the Registrant (assignee of Pfizer Inc.) and Les Laboratoires Servier and Institut de Recherches Internationales Servier (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 17, 2018).

10.14†
Asset Contribution Agreement, dated April 2, 2018, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018).

10.15*	Collaboration and License Agreement, dated November 1, 2019, by and between the Registrant and Notch Therapeutics Inc.
10.16
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

10.19
First Amendment, dated September 4, 2019, to the Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on November 5, 2019).

10.20
Sales Agreement, dated November 5, 2019, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-234516), filed with the SEC on November 5, 2019).

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
__________________________
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California, on February 27, 2020.

Allogene Therapeutics, Inc.

By:	/s/ David Chang, M.D., Ph.D.
David Chang, M.D., Ph.D.
President, Chief Executive Officer and Member of the Board of Directors
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Chang, M.D., Ph.D. and Eric Schmidt, Ph.D., and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Chang, M.D., Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	February 27, 2020
David Chang, M.D., Ph.D.	(Principal Executive Officer)

/s/ Eric Schmidt, Ph.D.	Chief Financial Officer	February 27, 2020
Eric Schmidt, Ph.D.	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun, M.D., FACS	Executive Chairman of the Board of Directors	February 27, 2020
Arie Belldegrun, M.D., FACS

/s/ David Bonderman	Member of the Board of Directors	February 27, 2020
David Bonderman

/s/ John DeYoung	Member of the Board of Directors	February 27, 2020
John DeYoung

/s/ Franz Humer, Ph.D.	Member of the Board of Directors	February 27, 2020
Franz Humer, Ph.D.

/s/ Joshua Kazam	Member of the Board of Directors	February 27, 2020
Joshua Kazam

/s/ Deborah M. Messemer	Member of the Board of Directors	February 27, 2020
Deborah M. Messemer

/s/ Todd Sisitsky	Member of the Board of Directors	February 27, 2020
Todd Sisitsky

/s/ Owen Witte, M.D.	Member of the Board of Directors	February 27, 2020
Owen Witte, M.D.