Form 10-Q
period 2020-03-31
Allogene Therapeutics, Inc.
filed 2020-05-06
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2020, the registrant had 125,331,495 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets		(1)
Current assets:
Cash and cash equivalents	$135,897	$175,126
Short-term investments	357,026	355,407
Prepaid expenses and other current assets	11,491	14,043
Total current assets	504,414	544,576
Long-term investments	60,121	58,322
Operating lease right-of-use asset	43,836	44,495
Property and equipment, net	66,349	56,449
Intangible assets, net	—	151
Restricted cash	4,299	4,299
Other long-term assets	4,675	4,618
Equity method investment	4,829	4,892
Total assets	$688,523	$717,802
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,199	$9,250
Accrued and other current liabilities	19,619	23,829
Total current liabilities	26,818	33,079
Lease liability, noncurrent	51,536	51,349
Other long-term liabilities	3,650	4,351
Total liabilities	82,004	88,779
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares were issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 125,262,537 and 124,267,358 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	125	124
Additional paid-in capital	1,055,386	1,023,876
Accumulated deficit	(450,602)	(396,122)
Accumulated other comprehensive income	1,610	1,145
Total stockholders’ equity	606,519	629,023
Total liabilities and stockholders’ equity	$688,523	$717,802
The accompanying notes are an integral part of these unaudited condensed financial statements.
(1)The balance sheet as of December 31, 2019 is derived from the audited financial statements as of that date.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$42,042	$23,403
General and administrative	15,641	13,058
Total operating expenses	57,683	36,461
Loss from operations	(57,683)	(36,461)
Other income (expense), net:
Interest and other income, net	3,261	4,825
Other expenses	(58)	—
Total other income (expense), net	3,203	4,825
Loss before income taxes	(54,480)	(31,636)
Benefit from income taxes	—	50
Net loss	(54,480)	(31,586)
Other comprehensive income:
Net unrealized gain on available-for-sale investments	465	1,099
Net comprehensive loss	$(54,015)	$(30,487)
Net loss per share, basic and diluted	$(0.50)	$(0.32)
Weighted-average number of shares used in computing net loss per share, basic and diluted	108,963,522	97,315,890
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2019	124,267,358	$124	$1,023,876	$(396,122)	$1,145	$629,023
Issuance of common stock upon exercise of stock options and vesting of RSU's	339,775	—	303	—	—	303
Vesting of early exercised common stock	—	—	710	—	—	710
Stock-based compensation	—	—	14,215	—	—	14,215
Employee stock purchase plan	84,565	—	1,438	—	—	1,438
Issuance of common stock from public offering, net of commissions and offering costs of $0.3 million	570,839	1	14,844	—	—	14,845
Net loss	—	—	—	(54,480)	—	(54,480)
Net unrealized gain on available-for-sale investments	—	—	—	—	465	465
Balance - March 31, 2020	125,262,537	$125	$1,055,386	$(450,602)	$1,610	$606,519

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2018	121,482,671	$121	$914,265	$(211,528)	$306	$703,164
Stock-based compensation	—	—	7,867	—	—	7,867
Employee stock purchase plan	44,649	—	684	—	—	684
Net loss	—	—	—	(31,586)	—	(31,586)
Net unrealized gain on available-for-sale investments	—	—	—	—	1,099	1,099
Balance - March 31, 2019	121,527,320	$121	$922,816	$(243,114)	$1,405	$681,228

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(54,480)	$(31,586)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	14,215	7,867
Amortization of other intangible assets acquired	151	151
Depreciation and amortization	1,893	544
Net amortization/accretion on investment securities	(207)	(1,223)
Non-cash rent expense	718	1,275
Benefit from income taxes	—	(50)
Share of losses from equity method investments	64	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,552	(1,892)
Other long-term assets	(57)	(188)
Accounts payable	(1,044)	(348)
Accrued and other current liabilities	(3,913)	(4,095)
Other long-term liabilities	(701)	(711)
Net cash used in operating activities	(40,809)	(30,256)
Cash flows from investing activities:
Purchases of property and equipment	(12,253)	(10,423)
Proceeds from maturities of investments	120,261	95,708
Purchase of investments	(123,015)	(52,397)
Net cash (used in) provided by investing activities	(15,007)	32,888
Cash flows from financing activities:
Proceeds from issuance of common stock, net of commissions and issuance costs	14,845	—
Proceeds from issuance of common stock and upon exercise of stock options	303	—
Proceeds from issuance of common stock under the employee stock purchase plan	1,438	684
Net cash provided by financing activities	16,586	684
Net change in cash, cash equivalents and restricted cash	(39,230)	3,316
Cash, cash equivalents and restricted cash — beginning of period	179,425	93,731
Cash, cash equivalents and restricted cash — end of period	$140,195	$97,047
Non-cash investing activities:
Property and equipment purchases in accounts payable and accrued liabilities	$4,208	$5,134
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$1,396	$391
Cash received for amounts related to tenant improvement allowances	$532	$—
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
Public Offerings
In November 2019, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), under which the Company may from time to time issue and sell shares of its common stock through Cowen in at-the-market (ATM) offerings for an aggregate offering price of up to $250.0 million. The aggregate compensation payable to Cowen as the Company's sales agent equals up to 3.0% of the gross sales price of the shares sold through it pursuant to the sales agreement. In January 2020, the Company sold an aggregate of 570,839 shares of common stock in ATM offerings resulting in net proceeds of $14.8 million.
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents and investments of $553.0 million as of March 31, 2020. Since inception through March 31, 2020, the Company has incurred cumulative net losses of $450.6 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
In March 2020, the World Health Organization declared the global novel coronavirus disease (COVID-19) outbreak a pandemic. The Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations, including ongoing and planned clinical trials. The impact of the COVID-19 outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.
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

The condensed balance sheet as of March 31, 2020, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, the condensed statements of stockholders’ equity as of March 31, 2020 and 2019, the condensed statements of cash flows for the three months ended March 31, 2020 and 2019, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending

December 31, 2020, or for any other future annual or interim period. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2020.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2020, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report, with the exception of the recently adopted accounting pronouncements in the section below.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. The standard requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted beginning the first quarter of 2019. The Company’s financial instruments that are in the scope of ASU 2016-13 include, but are not limited to, other receivables and available-for-sale debt securities. The Company adopted this standard on January 1, 2020 and applied the modified retrospective approach. Adoption of the new guidance had no significant impact on the Company’s financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and other – Internal-Use Software (Subtopic 350-40), which amended its guidance for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard on January 1, 2020, on a prospective basis for applicable implementation costs. Adoption of the new guidance had no significant impact on the Company’s financial statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, Topic 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The Company adopted this standard on January 1, 2020. Adoption of the new guidance had no significant impact on the Company’s financial statements.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance will be effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company early adopted this standard as of January 1, 2020 on a prospective basis in accordance with ASC 250, Accounting Changes and Error Corrections. The adoption resulted in the Company no longer needing to determine the tax effect from unrealized gains on available for sale securities, which previously had been disclosed in the condensed statement of operations as a benefit from income taxes. The impact of the adoption in the three months ended March 31, 2020 is that the benefit from income taxes in the condensed statement of operations and comprehensive loss is zero compared to recognition of a $0.1 million tax benefit for the three months ended March 31, 2019.
Recent Accounting Pronouncements Not Yet Adopted
In January 2020, the FASB issued Accounting Standard Update No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), which clarifies the interactions between topics 321 and 323 in applying or discontinuing the equity method of accounting for investments. This guidance will be effective for the Company in the first quarter of 2021, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the financial statements.
3.         Fair Value Measurements
The Company measures and reports its cash equivalents, restricted cash, and investments at fair value.
Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs except for investments in U.S treasury securities which are classified as Level 1.
There were no Level 3 assets or liabilities as of March 31, 2020 and as of December 31, 2019.
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2020 and as of December 31, 2019 are presented in the following tables:

	March 31, 2020
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds (1)	$113,143	$—	$—	$113,143
Commercial paper	—	25,786	—	25,786
Corporate bonds	—	190,854	—	190,854
U.S. treasury securities	180,313	—	—	180,313
U.S. agency securities	—	29,192	—	29,192
Total financial assets	$293,456	$245,832	$—	$539,288

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds (1)	$122,900	$—	$—	$122,900
Corporate bonds	—	205,011	—	205,011
U.S. treasury securities	181,894	—	—	181,894
U.S. agency securities	—	25,824	—	25,824
Certificates of deposit	—	1,000	—	1,000
Total financial assets	$304,794	$231,835	$—	$536,629
(1)Included within cash and cash equivalents on the Company’s balance sheets

4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of March 31, 2020 and as of December 31, 2019 are presented in the following tables:

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$113,143	$—	$—	$113,143
Commercial paper	25,786	—	—	25,786
Corporate bonds	190,625	505	(276)	190,854
U.S. treasury securities	178,695	1,618	—	180,313
U.S. agency securities	28,986	207	(1)	29,192
Total cash equivalents and investments	$537,235	$2,330	$(277)	$539,288

Classified as:
Cash equivalents				$122,141
Short-term investments				357,026
Long-term investments				60,121
Total cash equivalents and investments				$539,288

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$122,900	$—	$—	$122,900
Corporate bonds	204,144	871	(4)	205,011
U.S. treasury securities	181,340	557	(3)	181,894
U.S. agency securities	25,658	167	(1)	25,824
Certificates of deposit	1,000	—	—	1,000
Total cash equivalents and investments	$535,042	$1,595	$(8)	$536,629

Classified as:
Cash equivalents				$122,900
Short-term investments				355,407
Long-term investments				58,322
Total cash equivalents and investments				$536,629

As of March 31, 2020, the remaining contractual maturities of available-for-sale securities were less than 3 years. There have been no significant realized losses on available-for-sale securities for the period presented. As of March 31, 2020, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors. To date, the Company has not recorded any impairment charges on marketable securities.
5.         Balance Sheets Components
Property and Equipment
Property and Equipment consist of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Leasehold improvements	$31,516	$29,924
Construction in progress	21,653	12,390
Laboratory equipment	13,967	13,117
Computers equipment and purchased software	3,774	3,726
Furniture and fixtures	2,804	2,764
Total	73,714	61,921
Less: accumulated depreciation	(7,365)	(5,472)
Total property and equipment, net	$66,349	$56,449

6.         License Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three months ended March 31, 2020 and 2019 respectively.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses. For the three months ended March 31, 2020 and 2019, zero costs were incurred related to the achievement of a clinical development milestone under this agreement. For the three months ended March 31, 2020 and 2019, zero costs were incurred associated with research services performed by Cellectis under this agreement.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42 million and €70.5 million ($77.4 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.
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
For the three months ended March 31, 2020, the Company recorded $1.0 million of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. For the three months ended March 31, 2019, the Company recorded $0.7 million of costs as research and development expenses. As of March 31, 2020, amounts due from Servier of $0.2 million were recorded in other current assets in the accompanying condensed balance sheet. As of December 31, 2019, amounts due to Servier of $2.2 million were recorded in accrued and other current liabilities in the accompanying balance sheets.
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
The Company has determined that Notch continues to be a variable interest entity as of March 31, 2020. The Company does not have the power to direct the activities which most significantly affect Notch's economic performance. Accordingly, for the three months ended March 31, 2020, the Company did not consolidate Notch because the Company determined that it was not the primary beneficiary.
For the three months ended March 31, 2020, the Company recorded $0.3 million in collaboration costs as research and development expenses.
7.         Commitments and Contingencies
Leases
In August 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term is 127 months beginning August 2018 through February 2029 with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has made certain tenant improvements, including the addition of laboratory space, and has received $4.5 million of tenant improvement allowances up to March 31, 2020. The rent payments began on March 1, 2019 after an abatement period.
In October 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of 14,943 square feet located in South San Francisco, California. The lease term is 124 months beginning November 2018 through

February 2029, with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has made certain tenant improvements, including the upgrading of current office and laboratory space with a lease incentive allowance of $0.8 million. Rent payments began in November 2018.
In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease has a term of 188 months and is expected to commence in April 2020. Upon certain conditions, the Company has two ten-year options to extend the lease which are not reasonably assured of exercise. Rent payments are expected to begin in early 2021 after an abatement period. The Company is entitled to a tenant improvement allowance of $2.9 million for costs related to the design and construction of certain Company improvements.
The Company maintained letters of credit for the benefit of landlords in the amount of $4.3 million which is disclosed a restricted cash as of March 31, 2020 and December 31, 2019, respectively.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating lease liabilities
Current portion included in accrued and other current liabilities	$1,807	$1,679
Long-term portion of lease liabilities	51,536	51,349
Total operating lease liabilities	$53,343	$53,028
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended March 31
	2020	2019
Operating lease cost	$1,868	$1,351
Variable lease cost	210	139
Total lease costs	$2,078	$1,490
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020 was $1.4 million and was included in net cash used in operating activities in our condensed statements of cash flows.
The undiscounted future lease payments under the lease agreements as of March 31, 2020 were as follows (in thousands:

Year ending December 31:
2020 (remaining 9 months)	$4,236
2021	7,633
2022	7,951
2023	8,203
2024	8,467
2025 and thereafter	55,398
Total undiscounted lease payments	91,888
Less: Present value adjustment	(34,736)
Less: Tenant improvement allowance	(3,809)
Total	$53,343
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 8.34%. As of March 31, 2020, the weighted average remaining lease term for our operating leases is 10.7 years.
Other Commitments

The Company has entered into certain license agreements for intellectual property which is used as part of our development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of March 31, 2020.

The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of March 31, 2020, the Company had non-cancellable purchase commitments of $5.3 million.
8.         Equity Method Investment
In conjunction with the execution of the Notch Agreement (see Note 6), the Company also entered into a Share Purchase Agreement (“Notch Investment Agreement”) with the Company acquiring shares of Notch’s Series Seed convertible preferred stock for a total investment cost of $5.1 million which includes transaction costs of $0.1 million, resulting in a 25% ownership interest in Notch.
The Company’s total equity investment in Notch as of March 31, 2020 and December 31, 2019 was $4.8 million and $4.9 million, respectively, and the Company accounted for the investment using the equity method of accounting. During the three months ended March 31, 2020, the Company recognized its share of Notch's net loss under the other expenses caption within the condensed statements of operations. The Company's share of Notch's net loss was $0.1 million for the three months ended March 31, 2020.
9.         Stock-Based Compensation
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
As of March 31, 2020, there were 12,448,841 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2019	9,190,522	$14.51	8.82	$110,490
Granted	2,675,672	18.38
Exercised	(105,895)	2.87
Forfeited	(132,910)	9.58
Balance, March 31, 2020	11,627,389	$15.56	8.87	$77,096
Exercisable, March 31, 2020	6,716,452	$13.66	8.90	$51,873
Vested and expected to vest, March 31, 2020	11,627,389	$15.56	8.87	$77,096
The aggregate intrinsic values of options exercised, outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on March 31, 2020. For the three months ended March 31, 2020, the estimated weighted-average grant-date fair value of employee options granted was $18.41 per share. As of March 31, 2020, there was $98.2 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 3 years, 45 days.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term in years	6.07 - 6.09	5.99 - 6.25
Expected volatility	71.42%	74.84%
Expected risk-free interest rate	0.80% - 1.65%	2.45% - 2.62%
Expected dividend	0%	0%
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
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2019	1,941,155	$27.45	1.98	$50,431
Granted	885,267	18.55	2.44
Vested	(270,751)	27.32
Forfeited	(21,000)	28.19
Unvested March 31, 2020	2,534,671	$24.35	2.17	$49,274
Vested and expected to vest, March 31, 2020	2,534,671	$24.35	2.17	$49,274
As of March 31, 2020, there was $55.3 million of unrecognized stock-based compensation related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3 years, 133 days.
Total stock-based compensation related to stock options, restricted stock units, employee stock purchase plan and vesting of the founders’ common stock was as follows (in thousands):

	Three Months Ended March 31
	2020	2019
Research and development	$6,657	$2,732
General and administrative	7,558	5,135
Total stock-based compensation	$14,215	$7,867
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s board of directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities for the current portion, and other long-term liabilities for the non-current portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. As of March 31, 2020 and 2019 there was $2.8 million and $5.3 million recorded in accrued and other liabilities and $3.2 million and $6.1 million recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the condensed financial statements since the exercise date.

10.         Related Party Transactions
As of March 31, 2020, Pfizer held 22,032,040 shares of Common Stock and had appointed one member to the Company’s board of directors.
In April 2018, the Company and Pfizer entered into a transition services agreement (the Pfizer TSA) for Pfizer to provide professional services to the Company related to research and development, project management, and other administrative functions. In September 2019, the Company and Pfizer terminated the Pfizer TSA. For the three months ended March 31, 2020 and 2019, the costs incurred under the Pfizer TSA were zero and $2.7 million, respectively.
The Company also purchased certain lab supplies from Pfizer in connection with its research and development activities. For the three months ended March 31, 2020 and 2019, the total lab supplies and services purchased from Pfizer were zero and $0.6, million respectively.
As of March 31, 2020 and December 31, 2019, the Company had an amount payable to Pfizer of zero and $1.7 million, respectively, which was recorded in the accrued and other current liabilities on the accompanying condensed balance sheets.
Sublease Agreement
In December 2018, the Company entered into a sublease with Bellco Capital LLC (Bellco) for 1,293 square feet of office space in Los Angeles California for a three year term. The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is the Chairman and an owner of Bellco. The total right of use asset and associated liability recorded related to this related party lease was $0.1 million and $0.2 million at March 31, 2020 and 2019, respectively.
In February 2019, the Company subleased 2,180 square feet of its office space in New York, New York, to ByHeart, Inc.(ByHeart), formerly known as Second Science, Inc. ByHeart is a development-stage infant formula company. Certain of the Company’s board members and executive officers have beneficial ownership in ByHeart and two serve on the board of directors of ByHeart. In September 2019, the Company entered into an amendment to the sublease agreement and increased the subleased space to 2,907 square feet. Sublease income for the three months ended March 31, 2020 and 2019 was $0.1 million and was recognized as other income.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chairman of the board of directors, and a director of the Company to provide various managerial, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $33,333 per month in arrears commencing January 2019 and $37,500 per month in arrears commencing January 2020. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The cost incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
11.         Income Taxes
The Company has a history of losses, and expects to record a loss in 2020. The Company continues to maintain a full valuation allowance against its net deferred tax assets.
12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	March 31,
	2020	2019
Stock options to purchase common stock	11,627,389	8,939,556
Restricted stock units subject to vesting	2,534,671	1,102,028
Expected shares to be purchased under Employee Stock Purchase Plan	226,459	265,455
Founder's shares of common stock subject to future vesting	12,115,382	18,173,066
Early exercised stock options subject to future vesting	2,678,501	5,020,580
Total	29,182,402	33,500,685

13.         Subsequent Events

None.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (Annual Report), which was filed with the Securities and Exchange Commission (SEC) on February 27, 2020. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Allogene,” “we,” “us” and “our” refer to Allogene Therapeutics, Inc., and references to “Servier” collectively refer to Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS.
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

We have a deep pipeline of allogeneic chimeric antigen receptor (CAR) T cell product candidates targeting multiple promising antigens in a host of hematological malignancies and solid tumors. In collaboration with Servier, we are developing UCART19, ALLO-501 and ALLO-501A, CAR T cell product candidates targeting CD19. Servier is sponsoring two Phase 1 clinical trials of UCART19 in patients with relapsed/refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL), one for adult patients (the CALM trial) and one for pediatric patients (the PALL trial). We are sponsoring a Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with R/R non-Hodgkin lymphoma (NHL). We expect to report initial data from the ALPHA trial at the American Society of Clinical Oncology (ASCO) annual meeting on May 29, 2020. We plan to use the clinical data from ALLO-501 to accelerate the development of the second-generation version of ALLO-501, known as ALLO-501A. We have removed rituximab recognition domains in ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL. We plan to initiate a Phase 1/2 clinical trial for ALLO-501A (the ALPHA2 trial) in the second quarter of 2020, subject to completing the manufacturing of ALLO-501A.

We initiated a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715, an allogeneic CAR T cell product candidate targeting B-cell maturation antigen (BCMA), in adult patients with R/R multiple myeloma in the third quarter of 2019. We expect to report initial data from the UNIVERSAL trial in the fourth quarter of 2020. In addition, in January 2020, we entered into a clinical trial collaboration agreement with SpringWorks Therapeutics, Inc. (SpringWorks) to evaluate ALLO-715 in combination with SpringWorks’ investigational gamma secretase inhibitor, nirogacestat, in patients with R/R multiple myeloma. We plan to initiate this combination trial in the second half of 2020, subject to regulatory clearance.

Due to the exceptional circumstances related to the COVID-19 pandemic, Servier has halted recruitment in the CALM and PALL clinical trials. We are continuing to enroll patients in the ALPHA trial and UNIVERSAL trial, however, enrollment of new patients in both trials and the ability to conduct patient follow-up will be impacted by the COVID-19 pandemic. We have also closed our headquarters with our administrative employees continuing their work outside of our offices and limited the number of staff working onsite. Construction of our manufacturing facility in Newark, California, was interrupted for a period of time and may in the future be interrupted due to the COVID-19 pandemic. The exact timing of delays and overall impact of the COVID-19 pandemic to our business, preclinical studies and clinical trials is currently unknown, and we are monitoring the pandemic as it continues to rapidly evolve.
Since inception, we have had significant operating losses. Our net loss was $54.5 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $450.6 million. As of March 31, 2020, we had $553.0 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

Our Research and Development and License Agreements
Asset Contribution Agreement with Pfizer

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
Research and Development
To date, our research and development expenses have related primarily to discovery efforts and preclinical and clinical development of our product candidates. Research and development expenses for the three months ended March 31, 2020 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year relate to costs incurred for the development of our most advanced product candidates, ALLO-501, ALLO-501A, ALLO-715 and UCART19, which include:
•expenses incurred under agreements with our collaboration partners and third-party contract organizations, investigative clinical trial sites that conduct research and development activities on our behalf, and consultants;
•costs related to production of clinical materials, including fees paid for raw materials and to contract manufacturers;
•laboratory and vendor expenses related to the execution of preclinical and clinical trials;
•employee-related expenses, which include salaries, benefits and stock-based compensation;
•facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and supplies; and
•other significant research and development costs including overhead costs.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase in the future as our clinical programs progress and as we seek to initiate clinical trials of additional product candidates. The cost of advancing our manufacturing process as well as the cost of manufacturing product candidates for clinical trials are included in our research and development expense. We also expect to incur increased research and development expenses as we selectively identify and develop additional product candidates. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following sets forth our results of operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$42,042	$23,403	$18,639	80%
General and administrative	15,641	13,058	2,583	20%
Total operating expenses	57,683	36,461	21,222	58%
Loss from operations	(57,683)	(36,461)	(21,222)	58%
Other income (expense), net:
Interest and other income, net	3,261	4,825	(1,564)	(32)%
Other expenses	(58)	—	(58)	—
Total other income (expense), net	3,203	4,825	(1,622)	(34)%
Loss before income taxes	(54,480)	(31,636)	(22,844)	72%
Benefit from income tax	—	50	(50)
Net Loss	$(54,480)	$(31,586)	$(22,894)	72%

Research and Development Expenses
Research and development expenses were $42.0 million and $23.4 million for the three months ended March 31, 2020 and 2019, respectively. The increase of $18.6 million was driven primarily by increased external costs relating to the advancement of our pipeline candidates of $7.9 million, increased personnel related costs of $9.0 million, of which $3.9 million was increased stock-based compensation expense, and increased allocated building rent and facilities costs of $2.6 million, offset by a decrease in TSA costs of $0.9 million.
General and Administrative Expenses
General and administrative expenses were $15.6 million and $13.1 million for the three months ended March 31, 2020 and 2019, respectively. The net increase of $2.6 million was primarily due to an increase in personnel related costs of $3.0 million, of which $2.4 million was increased stock-based compensation expense, a $0.6 million increase in building rent and facilities costs, $0.5 million increase in advisory costs including business license fees and professional consulting fees, offset by a decrease of $1.8 million in expenses incurred under the TSA.

Interest and Other Income, Net
Interest and other income, net was $3.3 million and $4.8 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $1.6 million was due to lower interest earned on our cash, cash equivalents and investments.
Liquidity, Capital Resources and Plan of Operations
To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2020, we had $553.0 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will enable us to maintain our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of the 2018 Notes and net proceeds from our IPO. In connection with our IPO in 2018, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen) under which we may from time to time issue and sell shares of our common stock through Cowen in at-the-market (ATM) offerings for an aggregate offering price of up to $250.0 million. From November 2019 to December 31, 2019, we sold an aggregate of 1,965,082 shares of common stock in ATM offerings resulting in net proceeds of $54.2 million, after deducting commissions and offering costs of $1.6 million. In January 2020, the Company sold an aggregate of 570,839 shares of common stock in ATM offerings resulting in net proceeds of $14.8 million.

Capital Resources
Our primary use of cash is to fund construction projects for our manufacturing facility and operating expenses, which consist primarily of clinical manufacturing and research and development expenditures related to our lead product candidates, other research efforts, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(40,809)	$(30,256)
Investing activities	(15,007)	32,888
Financing activities	16,586	684
Net increase in cash, cash equivalents and restricted cash	$(39,230)	$3,316
Operating Activities
During the three months ended March 31, 2020, cash used in operating activities of $40.8 million was attributable to a net loss of $54.5 million, partially offset by non-cash charges of $16.8 million and a net change of $3.2 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock compensation expense of $14.2 million, depreciation of $1.9 million and non-cash rent expense of $0.7 million, offset by net accretion on investment securities of $0.2 million. The change in operating assets and liabilities was primarily due to a $3.9 million decrease in accrued and other current liabilities, a $1.0 million decrease in accounts payable, a $0.7 million decrease in other long-term liabilities, and a $0.1 million increase in other long-term assets. This was offset by a $2.6 million decrease in prepaid expenses and other current assets.

Investing Activities
During the three months ended March 31, 2020, cash used in investing activities of $15.0 million was related to investment maturities of $120.3 million, offset by purchases of investments of $123.0 million and purchases of property and equipment of $12.3 million.
Financing Activities
During the three months ended March 31, 2020, cash provided by financing activities of $16.6 million was related to net proceeds from the issuance of common stock through the ATM of $14.8 million, net proceeds of $1.4 million from the sale of common stock through the employee stock purchase program and net proceeds of $0.3 million from the issuance of common stock upon exercise of stock options.

Contractual Obligations and Commitments

For our contractual obligations and commitments as of December 31, 2019, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
Commitments
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of March 31, 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see “—Our Research and Development and License Agreements” above.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of March 31, 2020, the Company had non-cancellable purchase commitments of $5.3 million.
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
Interest Rate Risk

Our cash, cash equivalents and investments of $553.0 million as of March 31, 2020 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on March 31, 2020 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed financial statements. As of March 31, 2020, we had $0.3 million of liabilities and $0.2 million of other receivables denominated in foreign currency.

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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
RISK FACTORS
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (Annual Report), which was filed with the Securities and Exchange Commission (SEC) on February 27, 2020.
Risks Related to Our Business and Industry
We have a limited operating history and face significant challenges and expense as we build our capabilities.*
We were incorporated in 2017 and acquired certain rights to multiple allogeneic CAR T cell therapy assets from Pfizer in April 2018. We have a limited operating history and are subject to the risks inherent in any newly-formed organization, including, among other things, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures. Several support services were provided by Pfizer through a Transition Services Agreement (TSA), including certain research and development and general and administrative services, which terminated in September 2019. As we build our own capabilities, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties related to the COVID-19 pandemic and those described herein. If we are unable to build and manage our support services in a timely manner, our operating and financial results could differ materially from our expectations, and our business could suffer.
As a company, we have not progressed any product candidates through clinical development to commercialization. Our collaboration partner, Servier, conducts the CALM and PALL clinical trials of UCART19 and enrollment has been halted in both trials due to the exceptional circumstances related to the COVID-19 pandemic. While our other clinical trials continue to enroll patients, we cannot be certain that any of our ongoing and planned clinical trials will be completed or begin on time, if at all.
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only recently acquired rights to an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2019, we reported a net loss of $184.6 million. For the quarter ended March 31, 2020, we reported a net loss of $54.5 million. As of March 31 2020, we had an accumulated deficit of $450.6 million.
We expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered allogeneic T cell platform. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
The COVID-19 global pandemic is adversely impacting our business, including our preclinical studies and clinical trials.*

Public health crises such as pandemics or other outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China.

Since then, COVID-19 has spread to multiple countries, including the United States and Europe. As a result of the COVID-19 outbreak, or similar pandemics, and government response to pandemics, we have and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•halting or suspending enrollment in our clinical trials;

•delays or difficulties in enrolling and retaining patients in our clinical trials;

•interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed or recommended by federal, state or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical study endpoints;

•delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;

•increased adverse events and deaths in our clinical trials due to COVID-19 related infections, which may result in increased complications due to immune suppression from our lymphodepletion regimen;

•increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine;

•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•delays or disruptions in preclinical experiments and investigational new drug application-enabling studies due to restrictions of on-site staff and unforeseen circumstances at contract research organizations and vendors;

•interruption or delays in the operations of the FDA and comparable foreign regulatory agencies;

•interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•interruption or delays in our capital projects, including construction of our manufacturing facility in Newark, California; and

•limitations on employee resources that would otherwise be focused on advancing our business, including because of sickness of employees or their families, including executive officers and other key employees, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

State and local government response to the pandemic has included "shelter in place", "stay at home" and similar types of orders, which have limited travel and business operations in our locations, the location of our clinical trial sites, and the location of key vendors, including our contract manufacturing organizations (CMOs). Beginning the week of March 9, 2020, our workforce began working from home, except for a limited number of staff primarily working in our laboratories. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. While we, our clinical trials sites and certain of our vendors, including our CMOs, are currently exempt from the orders for certain essential operations, any of the applicable exemptions may be curtailed or revoked, which would further adversely impact our business.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. Market and economic deterioration could also adversely impact our portfolio of corporate and government bonds.

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We are heavily reliant on our partners for access to key gene editing technology for the manufacturing and development of our product candidates.*
A critical aspect to manufacturing allogeneic T cell product candidates involves gene editing the healthy donor T cells in an effort to avoid GvHD and to limit the patient’s immune system from attacking the allogeneic T cells. GvHD results when allogeneic T cells start recognizing the patient’s normal tissue as foreign. We use Cellectis’s TALEN gene-editing technology to inactivate a gene coding for TCRα, a key component of the natural antigen receptor of T cells, to cause the engineered T cells to be incapable of recognizing foreign antigens. Accordingly, when injected into a patient, the intent is for the engineered T cell not to recognize the tissue of the patient as foreign and thus avoid attacking the patient’s tissue. In addition, we use TALEN gene editing to inactivate the CD52 gene in donor T cells, which codes for the target of an anti-CD52 monoclonal antibody. Anti-CD52 monoclonal antibodies deplete CD52 expressing T cells in patients while sparing therapeutic allogeneic T cells lacking CD52. By administering an anti-CD52 antibody prior to infusing our product candidates, we believe we have the potential to reduce the likelihood of a patient’s immune system from rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which the engineered allogeneic T cells can actively target and destroy the cancer cells. However, the antibody may not have the benefits that we anticipate and could have adverse effects.
We rely on an agreement with Cellectis for rights to use TALEN technology for 15 select cancer targets, including BCMA, FLT3, CD70, DLL3 and other targets included in our pipeline. We also rely on Cellectis, through our agreement with Servier, for rights to UCART19, ALLO-501 and ALLO-501A. We would need an additional license from Cellectis or access to other gene-editing technology to research and develop product candidates directed at targets not covered by our existing agreements with Cellectis and Servier. In addition, the Cellectis gene-editing technology may fail to produce viable product candidates. Moreover, both Servier and Cellectis may terminate our respective agreements in the event of a material breach of the agreements, or upon certain insolvency events. If our agreements were terminated or we required other gene editing technology, such a license or technology may not be available to us on reasonable terms, or at all, particularly given the limited number of alternative gene-editing technologies in the market.
In addition, under the Servier Agreement, Servier is responsible for conducting the two clinical trials of UCART19, CALM and PALL. Due to the COVID-19 pandemic, the CALM and PALL trials have been suspended by Servier and we do not know when the trials will be resumed, if at all. Other than the agreed-upon global research and development plan for UCART19, we have limited control over the nature or timing of Servier’s clinical trials and limited visibility into their day-to-day activities. Additionally, other clinical trials being conducted by Servier may at times receive higher priority than research on our programs. If UCART19 encounters safety or efficacy problems, manufacturing problems, further developmental delays, regulatory issues or other problems, our development plans and business could be significantly harmed. We also expect Servier to support our clinical trials of ALLO-501 and ALLO-501A for the treatment of patients with R/R NHL. If Servier does not provide its share of support for the ALLO-501 and ALLO-501A clinical trials, our expenses may be greater than we currently expect and we may have difficulty progressing our ongoing and planned clinical trials in a timely manner.
Our product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and obtaining regulatory approval.*
We have concentrated our research, development and manufacturing efforts on our engineered allogeneic T cell therapy and our future success depends on the successful development of this therapeutic approach. We are in the early stages of developing our platform and there can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. In addition, since we are in the early stages of clinical development, we do not know the doses to be evaluated in pivotal trials or, if approved, commercially. Finding a suitable dose for our cell therapy product candidates as well as ALLO-647 may delay our anticipated clinical development timelines. In addition, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors.

The clinical study requirements of the FDA, European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. We face additional challenges in obtaining regulatory approval for ALLO-647, which we use as part of our lymphodepletion regimen, and for which we would seek to obtain approval concurrently with approval of another CAR T cell product candidate. Approvals by the EMA and FDA for existing autologous CAR T therapies, such as Kymriah and Yescarta, may not be indicative of what these regulators may require for approval of our therapies. Also, while we expect reduced variability in our products candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability and the use of healthy donor material may create separate variability challenges for us. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the autologous CAR T therapies that have previously been approved. For instance, allogeneic product candidates may result in GvHD not experienced with autologous products. Even if we collect promising initial clinical data of our product candidates, longer-term data may reveal new adverse events or responses that are not durable. Unexpected clinical outcomes would significantly impact our business.
Our business is highly dependent on the success of our lead product candidates. If we are unable to obtain approval for our lead product candidates and effectively commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.*
Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced product candidates, including ALLO-501A and ALLO-715. Because UCART19, ALLO-501, ALLO-501A and ALLO-715 are among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidate, or the failure of other allogeneic T cell therapies, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies, particularly if high or uncontrolled rates of GvHD are observed. If significant GvHD events are observed with the administration of our product candidates, or if any of the product candidates is viewed as less safe or effective than autologous therapies, our ability to develop other allogeneic therapies may be significantly harmed.

We are also dependent on Servier to conduct the UCART19 trials in a timely and appropriate manner. Due to the COVID-19 pandemic, the CALM and PALL trials have been suspended by Servier and we do not know when the trials will be resumed, if at all, or whether Servier will undertake any other previously planned clinical development work for UCART19.

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
Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.*
Undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T therapies and those under development have shown frequent rates of CRS and neurotoxicity, and adverse events have resulted in the death of patients. We expect similar adverse events for allogeneic CAR T product candidates. Our allogeneic CAR T cell product candidates undergo gene engineering by using lentivirus and TALEN nucleases that can cause insertion, deletion, or chromosomal translocation. These changes can cause allogeneic CAR T cells to proliferate uncontrollably and may cause adverse events. Our allogeneic CAR T cell product candidates may also cause unique adverse events related to the differences between the donor and patients, such as GvHD or infusion reactions.
In addition, we utilize a lymphodepletion regimen, which generally includes fludarabine, cyclophosphamide and ALLO-647, that may cause serious adverse events. For instance, because the regimen will cause a transient and sometimes prolonged immune suppression, patients will have an increased risk of infection, such as to COVID-19, that may be unable to be cleared by the patient and ultimately lead to death. We are also exploring various dosing strategies of ALLO-647 in our clinical trials, and higher doses of ALLO-647 may increase the risk of adverse events.
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
As an anti-CD19 CAR T cell therapy, we expect ALLO-501 and ALLO-501A to cause similar toxicities as UCART19. Other of our allogeneic CAR T product candidates may also cause similar or worse toxicities. For instance, because ALLO-715 may require a higher dose than UCART19 and could be used in a more elderly patient population, it is possible that the risk of GvHD or other adverse events for ALLO-715 could be greater than UCART19. As we treat more patients with our product candidates in our clinical trials, new less common side effects may also emerge.
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
Our clinical trials may fail to demonstrate the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.*
Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, including in any post-approval studies.
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
We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.*
We plan to submit INDs for additional product candidates in the future, including an IND for ALLO-316 by year-end 2020 and an IND for ALLO-605 in 2021. We also recently submitted an IND amendment to initiate a combination trial of ALLO-715 and the SpringWorks’ compound, nirogacestat. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

In addition, we intend to prepare and submit a standalone cross-reference IND for ALLO-647, which is being used as part of lymphodepletion in all our clinical trials. We also plan to update the IND as we finalize pivotal manufacturing of ALLO-647 at one of our CMOs. It is possible that the FDA could place our ongoing clinical trials on hold or delay our planned clinical trials after review of our IND for ALLO-647 or mandate that we change our trial protocols, which could delay development and significantly affect our business.
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
•transfer of manufacturing processes to any new CMO or our own manufacturing facilities or any other development or commercialization partner for the manufacture of product candidates;
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
The COVID-19 pandemic may also increase the risk of certain of the events described above and delay our development timelines. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
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
If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The COVID-19 pandemic, including the travel and business restrictions imposed by government authorities in response to the pandemic, have resulted in, and may continue to cause, reduced enrollment and may also create challenges to related clinical trial activities. In addition, the enrollment of patients depends on many factors, including:
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

In addition, prior treatment with rituximab may interfere with ALLO-501 as ALLO-501 contains rituximab recognition domains. Since rituximab is a typical part of a treatment regimen for a patient with NHL, patient eligibility for the ALLO-501 trial may be limited. Patients may also undergo plasmapheresis to remove rituximab prior to infusion of ALLO-501, which may cause separate adverse effects. We have removed the rituximab recognition domains in the second generation of ALLO-501, known as ALLO-501A, which we believe will potentially facilitate treatment of patients who were recently treated with rituximab. However, ALLO-501A may not behave as expected and may be challenging to develop or manufacture.
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
Our projections of both the number of patients who have the cancers we are targeting, as well as the subset of patients with these cancers in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect ALLO-501A to initially target a small patient population that suffers from R/R NHL. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.
If we fail to develop additional product candidates, our commercial opportunity will be limited.
One of our core strategies is to pursue clinical development of additional product candidates beyond UCART19, ALLO-501A and ALLO-715, including ALLO-316 and ALLO-605. Developing, obtaining regulatory approval and commercializing additional CAR T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.
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
Our development strategy relies on incorporating an anti-CD52 monoclonal antibody as part of the lymphodepletion preconditioning regimen prior to infusing allogeneic CAR T cell product candidates.*
We utilize an anti-CD52 monoclonal antibody as part of a lymphodepletion regimen to be infused prior to infusing our product candidates. While we believe an anti-CD52 antibody may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which such engineered allogeneic T cells can actively target and destroy cancer cells, the antibody may not have the benefits that we anticipate and could have adverse effects. For instance, our lymphodepletion regimen, including using an anti-CD52 antibody, will cause a transient and sometimes prolonged immune suppression that is associated with an increased risk of infection, such as to COVID-19, that may be unable to be cleared by the patient and ultimately lead to death.

In the CALM and PALL trials, a commercially available monoclonal antibody, alemtuzumab, that binds CD52 was used. Alemtuzumab is known to have risk of causing certain adverse events. The EMA recently completed a pharmacovigilance review of alemtuzumab in the context of the treatment of multiple sclerosis following reports of immune-mediated conditions and problems affecting the heart and blood vessels, including fatal cases. The EMA has recommended that alemtuzumab should not be used in patients with certain heart, circulation or bleeding disorders or in patients who have autoimmune disorders other than multiple sclerosis. The EMA also recommended that alemtuzumab only be given in a hospital with ready access to intensive care facilities and specialists who can manage serious adverse reactions. Based on the recommendations, we have added relevant new safety information to certain of our clinical trial documentation, including informed consent forms. Our product candidates will also continue to be administered at specialized centers, which are experienced at managing patients with advanced malignancies as well as toxicities associated with immunomodulatory therapies. We will continue to monitor any new safety information that will be reported or added to the product labels of alemtuzumab. If the EMA or other regulatory agencies further limit the use of alemtuzumab or anti-CD52 antibodies, our clinical program would be adversely affected.
To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647. We are using ALLO-647 in our clinical trial of ALLO-501 and ALLO-715, and plan to use ALLO-647 in our clinical trial of ALLO-501A. ALLO-647 may also cause adverse events, including but not limited to those events that alemtuzumab may cause. In addition, we are exploring various dosing strategies of ALLO-647 in our clinical trials, and higher doses of ALLO-647 may increase the risk of adverse events.
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
In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. The facility requires substantial improvements and there can be no assurance that we will complete the build-out of our manufacturing facility in a timely manner or at all. Construction of our manufacturing facility was interrupted for a period of time by the COVID-19 pandemic. While we have re-commenced construction and continue to expect to initiate manufacturing under current good manufacturing practices (cGMP) in 2021, any further delays to our construction by COVID-19 or other events will delay our manufacturing timelines.
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
We, our CMOs or any other of our or their vendors may fail to manage the logistics of storing and shipping our raw materials and product candidates. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could result in the inability to manufacture product, the loss of usable product or prevent or delay the delivery of product candidates to patients.
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
A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.*
We plan to globally develop our product candidates. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from the COVID-19 pandemic or other natural or man-made disasters, including earthquakes, tsunamis, fires or other medical epidemics, or geo-political actions, including war and terrorism.
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
We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*
As of May 1, 2020, we had 215 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage our growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Our ability to build our organization and manage our employees has also been affected by COVID-19, as our staff are working from home, except for a limited number primarily working in our laboratories. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
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
We will need substantial additional financing to develop our products and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.*
We expect to spend a substantial amount of capital in the development and manufacture of our product candidates. We will need substantial additional financing to develop our products and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our products and initiate and complete registration trials for multiple products. Further, if approved, we will require significant additional amounts in order to launch and commercialize our product candidates.
As of March 31, 2020, we had $553.0 million in cash, cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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

Our internal computer systems and those of our CROs, collaborators, and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, cybersecurity threats, and telecommunication and electrical failures. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. In addition, our increased reliance on personnel working from home could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business.
Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.*
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, statutory, regulatory and policy changes, and business disruptions, such as those caused by the COVID-19 pandemic. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
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
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*
In addition to the business disruptions caused by the COVID-19 pandemic described above, our operations, and those of our CMOs, CROs and other contractors and consultants, could be subject to other disruptions, including those caused by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*
The global credit and financial markets have experienced extreme volatility and disruptions in the past, most recently as a result of the COVID-19 pandemic. These disruptions can result in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds would also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*

Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. As a result of our private placements, IPO and other transactions that have occurred in 2018, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
Risks Related to Our Reliance on Third Parties
We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.*
We depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical and clinical trials under agreements with us.
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
We rely on third parties to manufacture our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.*
ALLO-501, ALLO-501A, ALLO-715 and ALLO-647 are manufactured in the United States by our CMOs, and we manage all other aspects of the supply, including planning, CMO oversight, disposition and distribution logistics. Servier has been responsible for UCART19 manufacturing, and has experienced UCART19 supply issues that limited its ability to recruit new patients in the past. There can be no assurance that we or Servier will not experience additional supply or manufacturing issues in the future.
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
Our contract manufacturers would also be subject to the same risks we face in developing our own manufacturing capabilities, as described above. For instance, our CMOs may be required to shutdown in response to the spread of COVID-19. In addition, our CMOs have certain responsibilities for storage of raw materials, and the damage or loss of such raw materials could materially impact our ability to manufacture and supply our product candidates. Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue. In addition, we will rely on third parties to perform release tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm.
We rely on donors of T cells to manufacture our product candidates, and if we do not obtain an adequate supply of T cells from qualified donors, development of those product candidates may be adversely impacted.*
Unlike autologous CAR T companies, we are reliant on receiving healthy donor material to manufacture our product candidates. Healthy donor T cells vary in type and quality, and this variation makes producing standardized product candidates more difficult and makes the development and commercialization pathway of those product candidates more uncertain. We have developed a screening process designed to enhance the quality and consistency of T cells used in the manufacture of our CAR T cell product candidates, but our screening process may fail to identify suitable donor material and we may discover failures with the material after production. We may also have to update our specifications for new risks that may emerge, such as to screen for new viruses.
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
In addition, vendors have been unable to secure donor material during the COVID-19 pandemic due to government restrictions on business activity and travel. While we have donor material on hand, if the COVID-19 pandemic continues and our vendors are unable to secure donor material, we may no longer have sufficient donor material to manufacture our product candidates.
Cell-based therapies rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.*
Our product candidates require many specialty raw materials, including viral vectors that deliver the CAR sequence and electroporation technology, some of which are manufactured by small companies with limited resources and experience to support a commercial product, and the suppliers may not be able to deliver raw materials to our specifications. We do not have contracts with many of the suppliers, and we may not be able to contract with them on acceptable terms, or at all. Many suppliers have curtailed their operations during the COVID-19 pandemic and our ability to source raw materials has been impacted. Accordingly, we may experience delays in receiving, or fail to secure entirely, key raw materials to support clinical or commercial manufacturing. Certain raw materials also require third-party testing, and some of the testing service companies may not have capacity or be able to conduct the testing that we request.
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
The regulatory landscape that will govern our product candidates is uncertain; regulations relating to more established gene therapy and cell therapy products are still developing, and changes in regulatory requirements could result in delays or discontinuation of development of our product candidates or unexpected costs in obtaining regulatory approval.*
Because we are developing novel CAR T cell immunotherapy product candidates that are unique biological entities, the regulatory requirements that we will be subject to are not entirely clear. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. For example, regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies (OTAT), formerly known as the Office of Cellular, Tissue and Gene Therapies (OCTGT), within its Center for Biologics Evaluation and Research (CBER) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. Conversely, the FDA can place an IND application on clinical hold even if such other entities have provided a favorable review. Furthermore, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which a clinical trial will be conducted. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.
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
The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our CAR T cell product candidates.*
If and when our ongoing and planned Phase 1 clinical trials are completed and, assuming positive data, we expect to advance to potential registrational trials. The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect registrational trials for ALLO-501A and ALLO-715 to be designed to evaluate the efficacy of the product candidate in an open-label, non-comparative, two-stage, pivotal, multicenter, single-arm clinical trial in patients who have exhausted available treatment options. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA. For example, the FDA may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.
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
We may be unable to obtain regulatory approval for ALLO-647 in a timely manner or at all, which could delay any approval or commercialization of our allogeneic T cell product candidates.*

As we are concurrently developing ALLO-647 to be used as part of the lymphodepletion regimen for our CAR T cell product candidates, mapping a path for dual approval of ALLO-647 and any of our CAR T cell product candidates and coordinating concurrent review with different divisions of the FDA create additional regulatory uncertainty for us and may delay the development of our product candidates. For instance, the FDA could place our ongoing clinical trials on hold or delay our planned clinical trials after review of our planned IND for ALLO-647 or mandate that we change our trial protocols, which could delay development and significantly affect our business.

In addition, we cannot be certain we will be able to successfully obtain regulatory approval of ALLO-647 in a timely manner or at all. Regulatory authorities will likely require we demonstrate safety and contribution towards lymphodepletion, thereby enabling CAR T cell expansion which impacts efficacy of CAR T cell product candidates. Additionally, regulatory authorities may seek to understand the contribution of the lymphodepletion regimen, including the use of an anti-CD52 antibody, to any treatment effect. If we are unable to meet any of the requirements of the regulatory authorities, we may be required to conduct additional clinical studies. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic T cell product candidates.
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
The advancement of healthcare reform may negatively impact our ability to sell our product candidates, if approved, profitably.*
Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably. In particular, in 2010 the Affordable Care Act was enacted. The Affordable Care Act and its implementing regulations, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our product candidates, under the Medicaid drug rebate program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid drug rebate program, extended the Medicaid drug rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Additionally, the Affordable Care Act allowed states to implement expanded eligibility criteria for Medicaid programs, imposed a new Medicare Part D coverage gap discount program, expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program and implemented a new Patient-Centered Outcomes Research Institute. We are still unsure of the full impact that the Affordable Care Act will have on our business.

There remain legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, the U.S. President has signed Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance, commonly known as the “individual mandate”, as part of the Tax Act. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018 (BBA), among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.
Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2030, unless additional Congressional action is taken. The CARES Act, which is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. President’s administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the U.S. President's administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the current U.S. President’s administration previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We cannot predict the initiatives that may be adopted in the future. It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that Qualified Health Plan (QHP) issuers under the Affordable Care Act may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus. Additionally, the continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
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
•significant business disruptions caused by natural or man-made disasters, such as the COVID-19 pandemic;
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
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank money market accounts. Through March 31, 2020, we have used $39.2 million of the net proceeds from our IPO. We are investing these funds in some combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our IPO to fund our clinical development plans and the build-out of our manufacturing facility in Newark, California. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.
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

10.1	Employment Letter of Agreement, dated April 30, 2018, by and between the Registrant and Veer Bhavnagri.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2020	By:	/s/ David Chang
David Chang, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2020	By:	/s/ Eric Schmidt
Eric Schmidt, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)