Form 10-Q
period 2020-06-30
Allogene Therapeutics, Inc.
filed 2020-08-05
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 3, 2020, the registrant had 139,291,518 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets		(1)
Current assets:
Cash and cash equivalents	$280,379	$175,126
Short-term investments	619,271	355,407
Prepaid expenses and other current assets	9,927	14,043
Total current assets	909,577	544,576
Long-term investments	210,794	58,322
Operating lease right-of-use asset	42,432	44,495
Property and equipment, net	84,605	56,449
Intangible assets, net	—	151
Restricted cash	4,299	4,299
Other long-term assets	2,160	4,618
Equity method investment	4,677	4,892
Total assets	$1,258,544	$717,802
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,057	$9,250
Accrued and other current liabilities	31,838	23,829
Total current liabilities	40,895	33,079
Lease liability, noncurrent	51,067	51,349
Other long-term liabilities	3,163	4,351
Total liabilities	95,125	88,779
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019; no shares were issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 139,233,450 and 124,267,358 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	139	124
Additional paid-in capital	1,673,026	1,023,876
Accumulated deficit	(511,576)	(396,122)
Accumulated other comprehensive income	1,830	1,145
Total stockholders’ equity	1,163,419	629,023
Total liabilities and stockholders’ equity	$1,258,544	$717,802
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)The balance sheet as of December 31, 2019 is derived from the audited financial statements as of that date.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$47,296	$31,774	$89,337	$55,177
General and administrative	15,862	14,187	31,502	27,245
Total operating expenses	63,158	45,961	120,839	82,422
Loss from operations	(63,158)	(45,961)	(120,839)	(82,422)
Other income (expense), net:
Interest and other income, net	2,340	4,559	5,600	9,384
Other expenses	(156)	—	(215)	—
Total other income (expense), net	2,184	4,559	5,385	9,384
Loss before income taxes	(60,974)	(41,402)	(115,454)	(73,038)
Benefit from income taxes	—	159	—	209
Net loss	(60,974)	(41,243)	(115,454)	(72,829)
Other comprehensive income:
Net unrealized gain on available-for-sale investments	220	756	685	1,855
Net comprehensive loss	$(60,754)	$(40,487)	$(114,769)	$(70,974)
Net loss per share, basic and diluted	$(0.53)	$(0.41)	$(1.03)	$(0.74)
Weighted-average number of shares used in computing net loss per share, basic and diluted	115,377,210	99,846,946	112,163,123	98,588,410
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - March 31, 2020	125,262,537	$125	$1,055,386	$(450,602)	$1,610	$606,519
Issuance of common stock upon exercise of stock options and vesting of RSUs	513,466	1	4,475	—	—	4,476
Vesting of early exercised common stock	—	—	710	—	—	710
Stock-based compensation	—	—	16,770	—	—	16,770
Issuance of common stock from public offering, net of commissions and offering costs of $36.8 million	13,457,447	13	595,685	—	—	595,698
Net loss	—	—	—	(60,974)	—	(60,974)
Net unrealized gain on available-for-sale investments	—	—	—	—	220	220
Balance - June 30, 2020	139,233,450	$139	$1,673,026	$(511,576)	$1,830	$1,163,419

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2019	124,267,358	$124	$1,023,876	$(396,122)	$1,145	$629,023
Issuance of common stock upon exercise of stock options and vesting of RSUs	853,241	1	4,779	—	—	4,780
Vesting of early exercised common stock	—	—	1,419	—	—	1,419
Stock-based compensation	—	—	30,985	—	—	30,985
Employee stock purchase plan	84,565	—	1,438	—	—	1,438
Issuance of common stock from public ATM offering, net of commissions and offering costs of $0.3 million	570,839	1	14,844	—	—	14,845
Issuance of common stock from public offering, net of commissions and offering costs of $36.8 million	13,457,447	13	595,685	—	—	595,698
Net loss	—	—	—	(115,454)	—	(115,454)
Net unrealized gain on available-for-sale investments	—	—	—	—	685	685
Balance - June 30, 2020	139,233,450	$139	$1,673,026	$(511,576)	$1,830	$1,163,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - March 31, 2019	121,527,320	$121	$922,816	$(243,114)	$1,405	$681,228
Issuance of common stock upon exercise of stock	103,958	1	236	—	—	237
Vesting of early exercised common stock	—	—	3,170	—	—	3,170
Stock-based compensation	—	—	11,487	—	—	11,487
Net loss	—	—	—	(41,243)	—	(41,243)
Net unrealized gain on available-for-sale investments	—	—	—	—	756	756
Balance - June 30, 2019	121,631,278	$122	$937,709	$(284,357)	$2,161	$655,635

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2018	121,482,671	$121	$914,265	$(211,528)	$306	$703,164
Issuance of common stock upon exercise of stock	103,958	1	236	—	—	237
Vesting of early exercised common stock	—	—	3,170	—	—	3,170
Stock-based compensation	—	—	19,354	—	—	19,354
Employee stock purchase plan	44,649	—	684	—	—	684
Net loss	—	—	—	(72,829)	—	(72,829)
Net unrealized gain on available-for-sale investments	—	—	—	—	1,855	1,855
Balance - June 30, 2019	121,631,278	$122	$937,709	$(284,357)	$2,161	$655,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(115,454)	$(72,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	30,985	19,354
Amortization of other intangible assets acquired	151	301
Depreciation and amortization	3,781	1,543
Net amortization/accretion on investment securities	20	(2,285)
Non-cash rent expense	1,060	1,548
Benefit from income taxes	—	(209)
Share of losses from equity method investments	215	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,116	(521)
Other long-term assets	2,458	(1,993)
Accounts payable	(503)	1,332
Accrued and other current liabilities	6,829	(107)
Other long-term liabilities	(1,188)	(1,282)
Net cash used in operating activities	(67,530)	(55,148)
Cash flows from investing activities:
Purchases of property and equipment	(28,307)	(18,279)
Proceeds from sales of investments	4,877	—
Proceeds from maturities of investments	221,633	197,415
Purchase of investments	(642,181)	(101,756)
Net cash (used in) provided by investing activities	(443,978)	77,380
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	14,845	—
Proceeds from issuance of common stock from public offering, net of commissions and issuance costs	595,698	—
Proceeds from issuance of common stock upon exercise of stock options	4,780	236
Proceeds from issuance of common stock under the employee stock purchase plan	1,438	684
Net cash provided by financing activities	616,761	920
Net change in cash, cash equivalents and restricted cash	105,253	23,152
Cash, cash equivalents and restricted cash — beginning of period	179,425	93,731
Cash, cash equivalents and restricted cash — end of period	$284,678	$116,883
Non-cash investing activities:
Property and equipment purchases in accounts payable and accrued liabilities	$8,298	$13,667
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$2,816	$1,156
Cash received for amounts related to tenant improvement allowances	$1,617	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
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
In June 2020, the Company sold 13,457,447 shares of its common stock, which included 1,755,319 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $47.00 per share, which resulted in gross proceeds of approximately $632.5 million. Net proceeds to the Company after deducting the underwriting discounts and commissions and other expenses were approximately $595.7 million.
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents and investments of $1.1 billion as of June 30, 2020. Since inception through June 30, 2020, the Company has incurred cumulative net losses of $511.6 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
The Company intends to raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company expects that its cash and cash equivalents and investments will be sufficient to fund its operations for a period of at least one year from the date the accompanying unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (SEC).
In March 2020, the World Health Organization declared the global novel coronavirus disease (COVID-19) outbreak a pandemic. The Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition and operations, including ongoing and planned clinical trials. The impact of the COVID-19 pandemic on the financial performance of the Company will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.
2.         Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included. In June 2020, the Company formed a wholly-owned Netherlands-based subsidiary, Allogene Therapeutics, B.V., to help prepare for and assist with the Company's activities in Europe. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated during consolidation.
The condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of stockholders’ equity as of June 30, 2020 and 2019, the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2020.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include but are not limited to the fair value of stock options, income tax uncertainties, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2020, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report, with the exception of the recently adopted accounting pronouncements in the section below.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. The standard requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted beginning the first quarter of 2019. The Company’s financial instruments that are in the scope of ASU 2016-13 include, but are not limited to, other receivables and available-for-sale debt securities. The Company adopted this standard on January 1, 2020 and applied the modified retrospective approach. Adoption of the new guidance had no significant impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and other – Internal-Use Software (Subtopic 350-40), which amended its guidance for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard on January 1, 2020, on a prospective basis for applicable implementation costs. Adoption of the new guidance had no significant impact on the Company’s consolidated financial statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, Topic 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The Company adopted this standard on January 1, 2020. Adoption of the new guidance had no significant impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance will be effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company early adopted this standard as of January 1, 2020 on a prospective basis in accordance with ASC 250, Accounting Changes and Error Corrections. The adoption resulted in the Company no longer needing to determine the tax effect from unrealized gains on available for sale securities, which previously had been disclosed in the condensed consolidated statement of operations as a benefit from income taxes. The impact of the adoption in the three and six months ended June 30, 2020 is that the benefit from income taxes in the condensed consolidated statement of operations and comprehensive loss is zero for both periods compared to recognition of a $0.2 million and $0.2 million tax benefit for the three and six months ended June 30, 2019, respectively.
Recent Accounting Pronouncements Not Yet Adopted
In January 2020, the FASB issued Accounting Standard Update No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), which clarifies the interactions between topics 321 and 323 in applying or discontinuing the equity method of accounting for investments. This guidance will be effective for the Company in the first quarter of 2021, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.
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
There were no Level 3 assets or liabilities as of June 30, 2020 and as of December 31, 2019.
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2020 and as of December 31, 2019 are presented in the following tables:

	June 30, 2020
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds (1)	$256,773	$—	$—	$256,773
Commercial paper	—	79,910	—	79,910
Corporate bonds	—	292,055	—	292,055
U.S. treasury securities	423,486	—	—	423,486
U.S. agency securities	—	34,614	—	34,614
Total financial assets	$680,259	$406,579	$—	$1,086,838

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds (1)	$122,900	$—	$—	$122,900
Corporate bonds	—	205,011	—	205,011
U.S. treasury securities	181,894	—	—	181,894
U.S. agency securities	—	25,824	—	25,824
Certificates of deposit	—	1,000	—	1,000
Total financial assets	$304,794	$231,835	$—	$536,629
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets

4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of June 30, 2020 and as of December 31, 2019 are presented in the following tables:

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$256,773	$—	$—	$256,773
Commercial paper	79,822	90	(2)	79,910
Corporate bonds	290,898	1,205	(48)	292,055
U.S. treasury securities	422,592	907	(13)	423,486
U.S. agency securities	34,479	137	(2)	34,614
Total cash equivalents and investments	$1,084,564	$2,339	$(65)	$1,086,838

Classified as:
Cash equivalents				$256,773
Short-term investments				619,271
Long-term investments				210,794
Total cash equivalents and investments				$1,086,838

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$122,900	$—	$—	$122,900
Corporate bonds	204,144	871	(4)	205,011
U.S. treasury securities	181,340	557	(3)	181,894
U.S. agency securities	25,658	167	(1)	25,824
Certificates of deposit	1,000	—	—	1,000
Total cash equivalents and investments	$535,042	$1,595	$(8)	$536,629

Classified as:
Cash equivalents				$122,900
Short-term investments				355,407
Long-term investments				58,322
Total cash equivalents and investments				$536,629
As of June 30, 2020, the remaining contractual maturities of available-for-sale securities were less than 3 years. There have been no significant realized losses on available-for-sale securities for the periods presented. As of June 30, 2020, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors. To date, the Company has not recorded any impairment charges on marketable securities.
5.         Balance Sheets Components
Property and Equipment
Property and Equipment consist of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Construction in progress	$36,963	$12,390
Leasehold improvements	31,519	29,924
Laboratory equipment	18,813	13,117
Computers equipment and purchased software	3,783	3,726
Furniture and fixtures	2,780	2,764
Total	93,858	61,921
Less: accumulated depreciation	(9,253)	(5,472)
Total property and equipment, net	$84,605	$56,449

6.         License Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0

million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three months ended June 30, 2020 and 2019 respectively.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses. For the three and six months ended June 30, 2020 and 2019, zero costs were incurred related to the achievement of a clinical development milestone under this agreement. For the three and six months ended June 30, 2020 and 2019, zero costs were incurred associated with research services performed by Cellectis under this agreement.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42.0 million and €70.5 million ($79.1 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.
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
For the three and six months ended June 30, 2020, the Company recorded $0.9 million and $1.9 million, respectively, of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. For the three and six months ended June 30, 2019, the Company recorded $2.4 million and $3.1 million, respectively, of costs as research and development expenses. As of June 30, 2020, amounts due from Servier of $0.8 million were recorded in other current assets in the accompanying condensed consolidated balance sheets. As of December 31, 2019, amounts due to Servier of $2.2 million were recorded in accrued and other current liabilities in the accompanying condensed consolidated balance sheets.
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
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. The Company recognized a research and development expense of $10 million during the year ended December 31, 2019 as the license had no foreseeable alternative future use. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, David Chang, M.D., Ph.D., the Company's President, Chief Executive Officer and Board member, was appointed to Notch’s Board of Directors.
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
The Company has determined that Notch continues to be a variable interest entity as of June 30, 2020. The Company does not have the power to direct the activities which most significantly affect Notch's economic performance. Accordingly, for the three and six months ended June 30, 2020, the Company did not consolidate Notch because the Company determined that it was not the primary beneficiary.
For the three and six months ended June 30, 2020, the Company recorded $0.4 million and $0.7 million, respectively, in collaboration costs as research and development expenses.
7.         Commitments and Contingencies
Leases
In August 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term is 127 months beginning August 2018 through February 2029 with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has made certain tenant improvements, including the addition of laboratory space, and has received $5.0 million of tenant improvement allowances up to June 30, 2020. The rent payments began on March 1, 2019 after an abatement period.
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
In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease has a term of 188 months and is expected to commence in October 2020. Upon certain conditions, the Company has two ten-year options to extend the lease which are not reasonably assured of exercise. Rent payments are expected to begin in early 2021 after an abatement period. The Company is entitled to a tenant improvement allowance of $2.9 million for costs related to the design and construction of certain Company improvements.
The Company maintained letters of credit for the benefit of landlords in the amount of $4.3 million which is disclosed as restricted cash as of June 30, 2020 and December 31, 2019, respectively.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating lease liabilities
Current portion included in accrued and other current liabilities	$2,395	$1,679
Long-term portion of lease liabilities	51,067	51,349
Total operating lease liabilities	$53,462	$53,028
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$1,868	$1,354	$3,736	$2,705
Variable lease cost	399	263	608	401
Total lease costs	$2,267	$1,617	$4,344	$3,106
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2020 was $2.8 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.
The undiscounted future lease payments under the lease agreements as of June 30, 2020 were as follows (in thousands):

Year ending December 31:
2020 (remaining 6 months)	$2,846
2021	6,813
2022	7,927
2023	8,178
2024	8,440
2025 and thereafter	56,294
Total undiscounted lease payments	90,498
Less: Present value adjustment	(34,311)
Less: Tenant improvement allowance	(2,725)
Total	$53,462
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 8.35%. As of June 30, 2020, the weighted average remaining lease term for our operating leases is 10.4 years.
Other Commitments
The Company has entered into certain license agreements for intellectual property which is used as part of our development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of June 30, 2020.
The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of June 30, 2020, the Company had non-cancellable purchase commitments of $5.6 million.
8.         Equity Method Investment
In conjunction with the execution of the Notch Agreement (see Note 6), the Company also entered into a Share Purchase Agreement with the Company acquiring shares of Notch’s Series Seed convertible preferred stock for a total investment cost of $5.1 million which includes transaction costs of $0.1 million, resulting in a 25% ownership interest in Notch.
The Company’s total equity investment in Notch as of June 30, 2020 and December 31, 2019 was $4.7 million and $4.9 million, respectively, and the Company accounted for the investment using the equity method of accounting. During the three and six months ended June 30, 2020, the Company recognized its share of Notch's net loss under the other expenses caption within the condensed consolidated statements of operations. The Company's share of Notch's net loss was $0.1 million and $0.2 million for the three and six months ended June 30, 2020.

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
As of June 30, 2020, there were 12,562,263 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2019	9,190,522	$14.51	8.82	$110,490
Granted	2,896,287	20.01
Exercised	(498,406)	9.89
Forfeited	(536,964)	11.97
Balance, June 30, 2020	11,051,439	$16.28	8.59	$293,934
Exercisable, June 30, 2020	6,474,921	$14.24	8.45	$184,688
Vested and expected to vest, June 30, 2020	11,051,439	$16.28	8.59	$293,934
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on June 30, 2020. For the six months ended June 30, 2020, the estimated weighted-average grant-date fair value of employee options granted was $20.01 per share. As of June 30, 2020, there was $91.8 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2 years, 336 days.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2020	2019
Expected term in years	5.31 - 6.09	5.99 - 6.25
Expected volatility	71.42% - 72.14%	74.84%
Expected risk-free interest rate	0.38% - 1.65%	2.45% - 2.62%
Expected dividend	0%	0%
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
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2019	1,941,155	$27.45	1.98	$50,431
Granted	1,042,799	21.71	2.19
Vested	(383,730)	27.28
Forfeited	(108,515)	24.93
Unvested June 30, 2020	2,491,709	$25.18	2.03	$106,695
Vested and expected to vest, June 30, 2020	2,491,709	$25.18	2.03	$106,695
As of June 30, 2020, there was $55.1 million of unrecognized stock-based compensation related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3 years, 55 days.
Total stock-based compensation related to stock options, restricted stock units, employee stock purchase plan and vesting of the founders’ common stock was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$7,979	$4,747	$14,636	$7,478
General and administrative	8,791	6,740	16,349	11,876
Total stock-based compensation	$16,770	$11,487	$30,985	$19,354
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s board of directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities for the current portion, and other long-term liabilities for the non-current portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. As of June 30, 2020 and December 31, 2019 there was $2.8 million and $2.8 million recorded in accrued and other liabilities and $2.5 million and $3.9 million recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the condensed consolidated financial statements since the exercise date but the shares which are subject to future vesting conditions are not included in the calculation of earnings per share.

10.         Related Party Transactions
As of June 30, 2020, Pfizer held 22,032,040 shares of Common Stock and had appointed one member to the Company’s board of directors.
In April 2018, the Company and Pfizer entered into a transition services agreement (the Pfizer TSA) for Pfizer to provide professional services to the Company related to research and development, project management, and other administrative functions. In September 2019, the Company and Pfizer terminated the Pfizer TSA. For the three and six months ended June 30, 2020, the costs incurred under the Pfizer TSA were zero. For the three and six months ended June 30, 2019, the costs incurred under the Pfizer TSA were $1.8 million and $4.2 million, respectively.
The Company also purchased certain lab supplies from Pfizer in connection with its research and development activities. For the three and six months ended June 30, 2020, the total lab supplies and services purchased from Pfizer were zero. For the three and six months ended June 30, 2019, the total lab supplies and services purchased from Pfizer were $0.4 million and $1.0 million, respectively.
As of June 30, 2020 and December 31, 2019, the Company had an amount payable to Pfizer of zero and $1.7 million, respectively, which was recorded in the accrued and other current liabilities on the accompanying condensed consolidated balance sheets.
Sublease Agreement
In December 2018, the Company entered into a sublease with Bellco Capital LLC (Bellco) for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco Capital Advisors Inc. The total right of use asset and associated liability recorded related to this related party lease was $0.1 million at June 30, 2020 and $0.1 million and $0.2 million, respectively, at December 31, 2019.
In February 2019, the Company subleased 2,180 square feet of its office space in New York, New York, to ByHeart, Inc. (ByHeart), formerly known as Second Science, Inc. ByHeart is a development-stage infant formula company. Certain of the Company’s board members and executive officers have beneficial ownership in ByHeart and two serve on the board of directors of ByHeart. In September 2019, the Company entered into an amendment to the sublease agreement and increased the subleased space to 2,907 square feet. Sublease income for the three and six months ended June 30, 2020 were $0.1 million and $0.2 million, respectively, and was recognized as other income. Sublease income for the three and six months ended June 30, 2019 was $0.1 million and $0.1 million, respectively.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chairman of the board of directors, and a director of the Company to provide various managerial, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively.
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $33,333 per month in arrears commencing January 2019 and $37,500 per month in arrears commencing January 2020. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The cost incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively.
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
12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	June 30,
	2020	2019
Stock options to purchase common stock	11,051,439	9,287,848
Restricted stock units subject to vesting	2,491,709	1,433,582
Expected shares to be purchased under Employee Stock Purchase Plan	207,129	176,722
Founder's shares of common stock subject to future vesting	10,600,961	16,658,645
Early exercised stock options subject to future vesting	2,364,712	3,619,869
Total	26,715,950	31,176,666

13.         Subsequent Events
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement with Onyx Development Group LLC (Onyx) for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and is expected to commence in the first quarter of 2021. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company will maintain a letter of credit for the benefit of Onyx in the amount of $4.3 million and increased the letter of credit for the benefit of the landlord of the Newark manufacturing facility by $0.9 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (Annual Report), which was filed with the Securities and Exchange Commission (SEC) on February 27, 2020. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Allogene,” “we,” “us” and “our” refer to Allogene Therapeutics, Inc., and references to “Servier” collectively refer to Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS.
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
We have a deep pipeline of allogeneic chimeric antigen receptor (CAR) T cell product candidates targeting multiple promising antigens in a host of hematological malignancies and solid tumors. In collaboration with Servier, we are developing UCART19, ALLO-501 and ALLO-501A, CAR T cell product candidates targeting CD19. UCART19, ALLO-501 and ALLO-501A use Cellectis technologies. Servier grants to us exclusive rights to UCART19, ALLO-501 and ALLO-501A in the United States while Servier retains exclusive rights for all other countries. Servier is sponsoring two Phase 1 clinical trials of UCART19 in patients with relapsed/refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL), one for adult patients (the CALM trial) and one for pediatric patients (the PALL trial).
We are sponsoring a Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with R/R non-Hodgkin lymphoma (NHL). We reported initial data from the ALPHA trial at the American Society of Clinical Oncology annual meeting on May 29, 2020. We plan to continue the ALPHA trial to further explore and optimize the lymphodepletion regimen and treatment. We are also progressing the development of the second-generation version of ALLO-501, known as ALLO-501A. We have removed rituximab recognition domains in ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL. We initiated a Phase 1/2 clinical trial for ALLO-501A (the ALPHA2 trial) in the second quarter of 2020 and plan to progress to the Phase 2 portion of the trial in 2021.
We initiated a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715, an allogeneic CAR T cell product candidate targeting B-cell maturation antigen (BCMA), in adult patients with R/R multiple myeloma in the third quarter of 2019. We expect to report initial data from the UNIVERSAL trial in the fourth quarter of 2020. In addition, in January 2020, we entered into a clinical trial collaboration agreement with SpringWorks Therapeutics, Inc. (SpringWorks) to evaluate ALLO-715 in combination with SpringWorks’ investigational gamma secretase inhibitor, nirogacestat, in patients with R/R multiple myeloma. We plan to file an investigational new drug application in the second half of 2020 to initiate this combination trial.
Due to the exceptional circumstances related to the COVID-19 pandemic, Servier halted recruitment in the CALM and PALL clinical trials in the first quarter of 2020. Servier resumed recruitment in the CALM and PALL clinical trials in the second quarter of 2020 in an effort to complete previously planned cohorts and recently completed enrollment in the CALM clinical trial. We are continuing to enroll patients in the ALPHA trial, ALPHA2 trial and UNIVERSAL trial, however, enrollment of new patients in all three trials and the ability to conduct patient follow-up is being adversely impacted by the COVID-19 pandemic. We have also limited the number of staff working onsite at our headquarters. Construction of our manufacturing facility in Newark, California, was interrupted for a period of time and may in the future be interrupted due to the COVID-19 pandemic. The exact timing of delays and overall impact of the COVID-19 pandemic to our business, preclinical studies and clinical trials is currently unknown, and we are monitoring the pandemic as it continues to rapidly evolve.
Since inception, we have had significant operating losses. Our net losses were $61.0 million and $115.5 million for the three and six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $511.6 million. As of June 30, 2020, we had $1.1 billion in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

Our Research and Development and License Agreements
Asset Contribution Agreement with Pfizer
In April 2018, we entered into an Asset Contribution Agreement (Pfizer Agreement) with Pfizer pursuant to which we acquired certain assets and assumed certain liabilities from Pfizer, including agreements with Cellectis and Servier as described below, and other intellectual property for the development and administration of CAR T cells for the treatment of cancer. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Pfizer Agreement.
Research Collaboration and License Agreement with Cellectis
In June 2014, Pfizer entered into a Research Collaboration and License Agreement (the Original Cellectis Agreement) with Cellectis S.A. (Cellectis). In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement.
On March 8, 2019, we entered into a License Agreement (the Cellectis Agreement) with Cellectis.  In connection with the execution of the Cellectis Agreement, on March 8, 2019, we and Cellectis also entered into a letter agreement, pursuant to which we and Cellectis agreed to terminate the Original Cellectis Agreement. The Original Cellectis Agreement included a research collaboration to conduct discovery and pre-clinical development activities to generate CAR T cells directed at targets selected by each party, which was completed in June 2018.
The material rights and obligations of the parties under the Cellectis Agreement are otherwise consistent with the material rights and obligations of the parties under the Original Cellectis Agreement. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Cellectis Agreement.
Exclusive License and Collaboration Agreement with Servier
In October 2015, Pfizer entered into an Exclusive License and Collaboration Agreement (Servier Agreement) with Servier to develop, manufacture and commercialize certain allogeneic anti-CD19 CAR products, including UCART19, in the United States with the option to obtain the rights over additional allogeneic anti-CD19 CAR product candidates and for allogeneic CAR T cell product candidates directed against one additional target. In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. In October 2019, we agreed to waive our rights to the one additional target. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Servier Agreement.
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
The Notch Agreement includes a research collaboration to conduct research and pre-clinical development activities to generate engineered cells directed to our exclusive targets, which will be conducted in accordance with an agreed research plan and budget under the oversight of a joint development committee. In connection with the execution of the Notch Agreement, we made an upfront payment to Notch of $10.0 million. In addition, we made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in us having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Notch Agreement.
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
Research and Development
To date, our research and development expenses have related primarily to discovery efforts and preclinical and clinical development of our product candidates. Research and development expenses for the three and six months ended June 30, 2020 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year relate to costs incurred for the development of our most advanced product candidates and include:
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
We are required to reimburse Servier for 60% of the costs associated with the development of UCART19, including for the CALM and PALL clinical trials. We accrue for costs incurred by monitoring the status of the CALM and PALL clinical trials and the invoices received from Servier. We adjust our accrual as actual costs become known. Servier is required to reimburse us for 40% of the costs associated with the development of ALLO-501 and ALLO-501A. Collaboration expenses and cost reimbursement are recorded on a net basis as a research and development expense in our condensed consolidated statements of operations and comprehensive loss.
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
Interest and Other Income, Net
Interest and other income, net consists of interest earned on our cash equivalents and investments, as well as investment gains and losses recognized during the period.
Other Expense
Other expense consists of non-operating expenses, including our share of equity investments' net losses for the period.
Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following sets forth our results of operations for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$47,296	$31,774	$15,522	49%
General and administrative	15,862	14,187	1,675	12%
Total operating expenses	63,158	45,961	17,197	37%
Loss from operations	(63,158)	(45,961)	(17,197)	37%
Other income (expense), net:
Interest and other income, net	2,340	4,559	(2,219)	(49)%
Other expenses	(156)	—	(156)	—
Total other income (expense), net	2,184	4,559	(2,375)	(52)%
Loss before income taxes	(60,974)	(41,402)	(19,572)	47%
Benefit from income tax	—	159	(159)	(100)%
Net Loss	$(60,974)	$(41,243)	$(19,731)	48%
Research and Development Expenses
Research and development expenses were $47.3 million and $31.8 million for the three months ended June 30, 2020 and 2019, respectively. The increase of $15.5 million was driven primarily by an increase in personnel related costs of $7.3 million, of which $3.2 million was increased stock-based compensation expense, an increase in external costs relating the advancement of our product candidates of $6.9 million, and an increase in building rent and facilities costs of $1.6 million, offset by a decrease in TSA expenses of $0.3 million and a decrease in travel related costs of $0.3 million due to the impact of the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses were $15.9 million and $14.2 million for the three months ended June 30, 2020 and 2019, respectively. The net increase of $1.7 million was primarily due to an increase in personnel related costs of $2.4 million, of which $2.1 million was increased stock-based compensation expense, and a $0.8 million increase in building rent and facilities costs, offset by a decrease of $1.5 million in TSA expenses.
Interest and Other Income, Net
Interest and other income, net was $2.3 million and $4.6 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of $2.2 million was due to lower interest earned on our cash, cash equivalents and investments.
Comparison of the Six Months Ended June 30, 2020 and 2019
The following sets forth our results of operations for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$89,337	$55,177	$34,160	62%
General and administrative	31,502	27,245	4,257	16%
Total operating expenses	120,839	82,422	38,417	47%
Loss from operations	(120,839)	(82,422)	(38,417)	47%
Other income (expense), net:
Interest and other income, net	5,600	9,384	(3,784)	(40)%
Other expenses	(215)	—	(215)	—
Total other income (expense), net	5,385	9,384	(3,999)	(43)%
Loss before income taxes	(115,454)	(73,038)	(42,416)	58%
Benefit from income tax	—	209	(209)	(100)%
Net Loss	$(115,454)	$(72,829)	$(42,625)	59%
Research and Development Expenses
Research and development expenses were $89.3 million and $55.2 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $34.2 million was driven primarily by an increase in personnel related costs of $16.3 million, of which $7.2 million was increased stock-based compensation expense, an increase in external costs relating to the advancement of our product candidates of $15.1 million, and an increase in building rent and facilities costs of $4.2 million, offset by a decrease in TSA costs of $1.2 million and a decrease in travel related costs of $0.5 million due to the impact of the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses were $31.5 million and $27.2 million for the six months ended June 30, 2020 and 2019, respectively. The net increase of $4.3 million was primarily due to an increase in personnel related costs of $5.3 million, of which $4.5 million was increased stock-based compensation expense, a $1.4 million increase in building rent and facilities costs, and a $0.9 million increase in business and consulting fees, offset by a decrease of $3.3 million in TSA expenses.
Interest and Other Income, Net
Interest and other income, net was $5.6 million and $9.4 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $3.8 million was due to lower interest earned on our cash, cash equivalents and investments.

Liquidity, Capital Resources and Plan of Operations
To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2020, we had $1.1 billion in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will enable us to maintain our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes and net proceeds from our IPO. In connection with our IPO in 2018, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen) under which we may from time to time issue and sell shares of our common stock through Cowen in at-the-market (ATM) offerings for an aggregate offering price of up to $250.0 million. From November 2019 to December 31, 2019, we sold an aggregate of 1,965,082 shares of common stock in ATM offerings resulting in net proceeds of $54.2 million, after deducting commissions and offering costs of $1.6 million. In January 2020, we sold an aggregate of 570,839 shares of our common stock in ATM offerings resulting in net proceeds of $14.8 million. In June 2020, we sold 13,457,447 shares of our common stock, which included 1,755,319 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $47.00 per share, which resulted in net proceeds of approximately $595.7 million after deducting the underwriting discounts and commissions and other expenses.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(67,530)	$(55,148)
Investing activities	(443,978)	77,380
Financing activities	616,761	920
Net increase in cash, cash equivalents and restricted cash	$105,253	$23,152
Operating Activities
During the six months ended June 30, 2020, cash used in operating activities of $67.5 million was attributable to a net loss of $115.5 million, partially offset by non-cash charges of $36.2 million and an increase of $11.7 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock compensation expense of $31.0 million, depreciation of $3.8 million and non-cash rent expense of $1.1 million. The change in operating assets and liabilities was primarily due to a $6.8 million increase in accrued and other current liabilities, a $2.5 million decrease in other long-term assets, a $1.2 million decrease in other long-term liabilities and a $0.5 million decrease in accounts payable, offset by a $4.1 million decrease in prepaid expenses and other current assets.
Investing Activities
During the six months ended June 30, 2020, net cash used in investing activities of $444.0 million was related to cash provided by investment maturities of $221.6 million and investment sales of $4.9 million, offset by cash used in purchases of investments of $642.2 million and purchases of property and equipment of $28.3 million.
Financing Activities
During the six months ended June 30, 2020, cash provided by financing activities of $616.8 million was related to net proceeds from the issuance of common stock through a public offering of $595.7 million, net proceeds from the issuance of common stock through ATM transactions of $14.8 million, $4.8 million of cash provided by the issuance of common stock upon exercise of stock options and $1.4 million of cash provided by the sale of common stock through the employee stock purchase plan.
Contractual Obligations and Commitments
For our contractual obligations and commitments as of December 31, 2019, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
Commitments
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of June 30, 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see “—Our Research and Development and License Agreements” above.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of June 30, 2020, the Company had non-cancellable purchase commitments of $5.6 million.
We also have a Change in Control and Severance Plan that require the funding of specific payments, if certain events occur, such as a change of control and the termination of employment without cause.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that the assumptions and estimates associated with accrued research and development expenditures and stock-based compensation have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report.
Recent Accounting Pronouncements
Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1 of this report for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate fluctuations.
Interest Rate Risk
Our cash, cash equivalents and investments of $1.1 billion as of June 30, 2020 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on June 30, 2020 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of June 30, 2020, we had $0.8 million of other receivables denominated in foreign currency.

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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a company, we have not progressed any product candidates through clinical development to commercialization. While our clinical trials continue to enroll patients, we cannot be certain that any of our ongoing and planned clinical trials will be completed or begin on time, if at all.
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only recently acquired rights to an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2019, we reported a net loss of $184.6 million. For the six months ended June 30, 2020, we reported a net loss of $115.5 million. As of June 30, 2020, we had an accumulated deficit of $511.6 million.
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
•using medicines to preempt or manage adverse side effects of our product candidates, which may not adequately control the side effects and/or may have other safety risks or a detrimental impact on the efficacy of the treatment;
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

Gene-editing is a relatively new technology, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.*

Cellectis’s TALEN technology involves a relatively new approach to gene editing, using sequence-specific DNA-cutting enzymes, or nucleases, to perform precise and stable modifications in the DNA of living-cells and organisms. Although Cellectis has generated nucleases for many specific gene sequences, it has not created nucleases for all gene sequences that we may seek to target, and we may not be able do so, which could limit the usefulness of this technology. This technology may also not be shown to be effective in clinical studies that Cellectis, we or other licensees of Cellectis technology may conduct, or may be associated with safety issues that may negatively affect our development programs. For instance, gene-editing may create unintended changes to the DNA such as a non-target site gene-editing, a large deletion, or a DNA translocation, any of which could lead to oncogenesis. The gene-editing of our product candidates may also not be successful in limiting the risk of GvHD or premature rejection by the patient.
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
The COVID-19 global pandemic is adversely impacting our business, including our preclinical studies and clinical trials.*

Public health crises such as pandemics or other outbreaks could adversely impact our business. As a result of the COVID-19 pandemic, or similar pandemics, and government response to pandemics, we have and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

•interruption or delays in our capital projects, including construction of our manufacturing facility in Newark, California which, as a result of the COVID-19 pandemic, has experienced interruptions in the past and may experience interruptions or delays in the future; and

•limitations on employee resources that would otherwise be focused on advancing our business, including because of sickness of employees or their families, including executive officers and other key employees, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions.

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and actions to contain the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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
In addition, under the Servier Agreement, Servier is responsible for developing UCART19. Other than the agreed-upon global research and development plan for UCART19, we have limited control over the nature or timing of Servier’s clinical trials and limited visibility into their day-to-day activities. Additionally, other clinical trials being conducted by Servier may at times receive higher priority than research on our programs. If UCART19 encounters safety or efficacy problems, manufacturing problems, further developmental delays, regulatory issues or other problems, our development plans and business could be significantly harmed. We also expect Servier to support our clinical trials of ALLO-501 and ALLO-501A for the treatment of patients with R/R NHL. If Servier does not provide its share of support for the ALLO-501 and ALLO-501A clinical trials, our expenses may be greater than we currently expect and we may have difficulty progressing our ongoing and planned clinical trials in a timely manner.
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
Our business is highly dependent on the success of our lead product candidates. If we are unable to obtain approval for our lead product candidates and effectively commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.*
Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced product candidates, including ALLO-501A and ALLO-715. Because UCART19, ALLO-501, ALLO-501A and ALLO-715 are among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidate, or the failure of other allogeneic T cell therapies, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies, particularly if high or uncontrolled rates of GvHD are observed. If significant GvHD or other adverse events are observed with the administration of our product candidates, or if any of the product candidates is viewed as less safe or effective than autologous therapies, our ability to develop other allogeneic therapies may be significantly harmed.

We are also dependent on Servier to develop UCART19 in a timely and appropriate manner. Due to the COVID-19 pandemic, the CALM and PALL trials were temporarily suspended by Servier earlier this year. The CALM trial recently completed previously planned enrollment, and while the PALL trial is open for enrollment, we do not know when the PALL trial will complete planned enrollment, if at all, or whether Servier will undertake any additional clinical development work for UCART19.

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
In addition, we utilize a lymphodepletion regimen, which generally includes fludarabine, cyclophosphamide and ALLO-647, that may cause serious adverse events. For instance, because the regimen will cause a transient and sometimes prolonged immune suppression, patients will have an increased risk of infection, such as to COVID-19, that may be unable to be cleared by the patient and ultimately lead to death. We are also exploring various dosing strategies for lymphodepletion in our clinical trials, such as higher dosing of ALLO-647, which may increase the risk of adverse events.
In the PALL and CALM clinical trials, the most common severe or life threatening adverse events resulted from CRS, prolonged cytopenia and neutropenic sepsis. Multiple patients have died in these trials, including deaths that were attributed to UCART19.
As we reported at the American Society of Clinical Oncology annual meeting on May 29, 2020, in the ALPHA trial of ALLO-501 and ALLO-647, four patients experienced serious adverse events. One patient had Grade 2 pyrexia and Grade 2 cytomegalovirus (CMV) reactivation which resolved in two days and six days, respectively. One patient had Grade 3 rotavirus infection and Grade 3 hypokalemia which resolved in 15 days and two days, respectively. One patient had Grade 3 febrile neutropenia and Grade 3 hypotension which each resolved in two days. One patient had a Grade 3 upper gastrointestinal hemorrhage which resolved in one day and Grade 3 CMV reactivation which resolved in 25 days. Other common adverse events included CRS, neutropenia and infusion reactions.
As an anti-CD19 CAR T cell product candidate, we expect ALLO-501A to cause similar toxicities as UCART19 and ALLO-501. Other of our allogeneic CAR T product candidates may also cause similar or worse toxicities. For instance, because ALLO-715 may require a higher dose than anti-CD19 CAR T therapies and could be used in a more elderly patient population, it is possible that the risk of GvHD or other adverse events for ALLO-715 could be greater than for UCART19, ALLO-501 and ALLO-501A. As we treat and re-treat more patients with our product candidates in our clinical trials, new less common side effects may also emerge.
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
Initial, interim and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*
From time to time, we may publish initial, interim or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For instance, we and Servier have published preliminary data from the CALM, PALL and ALPHA clinical trials, however such results are preliminary in nature, do not bear statistical significance and should not be viewed as predictive of ultimate success. It is possible that such results will not continue or may not be repeated in ongoing or future clinical trials of anti-CD19 CAR T cell product candidates or our other product candidates.
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
We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.*
We plan to submit INDs for additional product candidates in the future, including an IND for ALLO-316 by year-end 2020 and an IND for ALLO-605 in 2021. We plan to submit an IND in the second half of 2020 to support the initiation of a combination trial of ALLO-715 and the SpringWorks’ compound, nirogacestat. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

In addition, we submitted a standalone cross-reference IND for ALLO-647, which is being used as part of lymphodepletion in all our clinical trials. While our IND has been accepted, we plan to update the IND as we finalize pivotal manufacturing of ALLO-647 at one of our CMOs. Any regulatory issues related to the development of ALLO-647 could delay development of our allogeneic CAR T cell product candidates and significantly affect our business.
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
Monitoring and managing toxicities in patients receiving our product candidates is challenging, which could adversely affect our ability to obtain regulatory approval and commercialize.*

For our ongoing and planned clinical trials of our product candidates, we contract or will contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, these centers and hospitals may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using our product candidates, if approved, on a commercial basis could have similar difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of our product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Use of these medicines may increase with new physicians and centers administering our product candidates.
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
Clinical trials are expensive, time-consuming and difficult to design and implement.*
Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our allogeneic T cell product candidates are based on new technologies and will require the creation of inventory of mass-produced, off-the-shelf product, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients with R/R cancer and to treat potential side effects that may result from our product candidates can be significant. Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products.
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
If we fail to develop additional product candidates, our commercial opportunity may be limited.*
One of our core strategies is to pursue clinical development of additional product candidates beyond UCART19, ALLO-501A and ALLO-715, including ALLO-316 and ALLO-605. Developing, obtaining regulatory approval and commercializing additional CAR T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.
Even if we receive FDA approval to market additional product candidates for the treatment of cancer, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity may be limited. Moreover, a failure in obtaining regulatory approval of additional product candidates may have a negative effect on the approval process of any other, or result in losing approval of any approved, product candidate.
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

In the CALM and PALL trials, a commercially available monoclonal antibody, alemtuzumab, that binds CD52 was used. Alemtuzumab is known to have risk of causing certain adverse events. In 2020, the EMA completed a pharmacovigilance review of alemtuzumab in the context of the treatment of multiple sclerosis following reports of immune-mediated conditions and problems affecting the heart and blood vessels, including fatal cases. The EMA recommended that alemtuzumab should not be used in patients with certain heart, circulation or bleeding disorders or in patients who have autoimmune disorders other than multiple sclerosis. The EMA also recommended that alemtuzumab only be given in a hospital with ready access to intensive care facilities and specialists who can manage serious adverse reactions. Based on the recommendations, we have added relevant new safety information to certain of our clinical trial documentation, including informed consent forms. Our product candidates will also continue to be administered at specialized centers, which are experienced at managing patients with advanced malignancies as well as toxicities associated with immunomodulatory therapies. We will continue to monitor any new safety information that will be reported or added to the product labels of alemtuzumab. If the EMA or other regulatory agencies further limit the use of alemtuzumab or anti-CD52 antibodies, our clinical program would be adversely affected.

To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647. We are using ALLO-647 in our clinical trials of ALLO-501, ALLO-501A and ALLO-715, and plan to use ALLO-647 in our clinical trial of ALLO-316. In the ALPHA trial, the most common adverse events related to ALLO-647 were infusion reactions. ALLO-647 may also cause other and more serious adverse events, including but not limited to those events that alemtuzumab may cause. In addition, we are exploring various dosing strategies of ALLO-647 in our clinical trials, and higher doses or redosing of ALLO-647 may increase the risk of adverse events.
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
Any changes in manufacturing of our product candidates currently in the clinic, including introducing product candidates manufactured at our facility into any ongoing clinical trials, will require that we meet certain regulatory conditions and our inability to meet such conditions may result in a delay in using our manufacturing facility for production or extend our clinical trial timelines.
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
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Executive Chairman, our President and Chief Executive Officer, our Chief Financial Officer, our Executive Vice President of Research & Development and Chief Medical Officer, our Chief Technical Officer, and our General Counsel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of August 1, 2020, we had 236 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:
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

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage our growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Our ability to build our organization and manage our employees has also been affected by the COVID-19 pandemic, as our staff are working from home, except for a limited number primarily working in our laboratories. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
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
If we license products or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our agreements with Servier, Notch and SpringWorks require significant research and development that may not result in the development and commercialization of product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.
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
•disruption in or termination of our relationships with collaborators or suppliers as a result of such a transaction; and
•possible write-offs or impairment charges relating to acquired businesses or joint ventures.
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
As of June 30, 2020, we had $1.1 billion in cash, cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*

Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. As a result of our IPO in October 2018 and private placements and other transactions that have occurred since our incorporation, we may have experienced such an “ownership change”. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
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

Our contract manufacturers would also be subject to the same risks we face in developing our own manufacturing capabilities, as described above. For instance, our CMOs may be required to shutdown in response to the spread of COVID-19. In addition, our CMOs have certain responsibilities for storage of raw materials and in the past have lost or failed to adequately store our raw materials. Any additional or future damage or loss of raw materials could materially impact our ability to manufacture and supply our product candidates. Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue. In addition, we will rely on third parties to perform release tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm.
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

In addition, vendors have in the past been unable to secure donor material during the COVID-19 pandemic due to government restrictions on business activity and travel. While we have donor material on hand, and our vendors are currently able to provide us with donor material, if the COVID-19 pandemic continues and our vendors are unable to secure donor material, we may no longer have sufficient donor material to manufacture our product candidates.
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

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable Care Act) to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
We may be unable to obtain regulatory approval for ALLO-647 in a timely manner or at all, which could delay any approval or commercialization of our allogeneic T cell product candidates.*

As we are concurrently developing ALLO-647 to be used as part of the lymphodepletion regimen for our CAR T cell product candidates, mapping a path for dual approval of ALLO-647 and any of our CAR T cell product candidates and coordinating concurrent review with different divisions of the FDA create additional regulatory uncertainty for us and may delay the development of our product candidates. We expect the Center for Drug Evaluation and Research division of the FDA to exercise authority over the regulatory approval of ALLO-647 while the CBER division will oversee the regulatory approval of our CAR T cell product candidates.

In addition, we expect regulatory authorities will require us to demonstrate the safety of ALLO-647 and its contribution to the overall benefit:risk of the lymphodepletion regimen. If we are unable to meet any of the requirements of the regulatory authorities, we may be required to conduct additional clinical studies. We cannot be certain we will be able to successfully obtain regulatory approval of ALLO-647 in a timely manner or at all. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic T cell product candidates.
We plan to seek orphan drug designation for some or all of our product candidates across various indications, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.*
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. In order to obtain orphan drug designation, the request must be made before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
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
We plan to seek orphan drug designation for some or all of our product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations.
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

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. President’s administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the U.S. President's administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the current U.S. President’s administration previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the current U.S. President announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. While some of these and other measures may require additional authorization to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We cannot predict the initiatives that may be adopted in the future. It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that Qualified Health Plan (QHP) issuers under the Affordable Care Act may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 pandemic. Additionally, the continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
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
Risks Related to Ownership of Our Common Stock
The price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.*
The trading price of our common stock following our IPO in October 2018 has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section, these factors include:
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the 2018 Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For instance, we have sold equity securities through registered at-the-market and follow-on offerings and may do so in the future. We may also sell our common stock as part of entering into strategic alliances, creating joint ventures or collaborations or entering into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.
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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank money market accounts. Through June 30, 2020, we have used $95.8 million of the net proceeds from our IPO. We are investing these funds in some combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our IPO to fund our clinical development plans and the build-out of our manufacturing facility in Newark, California. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.
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

10.1	Second Amendment, dated July 15, 2020, to the Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date: August 5, 2020	By:	/s/ David Chang
David Chang, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Eric Schmidt
Eric Schmidt, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)