Form 10-Q
period 2020-09-30
Allogene Therapeutics, Inc.
filed 2020-11-04
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 2, 2020, the registrant had 140,280,152 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets		(1)
Current assets:
Cash and cash equivalents	$158,136	$175,126
Short-term investments	682,886	355,407
Prepaid expenses and other current assets	13,036	14,043
Total current assets	854,058	544,576
Long-term investments	207,993	58,322
Operating lease right-of-use asset	41,557	44,495
Property and equipment, net	102,653	56,449
Intangible assets, net	—	151
Restricted cash	9,449	4,299
Other long-term assets	2,274	4,618
Equity method investment	4,516	4,892
Total assets	$1,222,500	$717,802
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,151	$9,250
Accrued and other current liabilities	39,979	23,829
Total current liabilities	50,130	33,079
Lease liability, noncurrent	50,846	51,349
Other long-term liabilities	2,793	4,351
Total liabilities	103,769	88,779
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares were issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 139,755,839 and 124,267,358 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	140	124
Additional paid-in capital	1,695,411	1,023,876
Accumulated deficit	(577,773)	(396,122)
Accumulated other comprehensive income	953	1,145
Total stockholders’ equity	1,118,731	629,023
Total liabilities and stockholders’ equity	$1,222,500	$717,802
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)The balance sheet as of December 31, 2019 is derived from the audited financial statements as of that date.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$51,421	$39,995	$140,759	$95,172
General and administrative	16,619	15,016	48,122	42,261
Total operating expenses	68,040	55,011	188,881	137,433
Loss from operations	(68,040)	(55,011)	(188,881)	(137,433)
Other income (expense), net:
Interest and other income, net	2,005	4,309	7,606	13,693
Other expenses	(162)	—	(376)	—
Total other income (expense), net	1,843	4,309	7,230	13,693
Loss before income taxes	(66,197)	(50,702)	(181,651)	(123,740)
Benefit (expense) from income taxes	—	(33)	—	176
Net loss	(66,197)	(50,735)	(181,651)	(123,564)
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments	(877)	(295)	(192)	1,560
Net comprehensive loss	$(67,074)	$(51,030)	$(181,843)	$(122,004)
Net loss per share, basic and diluted	$(0.52)	$(0.50)	$(1.55)	$(1.24)
Weighted-average number of shares used in computing net loss per share, basic and diluted	127,140,755	102,186,644	117,227,079	99,801,001
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - June 30, 2020	139,233,450	$139	$1,673,026	$(511,576)	$1,830	$1,163,419
Issuance of common stock upon exercise of stock options and vesting of RSUs	431,812	1	2,446	—	—	2,447
Vesting of early exercised common stock	—	—	710	—	—	710
Stock-based compensation	—	—	17,823	—	—	17,823
Employee stock purchase plan	90,577	—	1,406	—	—	1,406
Net loss	—	—	—	(66,197)	—	(66,197)
Net unrealized loss on available-for-sale investments	—	—	—	—	(877)	(877)
Balance - September 30, 2020	139,755,839	$140	$1,695,411	$(577,773)	$953	$1,118,731

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2019	124,267,358	$124	$1,023,876	$(396,122)	$1,145	$629,023
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,285,053	2	7,225	—	—	7,227
Vesting of early exercised common stock	—	—	2,130	—	—	2,130
Stock-based compensation	—	—	48,808	—	—	48,808
Employee stock purchase plan	175,142	—	2,843	—	—	2,843
Issuance of common stock from public ATM offering, net of commissions and offering costs of $0.3 million	570,839	1	14,844	—	—	14,845
Issuance of common stock from public offering, net of commissions and offering costs of $36.8 million	13,457,447	13	595,685	—	—	595,698
Net loss	—	—	—	(181,651)	—	(181,651)
Net unrealized loss on available-for-sale investments	—	—	—	—	(192)	(192)
Balance - September 30, 2020	139,755,839	$140	$1,695,411	$(577,773)	$953	$1,118,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - June 30, 2019	121,631,278	$122	$937,709	$(284,357)	$2,161	$655,635
Issuance of common stock upon exercise of stock	200,868	—	467	—	—	467
Vesting of early exercised common stock	—	—	710	—	—	710
Stock-based compensation	—	—	12,835	—	—	12,835
Employee stock purchase plan	63,333		1,099	—		1,099
Net loss	—	—	—	(50,735)	—	(50,735)
Net unrealized loss on available-for-sale investments	—	—	—	—	(295)	(295)
Balance - September 30, 2019	121,895,479	$122	$952,820	$(335,092)	$1,866	$619,716

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2018	121,482,671	$121	$914,265	$(211,528)	$306	$703,164
Issuance of common stock upon exercise of stock	304,826	1	703	—	—	704
Vesting of early exercised common stock	—	—	3,880	—	—	3,880
Stock-based compensation	—	—	32,189	—	—	32,189
Employee stock purchase plan	107,982	—	1,783	—	—	1,783
Net loss	—	—	—	(123,564)	—	(123,564)
Net unrealized gain on available-for-sale investments	—	—	—	—	1,560	1,560
Balance - September 30, 2019	121,895,479	$122	$952,820	$(335,092)	$1,866	$619,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(181,651)	$(123,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	48,808	32,189
Amortization of other intangible assets acquired	151	452
Depreciation and amortization	5,591	2,720
Net amortization/accretion on investment securities	1,437	(3,136)
Non-cash rent expense	1,240	4,827
Benefit from income taxes	—	(176)
Share of losses from equity method investments	376	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	657	86
Other long-term assets	1,975	(2,863)
Accounts payable	1,681	(3,137)
Accrued and other current liabilities	16,175	7,510
Other long-term liabilities	(1,558)	(1,991)
Net cash used in operating activities	(105,118)	(87,083)
Cash flows from investing activities:
Purchases of property and equipment	(48,554)	(36,679)
Proceeds from sales of investments	4,877	—
Proceeds from maturities of investments	371,777	355,765
Purchase of investments	(855,433)	(162,931)
Net cash (used in) provided by investing activities	(527,333)	156,155
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	14,845	—
Proceeds from issuance of common stock from public offering, net of commissions and issuance costs	595,730	—
Proceeds from issuance of common stock upon exercise of stock options	7,194	703
Proceeds from issuance of common stock under the employee stock purchase plan	2,844	1,783
Net cash provided by financing activities	620,613	2,486
Net change in cash, cash equivalents and restricted cash	(11,838)	71,558
Cash, cash equivalents and restricted cash — beginning of period	179,425	93,731
Cash, cash equivalents and restricted cash — end of period	$167,587	$165,289
Non-cash investing activities:
Property and equipment purchases in accounts payable and accrued and other current liabilities	$7,909	$6,571
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$4,236	$2,182
Cash received for amounts related to tenant improvement allowances	$2,321	$2,934
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
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents and investments of $1.0 billion as of September 30, 2020. Since inception through September 30, 2020, the Company has incurred cumulative net losses of $577.8 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
The condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of stockholders’ equity as of September 30, 2020 and 2019, the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2020.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2020, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report, with the exception of the recently adopted accounting pronouncements in the section below.
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

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance will be effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company early adopted this standard as of January 1, 2020 on a prospective basis in accordance with ASC 250, Accounting Changes and Error Corrections. The adoption resulted in the Company no longer needing to determine the tax effect from unrealized gains on available for sale securities, which previously had been disclosed in the condensed consolidated statement of operations as a benefit from income taxes. The impact of the adoption in the three and nine months ended September 30, 2020 is that the benefit from income taxes in the condensed consolidated statement of operations and comprehensive loss is zero for both periods compared to recognition of a zero and $0.2 million tax benefit for the three and nine months ended September 30, 2019, respectively.
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
There were no Level 3 assets or liabilities as of September 30, 2020 and as of December 31, 2019.
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2020 and as of December 31, 2019 are presented in the following tables:

	September 30, 2020
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds (1)	$101,013	$—	$—	$101,013
Commercial paper	—	73,967	—	73,967
Corporate bonds	—	285,657	—	285,657
U.S. treasury securities	468,726	—	—	468,726
U.S. agency securities	—	62,581	—	62,581
Total financial assets	$569,739	$422,205	$—	$991,944

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds (1)	$122,900	$—	$—	$122,900
Corporate bonds	—	205,011	—	205,011
U.S. treasury securities	181,894	—	—	181,894
U.S. agency securities	—	25,824	—	25,824
Certificates of deposit	—	1,000	—	1,000
Total financial assets	$304,794	$231,835	$—	$536,629
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets

4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of September 30, 2020 and as of December 31, 2019 are presented in the following tables:

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$101,013	$—	$—	$101,013
Commercial paper	73,938	30	—	73,968
Corporate bonds	284,902	784	(29)	285,657
U.S. treasury securities	468,178	561	(14)	468,725
U.S. agency securities	62,517	69	(5)	62,581
Total cash equivalents and investments	$990,548	$1,444	$(48)	$991,944

Classified as:
Cash equivalents				$101,065
Short-term investments				682,886
Long-term investments				207,993
Total cash equivalents and investments				$991,944

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$122,900	$—	$—	$122,900
Corporate bonds	204,144	871	(4)	205,011
U.S. treasury securities	181,340	557	(3)	181,894
U.S. agency securities	25,658	167	(1)	25,824
Certificates of deposit	1,000	—	—	1,000
Total cash equivalents and investments	$535,042	$1,595	$(8)	$536,629

Classified as:
Cash equivalents				$122,900
Short-term investments				355,407
Long-term investments				58,322
Total cash equivalents and investments				$536,629
As of September 30, 2020, the remaining contractual maturities of available-for-sale securities were less than 3 years. There have been no significant realized losses on available-for-sale securities for the periods presented. As of September 30, 2020, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors. To date, the Company has not recorded any impairment charges on marketable securities.
5.         Balance Sheets Components
Property and Equipment
Property and Equipment consist of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Construction in progress	$54,080	$12,390
Leasehold improvements	31,518	29,924
Laboratory equipment	21,346	13,117
Computers equipment and purchased software	3,992	3,726
Furniture and fixtures	2,780	2,764
Total	113,716	61,921
Less: accumulated depreciation	(11,063)	(5,472)
Total property and equipment, net	$102,653	$56,449

6.         License Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0

million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three months ended September 30, 2020 and 2019 respectively.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses. For the three and nine months ended September 30, 2020, zero costs were incurred related to the achievement of a clinical development milestone under this agreement. For the three and nine months ended September 30, 2019, $5.0 million of costs were incurred related to the achievement of a clinical development milestone under this agreement.
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
Under the Servier Agreement, the Company has an exclusive license to develop, manufacture and commercialize UCART19, ALLO-501 and ALLO-501A in the field of anti-tumor adoptive immunotherapy in the United States, with an exclusive option to obtain the same rights for additional product candidates in the United States and, if Servier does not elect to pursue development or commercialization of those product candidates in certain markets outside of the United States pursuant to its license, outside of the United States as well. The Company is not required to make any additional payments to Servier to exercise an option. If the Company opts-in to another product candidate, Servier has the right to obtain rights to such product candidate outside the United States and to share development costs for such product candidate.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42.0 million and €70.5 million ($82.5 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.
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
For the three and nine months ended September 30, 2020, the Company recorded $4.1 million and $5.9 million, respectively, of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. For the three and nine months ended September 30, 2019, the Company recorded $1.5 million and $4.5 million, respectively, of costs as research and development expenses. As of September 30, 2020, amounts due from Servier of $3.1 million were recorded in other current assets in the accompanying condensed consolidated balance sheets. As of December 31, 2019, amounts due to Servier of $2.2 million were recorded in accrued and other current liabilities in the accompanying condensed consolidated balance sheets.
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
The Company has determined that Notch continues to be a variable interest entity as of September 30, 2020. The Company does not have the power to direct the activities which most significantly affect Notch's economic performance. Accordingly, for the three and nine months ended September 30, 2020, the Company did not consolidate Notch because the Company determined that it was not the primary beneficiary.
For the three and nine months ended September 30, 2020, the Company recorded $1.2 million and $2.0 million, respectively, in collaboration costs as research and development expenses.
7.         Commitments and Contingencies
Leases
In August 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term is 127 months beginning August 2018 through February 2029 with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has made certain tenant improvements, including the addition of laboratory space, and has received $5.0 million of tenant improvement allowances up to September 30, 2020. The rent payments began on March 1, 2019 after an abatement period.
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
In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease has a term of 188 months and is expected to commence in November 2020. Upon certain conditions, the Company has two ten-year options to extend the lease which are not reasonably assured of exercise. The Company is entitled to a tenant improvement allowance of $2.9 million for costs related to the design and construction of certain Company improvements.
The Company maintained letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheet. Restricted cash related to letters of credit due to landlords was $5.2 million and $4.3 million as of September 30, 2020 and December 31, 2019, respectively.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating lease liabilities
Current portion included in accrued and other current liabilities	$2,873	$1,679
Long-term portion of lease liabilities	50,846	51,349
Total operating lease liabilities	$53,719	$53,028
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$1,845	$1,374	$5,543	$4,076
Variable lease cost	353	277	961	702
Total lease costs	$2,198	$1,651	$6,504	$4,778
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2020 was $4.2 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.
The undiscounted future lease payments under the lease agreements as of September 30, 2020 were as follows (in thousands):

Year ending December 31:
2020 (remaining 3 months)	$1,426
2021	6,649
2022	7,922
2023	8,173
2024	8,435
2025 and thereafter	56,722
Total undiscounted lease payments	89,327
Less: Present value adjustment	(33,496)
Less: Tenant improvement allowance	(2,112)
Total	$53,719
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 8.36%. As of September 30, 2020, the weighted average remaining lease term for our operating leases is 10.41 years.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement with Onyx Development Group LLC (Onyx) for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and is expected to commence in the first quarter of 2021. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of Onyx in the amount of $4.3 million which is disclosed as restricted cash in the condensed consolidated balance sheet as of September 30, 2020.
The Company has entered into certain license agreements for intellectual property which is used as part of our development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of September 30, 2020.
The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of September 30, 2020, the Company had non-cancellable purchase commitments of $3.9 million.
8.         Equity Method Investment
In conjunction with the execution of the Notch Agreement (see Note 6), the Company also entered into a Share Purchase Agreement with the Company acquiring shares of Notch’s Series Seed convertible preferred stock for a total investment cost of $5.1 million which includes transaction costs of $0.1 million, resulting in a 25% ownership interest in Notch.

The Company’s total equity investment in Notch as of September 30, 2020 and December 31, 2019 was $4.5 million and $4.9 million, respectively, and the Company accounted for the investment using the equity method of accounting.
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
As of September 30, 2020, there were 12,321,515 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2019	9,190,522	$14.51	8.82	$110,490
Granted	3,126,587	21.35
Exercised	(897,860)	8.64
Forfeited	(635,616)	12.13
Balance, September 30, 2020	10,783,633	$17.12	8.50	$223,554
Exercisable, September 30, 2020	6,476,316	$14.98	8.41	$147,320
Vested and expected to vest, September 30, 2020	10,783,633	$17.12	8.50	$223,554
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on September 30, 2020. For the nine months ended September 30, 2020, the estimated weighted-average grant-date fair value of employee options granted was $21.35 per share. As of September 30, 2020, there was $87.7 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2 years, 273 days.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2020	2019
Expected term in years	5.31 - 6.09	5.99 - 6.25
Expected volatility	71.42% - 72.14%	74.84%
Expected risk-free interest rate	0.36% - 1.65%	2.45% - 2.62%
Expected dividend	0%	0%

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
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2019	1,941,155	$27.45	1.98	$50,431
Granted	1,186,899	23.70	1.92
Vested	(467,245)	27.42
Forfeited	(143,515)	24.48
Unvested September 30, 2020	2,517,294	$25.86	1.87	$94,927
Vested and expected to vest, September 30, 2020	2,517,294	$25.86	1.87	$94,927
As of September 30, 2020, there was $55.1 million of unrecognized stock-based compensation related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3 years, 4 days.
Total stock-based compensation related to stock options, restricted stock units, employee stock purchase plan and vesting of the founders’ common stock was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$8,829	$5,533	$23,465	$13,012
General and administrative	8,994	7,301	25,343	19,177
Total stock-based compensation	$17,823	$12,834	$48,808	$32,189
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s board of directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities for the current portion, and other long-term liabilities for the non-current portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. As of September 30, 2020 and December 31, 2019 there was $2.8 million and $2.8 million recorded in accrued and other liabilities and $1.8 million and $3.9 million recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the condensed consolidated financial statements since the exercise date but the shares which are subject to future vesting conditions are not included in the calculation of earnings per share.

10.         Related Party Transactions
As of September 30, 2020, Pfizer held 22,032,040 shares of Common Stock and had appointed one member to the Company’s board of directors.
In April 2018, the Company and Pfizer entered into a transition services agreement (the Pfizer TSA) for Pfizer to provide professional services to the Company related to research and development, project management, and other administrative functions. In September 2019, the Company and Pfizer terminated the Pfizer TSA. For the three and nine months ended September 30, 2020, the costs incurred under the Pfizer TSA were zero. For the three and nine months ended September 30, 2019, the costs incurred under the Pfizer TSA were $0.7 million and $4.9 million, respectively.
The Company also purchased certain lab supplies from Pfizer in connection with its research and development activities. For the three and nine months ended September 30, 2020, the total lab supplies and services purchased from Pfizer were zero. For the three and nine months ended September 30, 2019, the total lab supplies and services purchased from Pfizer were zero and $1.1 million, respectively.
As of September 30, 2020 and December 31, 2019, the Company had an amount payable to Pfizer of zero and $0.1 million, respectively, which was recorded in the accrued and other current liabilities on the accompanying condensed consolidated balance sheets.
Sublease Agreement
In December 2018, the Company entered into a sublease with Bellco Capital LLC (Bellco) for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco Capital Advisors Inc. The total right of use asset and associated liability recorded related to this related party lease was $0.1 million at September 30, 2020 and $0.1 million and $0.2 million, respectively, at December 31, 2019.
In February 2019, the Company subleased 2,180 square feet of its office space in New York, New York, to ByHeart, Inc. (ByHeart), formerly known as Second Science, Inc. ByHeart is a development-stage infant formula company. Certain of the Company’s board members and executive officers have beneficial ownership in ByHeart and two serve on the board of directors of ByHeart. In September 2019, the Company entered into an amendment to the sublease agreement and increased the subleased space to 2,907 square feet. Sublease income for the three and nine months ended September 30, 2020 were $0.1 million and $0.3 million, respectively, and was recognized as other income. Sublease income for the three and nine months ended September 30, 2019 was $0.1 million and $0.2 million, respectively.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chairman of the board of directors, and a director of the Company to provide various managerial, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $33,333 per month in arrears commencing January 2019 and $37,500 per month in arrears commencing January 2020. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The cost incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively.
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
12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	September 30,
	2020	2019
Stock options to purchase common stock	10,783,633	9,492,134
Restricted stock units subject to vesting	2,517,294	1,773,155
Expected shares to be purchased under Employee Stock Purchase Plan	199,821	162,709
Founder's shares of common stock subject to future vesting	9,086,540	15,144,224
Early exercised stock options subject to future vesting	2,050,924	3,306,080
Total	24,638,212	29,878,302

13.         Subsequent Events
On October 6, 2020, the Company entered into a strategic five-year collaboration agreement with The University of Texas MD Anderson Cancer Center ("MD Anderson") for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. Under the terms of the agreement, the Company and MD Anderson plan to collaborate on the design and conduct of preclinical and clinical studies with oversight from a joint steering committee. The Company has committed up to $15.0 million of funding for the duration of the agreement.
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

We have a deep pipeline of allogeneic chimeric antigen receptor (CAR) T cell product candidates targeting multiple promising antigens in a host of hematological malignancies and solid tumors. Pursuant to the Exclusive Collaboration and License Agreement with Servier (Servier Agreement), we have exclusive rights to UCART19, ALLO-501 and ALLO-501A, CAR T cell product candidates targeting CD19, in the United States while Servier retains exclusive rights for all other countries. UCART19, ALLO-501 and ALLO-501A use Cellectis technologies under which Servier holds an exclusive worldwide license from Cellectis.

Servier sponsored two Phase 1 clinical trials of UCART19 in patients with relapsed/refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL), one for adult patients (the CALM trial) and one for pediatric patients (the PALL trial). As the Servier-sponsored trials have been completed or are near completion, Servier has determined that no new patients will be enrolled in the PALL study. All patients from both studies will continue the long-term follow-up as planned. We and Servier are reviewing our development strategy for ALL.

We are sponsoring a Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with R/R non-Hodgkin lymphoma (NHL). We reported initial data from the ALPHA trial at the American Society of Clinical Oncology annual meeting on May 29, 2020. We are continuing the ALPHA trial to further explore and optimize the lymphodepletion regimen and treatment. We are also progressing the development of the second-generation version of ALLO-501, known as ALLO-501A. We have removed rituximab recognition domains in ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL. We initiated a Phase 1/2 clinical trial for ALLO-501A (the ALPHA2 trial) in the second quarter of 2020 and plan to progress to the Phase 2 portion of the trial in 2021.

We initiated a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715, an allogeneic CAR T cell product candidate targeting B-cell maturation antigen (BCMA), in adult patients with R/R multiple myeloma in the third quarter of 2019. We expect to report initial data from the UNIVERSAL trial in the fourth quarter of 2020. In addition, in January 2020, we entered into a clinical trial collaboration agreement with SpringWorks Therapeutics, Inc. (SpringWorks) to evaluate ALLO-715 in combination with SpringWorks’ investigational gamma secretase inhibitor, nirogacestat, in patients with R/R multiple myeloma. We plan to file an investigational new drug application by the end of 2020 to initiate this combination trial.

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
Since inception, we have had significant operating losses. Our net losses were $66.2 million and $181.7 million for the three and nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $577.8 million. As of September 30, 2020, we had $1.0 billion in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

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
Exclusive License and Collaboration Agreement with Servier
In October 2015, Pfizer entered into the Servier Agreement to develop, manufacture and commercialize certain allogeneic anti-CD19 CAR products, including UCART19, in the United States with the option to obtain the rights over additional allogeneic anti-CD19 CAR product candidates and for allogeneic CAR T cell product candidates directed against one additional target. In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. In October 2019, we agreed to waive our rights to the one additional target. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Servier Agreement.
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
Research and Development
To date, our research and development expenses have related primarily to discovery efforts and preclinical and clinical development of our product candidates. Research and development expenses for the three and nine months ended September 30, 2020 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year relate to costs incurred for the development of our most advanced product candidates and include:
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
Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following sets forth our results of operations for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$51,421	$39,995	$11,426	29%
General and administrative	16,619	15,016	1,603	11%
Total operating expenses	68,040	55,011	13,029	24%
Loss from operations	(68,040)	(55,011)	(13,029)	24%
Other income (expense), net:
Interest and other income, net	2,005	4,309	(2,304)	(53)%
Other expenses	(162)	—	(162)	—
Total other income (expense), net	1,843	4,309	(2,466)	(57)%
Loss before income taxes	(66,197)	(50,702)	(15,495)	31%
Income tax expense	—	(33)	33	(100)%
Net Loss	$(66,197)	$(50,735)	$(15,462)	30%
Research and Development Expenses
Research and development expenses were $51.4 million and $40.0 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $11.4 million was driven primarily by an increase in personnel related costs of $7.6 million, of which $3.3 million was increased stock-based compensation expense, an increase in external costs relating to the advancement of our product candidates of $3.8 million, and an increase in building rent and facilities costs of $0.5 million, offset by a decrease in travel related costs of $0.3 million due to the impact of the COVID-19 pandemic and a decrease in TSA expenses of $0.1 million.
General and Administrative Expenses
General and administrative expenses were $16.6 million and $15.0 million for the three months ended September 30, 2020 and 2019, respectively. The net increase of $1.6 million was primarily due to an increase in personnel related costs of $1.8 million, of which $1.7 million was increased stock-based compensation expense, and an increase in building rent and facilities costs of $0.6 million, offset by a decrease in TSA expenses of $0.6 million.
Interest and Other Income, Net
Interest and other income, net was $2.0 million and $4.3 million for the three months ended September 30, 2020 and 2019, respectively. The decrease of $2.3 million was due to lower interest earned on our cash, cash equivalents and investments.
Comparison of the Nine Months Ended September 30, 2020 and 2019
The following sets forth our results of operations for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$140,759	$95,172	$45,587	48%
General and administrative	48,122	42,261	5,861	14%
Total operating expenses	188,881	137,433	51,448	37%
Loss from operations	(188,881)	(137,433)	(51,448)	37%
Other income (expense), net:
Interest and other income, net	7,606	13,693	(6,087)	(44)%
Other expenses	(376)	—	(376)	—
Total other income (expense), net	7,230	13,693	(6,463)	(47)%
Loss before income taxes	(181,651)	(123,740)	(57,911)	47%
Benefit from income tax	—	176	(176)	(100)%
Net Loss	$(181,651)	$(123,564)	$(58,087)	47%
Research and Development Expenses
Research and development expenses were $140.8 million and $95.2 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $45.6 million was driven primarily by an increase in personnel related costs of $23.9 million, of which $10.5 million was increased stock-based compensation expense, an increase in external costs relating to the advancement of our product candidates of $18.9 million, and an increase in building rent and facilities costs of $4.7 million, offset by a decrease in TSA expenses of $1.2 million and a decrease in travel related costs of $0.7 million due to the impact of the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses were $48.1 million and $42.3 million for the nine months ended September 30, 2020 and 2019, respectively. The net increase of $5.9 million was primarily due to an increase in personnel related costs of $7.2 million, of which $6.2 million was increased stock-based compensation expense, an increase in building rent and facilities costs of $2.0 million, and an increase in business and consulting fees of $0.9 million, offset by a decrease in TSA expenses of $3.9 million.
Interest and Other Income, Net
Interest and other income, net was $7.6 million and $13.7 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $6.1 million was due to lower interest earned on our cash, cash equivalents and investments.
Liquidity, Capital Resources and Plan of Operations
To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2020, we had $1.0 billion in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will enable us to maintain our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(105,118)	$(87,083)
Investing activities	(527,333)	156,155
Financing activities	620,613	2,486
Net increase in cash, cash equivalents and restricted cash	$(11,838)	$71,558
Operating Activities
During the nine months ended September 30, 2020, cash used in operating activities of $105.1 million was attributable to a net loss of $181.7 million, partially offset by non-cash charges of $57.6 million and an increase of $18.9 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock compensation expense of $48.8 million, depreciation of $5.6 million, net amortization and accretion on investment securities of $1.4 million and non-cash rent expense of $1.2 million. The change in operating assets and liabilities was primarily due to a $16.2 million increase in accrued and other current liabilities, a $2.0 million decrease in other long-term assets, a $1.7 million increase in accounts payable, a $0.7 million decrease in prepaid expenses and other current assets, offset by a $1.6 million decrease in other long-term liabilities.
Investing Activities
During the nine months ended September 30, 2020, net cash used in investing activities of $527.3 million was related to cash provided by investment maturities of $371.8 million and investment sales of $4.9 million, offset by cash used in purchases of investments of $855.4 million and purchases of property and equipment of $48.6 million.
Financing Activities
During the nine months ended September 30, 2020, cash provided by financing activities of $620.6 million was related to net proceeds from the issuance of common stock through a public offering of $595.7 million, net proceeds from the issuance of common stock through ATM transactions of $14.8 million, $7.2 million of cash provided by the issuance of common stock upon exercise of stock options and $2.8 million of cash provided by the sale of common stock through the employee stock purchase plan.
Contractual Obligations and Commitments
For our contractual obligations and commitments as of December 31, 2019, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
Commitments
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of September 30, 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see “—Our Research and Development and License Agreements” above.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of September 30, 2020, the Company had non-cancellable purchase commitments of $3.9 million.
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
Interest Rate Risk
Our cash, cash equivalents and investments of $1.0 billion as of September 30, 2020 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on September 30, 2020 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of September 30, 2020, we had $3.1 million of other receivables denominated in foreign currency.

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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (SEC) before making investment decisions regarding our common stock.

•We have a limited operating history and face significant challenges and expense as we build our capabilities.
•We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.
•Our engineered allogeneic T cell product candidates represent a novel approach to cancer treatment that creates significant challenges for us.
•Gene-editing is a relatively new technology, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.
•The COVID-19 global pandemic is adversely impacting our business, including our preclinical studies and clinical trials.
•We are heavily reliant on our partners for access to key gene editing technology for the manufacturing and development of our product candidates.
•Our product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and obtaining regulatory approval.
•Our business is highly dependent on the success of our lead product candidates. If we are unable to obtain approval for our lead product candidates and effectively commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.
•Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.
•Our clinical trials may fail to demonstrate the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.
•We may encounter substantial delays in our clinical trials, or may not be able to conduct our trials on the timelines we expect.
•If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•We will need substantial additional financing to develop our products and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

•We rely and will continue to rely on third parties to conduct our clinical trials and manufacture our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
•We rely on the availability of suitable donor material and other specialty raw materials, which may not be available to us on acceptable terms or at all.
•The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our CAR T cell product candidates.
•We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
•If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

RISK FACTORS
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (Annual Report), which was filed with the SEC on February 27, 2020.
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
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2019, we reported a net loss of $184.6 million. For the nine months ended September 30, 2020, we reported a net loss of $181.7 million. As of September 30, 2020, we had an accumulated deficit of $577.8 million.
We expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered allogeneic T cell platform. Because our allogeneic T cell product candidates are based on new technologies and will require the creation of inventory of mass-produced, off-the-shelf product, they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients with relapsed or refractory cancer and to treat potential side effects that may result from our product candidates can be significant.
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
State and local government response to the pandemic has included "shelter in place", "stay at home" and similar types of orders, which have limited travel and business operations in our locations, the location of our clinical trial sites, and the location of key vendors, including our contract manufacturing organizations (CMOs). Beginning the week of March 9, 2020, the majority of our workforce began working from home. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. While we, our clinical trials sites and certain of our vendors, including our CMOs, are currently exempt from the orders for certain essential operations, any of the applicable exemptions may be curtailed or revoked, which would further adversely impact our business.
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
In addition, pursuant to the Servier Agreement, we expect Servier to support our clinical trials of ALLO-501 and ALLO-501A for the treatment of patients with R/R NHL. Should Servier become unable to provide its share of financial support for the ALLO-501 and ALLO-501A clinical trials, our expenses may be greater than we currently expect and we may have difficulty progressing our ongoing and planned clinical trials in a timely manner. Moreover, as the CALM and PALL clinical trials complete, we may face challenges in advancing any treatment for ALL, such as regulatory delays and unforeseen expenses if we consolidate programs.
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
Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.*
Undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T therapies and those under development have shown frequent rates of CRS, neurotoxicity, serious infections, prolonged cytopenia and hypogammaglobulinemia, and adverse events have resulted in the death of patients. We expect similar adverse events for allogeneic CAR T product candidates. Our allogeneic CAR T cell product candidates undergo gene engineering by using lentivirus and TALEN nucleases that can cause insertion, deletion, or chromosomal translocation. These changes can cause allogeneic CAR T cells to proliferate uncontrollably and may cause adverse events. Our allogeneic CAR T cell product candidates may also cause unique adverse events related to the differences between the donor and patients, such as GvHD or infusion reactions.

In addition, we utilize a lymphodepletion regimen, which generally includes fludarabine, cyclophosphamide and ALLO-647, that may cause serious adverse events. For instance, because the regimen will cause a transient and sometimes prolonged immune suppression, patients will have an increased risk of infection, such as to COVID-19, that may be unable to be cleared by the patient and ultimately lead to death. We are also exploring various dosing strategies for lymphodepletion in our clinical trials, such as higher and lower dosing of ALLO-647 in combination with fludarabine and cyclophosphamide, which may increase the risk of serious adverse events. In the ALPHA trial, the most common adverse events related to ALLO-647 were infusion reactions. Prolonged pancytopenia has also been observed in the ALPHA trial.
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
If unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. The data safety monitoring board may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. We have trained and expect to have to train medical personnel using CAR T cell product candidates to understand the side effect profile of our product candidates for both our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.*
We plan to submit INDs for additional product candidates in the future, including an IND for ALLO-316 by year-end 2020 and an IND for ALLO-605 in the first half of 2021. We also plan to submit an IND by the end of 2020 to support the initiation of a combination trial of ALLO-715 and the SpringWorks’ compound, nirogacestat. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs or IND amendments. For instance, we intend to optimize the manufacturing of our product candidates, including ALLO-501A, and regulatory authorities may require additional studies or clinical data to support the changes. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, IND amendment or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.
In addition, we submitted a standalone cross-reference IND for ALLO-647, which is being used as part of lymphodepletion in all our clinical trials. While our IND has been accepted, we have to update the IND for any new IND or IND amendment relating to our allogeneic CAR T cell product candidates and we plan to update the IND as we finalize pivotal manufacturing of ALLO-647 at one of our CMOs. Any regulatory issues related to the review of our ALLO-647 IND updates or to the development of ALLO-647 could delay development of our allogeneic CAR T cell product candidates and significantly affect our business.
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
•delays or failure to secure supply agreements with suitable raw material suppliers, or any failures by suppliers to meet our quantity or quality requirements for necessary raw materials, including due to suppliers prioritizing COVID-19 specific treatments or vaccines; and
•delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing, including due to our CMOs or other vendors prioritizing COVID-19 specific treatments or vaccines.
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
•the competition from approved products and from product candidates in other clinical trials; and
•the risk that patients enrolled in clinical trials will drop out of the trials before the infusion of our product candidates or trial completion.
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
Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation or autologous CAR T cell therapies, rather than enroll patients in our clinical trial, including if our product candidates have or are perceived to have additional safety or efficacy risks or if using our product candidates may affect insurance coverage of conventional therapies. Patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy.
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

To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647. We are using ALLO-647 in our clinical trials of ALLO-501, ALLO-501A and ALLO-715, and plan to use ALLO-647 in our clinical trial of ALLO-316 and ALLO-605. ALLO-647 may cause serious adverse events that alemtuzumab may cause, including fatal adverse events, immune thrombocytopenia, glomerular nephropathies, thyroid disorders, autoimmune cytopenias, autoimmune hepatitis, hemophagocytic lymphohistiocytosis, acquired hemophilia and infections, stroke, and progressive multifocal leukoencephalopathy. In addition, we are exploring various dosing strategies for lymphodepletion in our clinical trials, such as higher and lower dosing of ALLO-647 in combination with fludarabine and cyclophosphamide, which may increase the risk of serious adverse events. In the ALPHA trial, the most common adverse events related to ALLO-647 were infusion reactions. Prolonged pancytopenia has also been observed in the ALPHA trial.
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
Any changes in manufacturing of our product candidates currently in the clinic, including introducing product candidates manufactured at our facility into any ongoing clinical trials, will require that we meet certain regulatory conditions, such as establishing comparability with the product candidates manufactured at our CMO, and our inability to meet such conditions may result in a delay in using our manufacturing facility for production or extend our clinical trial timelines.
We also do not yet have sufficient information to reliably estimate the cost of the clinical and commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. In addition, the ultimate clinical and any commercial dose and treatment regimen will affect our ability to scale and our costs per dose. For instance, because ALLO-715 may require a higher dose than ALLO-501, it is possible that it may be more difficult to scale ALLO-715 production to meet any demand. As a result, we may never be able to develop a commercially viable product. The commercial manufacturing facility we build will also require FDA approval, which we may never obtain. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with current good manufacturing practices (cGMPs), and other government regulations.
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
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Executive Chair, our President and Chief Executive Officer, our Chief Financial Officer, our Executive Vice President of Research & Development and Chief Medical Officer, our Chief Technical Officer, and our General Counsel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*
As of November 2, 2020, we had 264 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:
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
As of September 30, 2020, we had $1.0 billion in cash, cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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
Our internal computer systems, or those used by our CROs, collaborators or other contractors or consultants, may fail or suffer security breaches.*
Our internal computer systems and those of our CROs, collaborators, and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, cybersecurity threats, and telecommunication and electrical failures. In addition, the COVID-19 pandemic has intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, financial loss or otherwise compromise our confidential or proprietary information and disrupt our operations. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal, and international law and may cause a material adverse impact to our reputation, affect our ability to conduct our planned clinical trials and potentially disrupt our business.
Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.

If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyberattacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could significantly increase our costs and lead to a potential disruption to our business.
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
Our relationships with customers, physicians, and third-party payors are subject, directly or indirectly, to federal, state, local and foreign healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we could face substantial penalties.*
These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information.

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
We rely on third parties to manufacture our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.*
ALLO-501, ALLO-501A, ALLO-715 and ALLO-647 are manufactured in the United States by our CMOs, and we manage all other aspects of the supply, including planning, CMO oversight, disposition and distribution logistics. Servier has been responsible for UCART19 manufacturing, and experienced UCART19 supply issues that limited its ability to recruit new patients in the past. There can be no assurance that we will not experience supply or manufacturing issues in the future.
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
Cell-based therapies rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.*
Our product candidates require many specialty raw materials, including viral vectors that deliver the CAR sequence and electroporation technology, some of which are manufactured by small companies with limited resources and experience to support a commercial product, and the suppliers may not be able to deliver raw materials to our specifications. We do not have contracts with many of the suppliers, and we may not be able to contract with them on acceptable terms, or at all. Many suppliers have curtailed their operations during the COVID-19 pandemic or focused their operations on supporting COVID-19 therapies and vaccines, and our ability to source raw materials has been impacted. Accordingly, we may experience delays in receiving, or fail to secure entirely, key raw materials to support clinical or commercial manufacturing. Certain raw materials also require third-party testing, and some of the testing service companies may not have capacity or be able to conduct the testing that we request.
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
Complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. For example, in the EU a special committee called the Committee for Advanced Therapies (CAT) was established within the EMA in accordance with Regulation (EC) No 1394/2007 on advanced-therapy medicinal products (ATMPs) to assess the quality, safety and efficacy of ATMPs, and to follow scientific developments in the field. ATMPs include gene therapy products as well as somatic cell therapy products and tissue engineered products. In this regard, on May 28, 2014, the EMA issued a recommendation that UCART19 be considered a gene therapy product under Regulation (EC) No 1394/2007 on ATMPs. We believe our other product candidates may receive a similar recommendation.
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
In addition, we expect regulatory authorities will require us to demonstrate the safety of ALLO-647 and its contribution to the overall benefit:risk of the lymphodepletion regimen, including through a cohort of patients that do not receive ALLO-647. If we are unable to meet any of the requirements of the regulatory authorities, we may be required to conduct additional clinical studies. We cannot be certain we will be able to successfully obtain regulatory approval of ALLO-647 in a timely manner or at all. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic T cell product candidates.
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
We have an exclusive collaboration with Servier to develop and commercialize certain anti-CD19 allogeneic T cell product candidates, including ALLO-501A, and we hold the commercial rights to these product candidates in the United States. We also have an exclusive worldwide license from Cellectis to its TALEN gene-editing technology for the development of allogeneic T cell product candidates directed against 15 different cancer antigens. Our collaboration with Servier gives us access to TALEN gene-editing technology for all product candidates under the Servier Agreement. Certain intellectual property which is covered by these agreements may have been developed with funding from the U.S. government. If so, our rights in this intellectual property may be subject to certain research and other rights of the government.
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
Third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us. We are aware of several U.S. patents held by third parties relating to certain CAR compositions of matter and their methods of use. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when any of our product candidates is approved by the FDA, third parties may then seek to enforce their patents by filing a patent infringement lawsuit against us. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. We may not be able to prove in litigation that any patent enforced against us is invalid.
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

•a requirement that special meetings of stockholders be called only by the chair of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;
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
General Risk Factors
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including by any of our directors, officers or larger shareholders, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank money market accounts. Through September 30, 2020, we have used $153.7 million of the net proceeds from our IPO. We are investing these funds in some combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our IPO to fund our clinical development plans and the build-out of our manufacturing facility in Newark, California. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.
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

10.1
Second Amendment, dated July 15, 2020, to the Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693) for the quarter ended June 30, 2020, filed with the SEC on August 5, 2020).

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

Date: November 4, 2020	By:	/s/ David Chang
David Chang, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2020	By:	/s/ Eric Schmidt
Eric Schmidt, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)