Form 10-K
period 2020-12-31
Allogene Therapeutics, Inc.
filed 2021-02-25
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3,509 million based on the closing price of the registrant’s common stock on June 30, 2020 of $42.82 per share, as reported by The Nasdaq Global Select Market.
The number of shares of Registrant’s Common Stock outstanding as of February 22, 2021 was 140,647,818.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Report.

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

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” under Item 1A of Part I of this Annual Report” under Item 1A of Part I of this Annual Report, and should be carefully considered, together with other information in this Annual Report before making investment decisions regarding our common stock.
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
•Our business is highly dependent on the success of our lead product candidates. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.
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
•Initial, interim and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
Our Approach

Our allogeneic T cell development strategy has four key pillars: (1) engineering product candidates to minimize the risk of graft-versus-host disease (GvHD), a condition where allogeneic T cells can recognize the patient’s normal tissue as foreign and cause damage, (2) creating a window of persistence that may enable allogeneic T cells to expand and eradicate cancer cells in patients, (3) building a leading manufacturing platform to enable consistent and high quality production and (4) leveraging next generation technologies to improve the functionality of allogeneic CAR T cells.

We use Cellectis, S.A. (Cellectis), TALEN gene-editing technology with the goal of limiting the risk of GvHD by engineering T cells to lack functional T cell receptors (TCRs) that are no longer capable of recognizing a patient’s normal tissue as foreign. With the goal of enhancing the expansion and persistence of our engineered allogeneic T cells, we use TALEN to inactivate the CD52 gene in donor T cells and an anti-CD52 monoclonal antibody to deplete CD52 expressing T cells in patients while sparing the therapeutic allogeneic T cells. We believe this enables a window of persistence for the infused allogeneic T cells to actively target and destroy cancer cells. We are also developing ALLO-647, our own anti-CD52 monoclonal antibody, which is designed to be used prior to infusing our other product candidates as part of a lymphodepletion regimen. Our off-the-shelf approach is dependent on state-of-the-art manufacturing processes, and we are building a technical operations organization with fully integrated in-house expertise in clinical and commercial engineered T cell manufacturing. In February 2019, we entered into a lease to build our own cell therapy manufacturing facility in Newark, California, and we expect to commence current good manufacturing practices (cGMP) manufacturing at our facility in 2021. Finally, we plan to leverage next generation technologies to develop more potent product candidates and to develop product candidates from a renewable cell source. We believe next generation technologies will also allow us to develop allogeneic T cell therapies for the treatment of solid tumors, which to date have been difficult to treat because of the lack of validated targets and tumor microenvironments that can impair the activity of T cells.

Our Pipeline

We are currently developing a pipeline of multiple allogeneic CAR T cell product candidates utilizing protein engineering, gene editing, gene insertion and advanced proprietary T cell manufacturing technologies. Our most advanced product candidates, ALLO-501 and ALLO-501A, are engineered allogeneic CAR T cell therapies that target CD19, a protein expressed on the cell surface of B cells and a validated target for B cell driven hematological malignancies. We are also developing engineered allogeneic CAR T cell product candidates for multiple myeloma, clear cell renal cell carcinoma (ccRCC), and other blood cancers and solid tumors. Our pipeline is represented in the diagram below.

1 Servier holds ex-US commercial rights.
2 Phase 3 may not be required if Phase 2 is registrational.
3 Allogene sponsored trial in combination with SpringWorks Therapeutics, Inc.
4 ALLO-647 intended to enable expansion and persistence of allogeneic CAR T product candidates.

Our lead product candidates include:

•ALLO-501. We are sponsoring a Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with the most common R/R non-Hodgkin lymphoma (NHL) subtypes. This includes R/R large B-cell lymphoma and R/R follicular lymphoma (FL). In May 2020, initial results from the ALPHA trial were presented at the American Society of Clinical Oncology (ASCO) annual meeting. See “—Product Pipeline and Development Strategy—Anti-CD19 Development Program—Initial Phase 1 Results from the ALPHA Trial” for information regarding the initial data results. We are continuing the ALPHA trial to further explore ALLO-501 and lymphodepletion dose and schedule. We plan to report updated clinical data from the ALPHA trial in the second quarter of 2021.

•ALLO-501A. We have removed rituximab recognition domains in our second-generation version of ALLO-501, known as ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL. We initiated a Phase 1/2 clinical trial for ALLO-501A (the ALPHA2 trial) in the second quarter of 2020. The Phase 1 portion of the ALPHA2 trial is designed to assess the safety and tolerability at increasing dose levels of ALLO-501A in patients with R/R large B-cell lymphoma or transformed FL. We plan to report initial clinical data from the ALPHA2 trial in the second quarter of 2021. Subject to data, we plan to proceed to the Phase 2 portion of the trial by the end of 2021.

•ALLO-715. We are sponsoring a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715, an allogeneic CAR T cell product candidate targeting B-cell maturation antigen (BCMA), in adult patients with R/R multiple myeloma. In December 2020, initial results from the UNIVERSAL trial were presented at the American Society of Hematology (ASH) annual meeting. See “—Product Pipeline and Development Strategy—Anti-BCMA Development Program—Initial Phase 1 Results from the UNIVERSAL Trial” for information regarding the initial data results. We are continuing the UNIVERSAL trial to further explore ALLO-715 and lymphodepletion dose and schedule. We plan to report updated clinical data from the UNIVERSAL trial in the fourth quarter of 2021.

•ALLO-715 plus nirogacestat. We recently initiated an expansion of the UNIVERSAL trial to assess ALLO-715 in combination with SpringWorks Therapeutics, Inc.’s investigational gamma secretase inhibitor, nirogacestat. We believe nirogacestat has the potential to increase the cell surface density of BCMA and reduce levels of soluble BCMA, thereby enhancing the activity of ALLO-715.

•ALLO-605. We are advancing ALLO-605, an allogeneic CAR T cell product candidate targeting BCMA and our first product candidate to incorporate our TurboCAR technology, for multiple myeloma. TurboCAR technology allows cytokine signaling to be engineered selectively into CAR T cells and has shown the ability to improve the potency and persistence of the cells and to prevent and delay exhaustion of the cells in preclinical models. We expect to submit an investigational new drug application (IND) in the first half of 2021 to initiate a Phase 1 clinical trial of ALLO-605.

•ALLO-316. Following the clearance of an IND in December 2020, we plan to initiate a Phase 1 clinical trial (the TRAVERSE trial) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic ccRCC in the first quarter of 2021. We also plan to investigate the use of ALLO-316 for a second indication in R/R acute myeloid leukemia (AML).

•ALLO-647. We are developing an anti-CD52 monoclonal antibody, ALLO-647, which is a component of our lymphodepletion regimen. ALLO-647 may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can actively target and destroy cancer cells. We are currently utilizing ALLO-647 in all of our clinical trials.
Our History and Team

We believe we have established a leadership position in allogeneic T cell therapy. In April 2018, we acquired certain assets from Pfizer Inc. (Pfizer), including strategic license and collaboration agreements and other intellectual property related to the development and administration of allogeneic CAR T cells for the treatment of cancer. We have an exclusive collaboration with Servier to develop and commercialize ALLO-501 and ALLO-501A, and we hold the commercial rights to these product candidates in the United States. We also have an exclusive worldwide license from Cellectis to its TALEN gene-editing technology for the development of allogeneic T cell product candidates directed against 15 different cancer antigens. Our collaboration with Servier is intended to give us access to TALEN gene-editing technology for all product candidates we are co-developing. In connection with the Pfizer asset acquisition, we hired a team of employees from Pfizer, who are primarily research and technical operation employees and were leading the research and development of our product candidates and next generation gene engineering and cell engineering technologies at Pfizer.

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
Our Strategy

Our goal is to maintain and build upon our leadership position in allogeneic T cell therapy. We plan to rapidly develop and, if approved, commercialize allogeneic T cell products for the treatment of cancer that can be delivered faster, more reliably and at greater scale than autologous T cell therapies. We believe achieving this goal could result in allogeneic T cell therapy becoming a standard of care in cancer treatment and enable us to make potentially curative therapies more readily accessible to more patients throughout the world. Key elements of our strategy include:

•Capitalize on a validated target and our leadership in engineered allogeneic anti-CD19 CAR T cell product candidates. Autologous anti-CD19 CAR T cell therapies, such as Kymriah and Yescarta, have emerged as potentially curative therapies for B-cell lymphomas and leukemias. We believe developing allogeneic CAR T cell product candidates targeting CD19 is the next frontier in delivering potentially curative therapies against B-cell lymphomas and leukemias. We believe our efforts to advance ALLO-501A and, subject to our clinical data, proceed to the Phase 2 portion of the ALPHA2 trial by the end of 2021 would give us a leadership advantage to obtain the potential first approval of an anti-CD19 allogeneic CAR T cell product candidate.

•Expand our leadership position within hematologic indications. In addition to ALLO-501A, we plan to advance our near-term pipeline against additional hematologic targets where there remains a high unmet need. For example, we have a three-part strategy to target BCMA for the treatment of patients with R/R multiple myeloma. We believe BCMA is a promising target, as results from clinical trials of third-party autologous CAR T cell therapeutic candidates targeting BCMA have produced encouraging data. The first part of our strategy is to continue to advance the UNIVERSAL trial of ALLO-715, which is the first trial of an allogeneic CAR T therapy targeting BCMA. We plan to report updated data from the UNIVERSAL trial in the fourth quarter of 2021. Second, we are utilizing the UNIVERSAL trial to assess ALLO-715 in combination with nirogacestat. Third, we expect to submit an IND in the first half of 2021 to initiate a Phase 1 clinical trial of ALLO-605, our first TurboCAR candidate. We also plan to develop additional allogeneic T cell product candidates targeting other antigens found on hematologic malignancies, including ALLO-316 targeting CD70 and ALLO-819 targeting FLT3, each for the treatment of AML.

•Build state-of-the-art gene engineering and cell manufacturing capabilities. Manufacturing allogeneic T cell product candidates involves a series of complex and precise steps. We believe a critical component to our success will be to leverage and expand our proprietary manufacturing know-how, expertise and capacity. In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. We are phasing the build-out of the facility, and completed the build-out of the majority of the facility at the end of 2020. We plan to initiate manufacturing under cGMP in 2021. We believe establishing our own fully integrated manufacturing operations and infrastructure will allow us to improve the manufacturing process, limit our reliance on contract manufacturing organizations (CMOs) and more rapidly advance product candidates.

•Expand into solid tumor indications with high unmet need and leverage next generation technologies to advance our platform. We plan to continue to advance the research and development of product candidates directed against a broad portfolio of solid tumor targets, including CD70 for the treatment of ccRCC and DLL3 for the treatment of small cell lung cancer and other aggressive neuroendocrine tumors. We also plan to leverage next generation technologies to make more potent allogeneic CAR T cells and improve the characteristics of our product candidates. For example, we expect to advance a TurboCAR product candidate, ALLO-605, to the clinic this year and we are also advancing modified next-generation TurboCARs to overcome some of the challenges of the solid tumor microenvironment. In addition, we are investigating next-generation technologies to overcome rejection of allogeneic CAR T cells by the patient immune system and to increase specificity of CAR T activity to avoid potential normal tissue toxicities associated with certain solid tumor targets. In collaboration with Notch Therapeutics Inc. (Notch), we are researching and developing a process for production of product candidates derived from induced pluripotent stem cells (iPSCs). We believe iPSCs may provide renewable starting material for our allogeneic CAR T cell product candidates that could allow for improved efficiency of gene editing, greater scalability of supply, product homogeneity and more streamlined manufacturing. In addition, we continually survey the scientific and industry landscape for opportunities to license, partner or acquire technologies that may help us advance current or new cell therapies for the benefit of patients.

•Accelerate the development of our product candidates across geographies. We are positioning ourselves to pursue clinical development of our product candidates in additional markets around the world. Subject to our clinical progress in the United States, we plan to initiate clinical trials in the European Union and United Kingdom. In addition, in December 2020, we jointly formed Allogene Overland Biopharm (CY) Limited for the development, manufacturing and commercialization of certain of our product candidates targeting BCMA, CD70, FLT3, and DLL3 in China, Taiwan, South Korea and Singapore. We plan to support the operations of this joint venture as it advances and we may selectively partner with other third parties to develop and commercialize our product candidates in additional countries.
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
Engineered T Cell Therapies

Engineered T cell therapy is a type of immunotherapy treatment whereby human T cells are removed from the body and engineered to express CARs which, when infused into a patient, may allow the recognition and destruction of cancer cells in a targeted manner.

Chimeric Antigen Receptors (CARs)

CARs are engineered molecules that, when present on the surface of a T cell, enable the T cell to recognize specific proteins or antigens that are present on the surface of other cells. The CAR in our product candidates is comprised of a single chain protein that contains the following elements:

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

In addition to the domains described above, ALLO-715 possesses two rituximab-recognition domains between the scFv and the hinge which allow it to be recognized and eliminated by rituximab. ALLO-501 possesses rituximab recognition domains in a separate polypeptide termed RQR8 that is co-expressed with the CAR. We have removed rituximab recognition domains in ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL.

The figure below shows the constructs that support our lead product candidates in clinical development: ALLO-501, ALLO-501A and ALLO-715.

Allogeneic T Cell Therapies: The Next Revolution

There are two primary approaches to engineered T cell therapy: autologous and allogeneic. Autologous therapies use engineered T cells derived from the individual patient, while allogeneic therapies use engineered T cells derived from unrelated healthy donors.

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

While the autologous approach has been revolutionary, demonstrating compelling efficacy in many patients, it is burdened by the following key limitations:

•Lengthy Vein-to-Vein Time. Due to the individualized manufacturing process, patients must wait approximately two to four weeks to be treated with their engineered cells. As a result, in the registrational trials for Yescarta and Kymriah, up to 31% of intended patients ultimately did not receive treatment primarily due to interval complications from the underlying disease during manufacturing or manufacturing failures. In addition, certain patients being treated with autologous product candidates have required bridging therapy as they wait for the manufacture of their T cells. Bridging therapy to control disease may increase some cumulative or synergistic toxicities for the patients.

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

Our approach is designed to provide the same intended curative outcome as autologous therapy, while offering the following potential key advantages:

•Availability and Access. Starting with T cells from a healthy donor, we believe that at scale we can manufacture approximately 100 doses of allogeneic product that could be used in any eligible patient. Because our allogeneic product candidates are designed to be frozen and available off-the-shelf, they could potentially be readily shipped and administered to patients. We believe having an inventory of off-the-shelf allogeneic T cell products can also facilitate delivering multiple product doses to a patient over time.

•Speed to Patient. Many patients with aggressive cancer or rapidly progressing cancer that is refractory to existing therapies may not have multiple weeks to wait for autologous T cell treatment. Our allogeneic approach has the potential to create off-the-shelf product inventory, which could enable dosing of patients within days of a decision to treat. This would represent a significant reduction in patient wait time, potentially obviating the need for any bridging therapy and allowing the treatment of patients who are too sick to wait for the autologous therapy, and could improve patient outcomes.

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

Step 2. Gene Editing

Next, we use Cellectis’s electroporation and TALEN technologies for gene editing of T cells. TALENs are a class of DNA cutting enzymes derived by fusing the DNA-cutting domain of a nuclease to the DNA-binding domains from transcription activator-like effectors (TALE). The TALE DNA-binding domain can be tailored to specifically recognize a unique DNA sequence. These fusion proteins serve as readily targetable “DNA scissors” for genome engineering applications that can enable targeted genome modifications.

Electroporation allows TALEN mRNA to enter into the cell, where it is translated into a nuclease that can cut DNA and inactivate specific target genes. Inactivation of genes, such as TCRα and CD52, is intended to reduce the risk of GvHD and allow the allogeneic T cells to expand and persist in patients. We believe the inactivation of other target genes using the TALEN technology can be incorporated into future product candidates, with the goal of enhancing T cell function, including increasing potency against solid tumors.

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

By administering anti-CD52 antibody prior to infusing our product candidates, we believe we can reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can expand and actively target and destroy cancer cells. We also believe our approach is unique and differentiated. To capitalize on this differentiation and to secure our own source of anti-CD52 monoclonal antibody, we are developing ALLO-647. We are currently utilizing ALLO-647 in all of our clinical trials.
Step 3. Purification, Formulation, and Storage

Once the allogeneic T cells have been engineered with CARs and gene edited to remove the genes encoding TCRα and CD52, they are cultured for several days to increase the cell number and then harvested. The allogeneic cells then undergo a purification step to remove residual TCR positive cells that have not undergone TCRα gene editing. We believe this purification step is essential as none of the currently available gene-editing nucleases is 100% efficient at inactivating the target genes. After overnight recovery, the cells are formulated in a cryopreservation media and filled into closed, stoppered vials prior to controlled-rate freezing and long-term storage in the vapor phase of liquid nitrogen. This inventory is securely stored and then shipped to oncology centers as needed.

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

Our product pipeline is represented in the diagram below:

1 Servier holds ex-US commercial rights.
2 Phase 3 may not be required if Phase 2 is registrational.
3 Allogene sponsored trial in combination with SpringWorks Therapeutics, Inc.
4 ALLO-647 intended to enable expansion and persistence of allogeneic CAR T product candidates.

In addition to our development of allogeneic CAR T cell product candidates, we are developing an anti-CD52 monoclonal antibody, ALLO-647, which is designed to be used prior to infusing our other product candidates as part of the lymphodepletion regimen. As illustrated below, we believe ALLO-647 can reduce the likelihood of a patient’s immune system from rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can actively target and destroy cancer cells.

Anti-CD19 Development Program

CD19 is an antigen expressed on the surface of B cells, including on B cells that are malignant. B cells are considered non-essential tissue, as they are not required for patient survival. We believe CD19 is a validated target for the treatment of B cell leukemias and lymphomas. Multiple autologous anti-CD19 targeted CAR T therapies have shown promising results and have been approved by the FDA as therapies for adults with R/R large B-cell lymphoma, adults with R/R mantle cell lymphoma, and for children and young adults with ALL that is refractory or has relapsed at least twice.

Our first anti-CD19 product candidate, UCART19, was advanced with our partner, Servier, who led manufacturing and clinical development. UCART19 was manufactured to express a CAR that is designed to target CD19 and gene edited to lack TCRα and CD52 to minimize the risk of GvHD and enable a window of persistence in the patient. In addition, UCART19 cells were engineered to express a small protein on the cell surface called RQR8, which consists of two rituximab recognition domains. This allowed for recognition and elimination of cells in the event that silencing of CAR T cell activity is desired.

Servier sponsored two Phase 1 clinical trials of UCART19 in patients with R/R CD19 positive B-cell ALL, one for adult patients (the CALM trial) and one for pediatric patients (the PALL trial). The Servier-sponsored trials completed in 2020 and Servier determined that no new patients will be enrolled. All patients from both studies will continue the long-term follow-up as planned. We and Servier are reviewing our development strategy for ALL.

ALLO-501 and ALLO-501A are our other allogeneic CAR T cell product candidates targeting CD19, which are jointly developed by us and Servier. We are responsible for the manufacture of ALLO-501 and ALLO-501A. We also lead the clinical development program and are sponsoring the ALPHA trial of ALLO-501 and ALPHA2 trial of ALLO-501A, each for patients with R/R NHL.

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

Prior treatment with rituximab is typical for patients with NHL and, depending on the lag time between the rituximab administration and planned ALLO-501 infusion, prior administration of rituximab may interfere with ALLO-501. As a result, we have removed RQR8 in the next generation of ALLO-501, known as ALLO-501A. We believe ALLO-501A will have the potential to facilitate treatment of patients who were recently treated with rituximab. ALLO-501A has been manufactured from several donors under non-cGMP conditions and has been compared to the current version of ALLO-501 in vitro. In this study, we found that ALLO-501 and ALLO-501A exhibited similar characteristics and killing activity.
Lead Target Indications
Non-Hodgkin Lymphoma (NHL)

NHL is a hematologic cancer originating from malignant lymphocytes. It is the most common hematological malignancy in the United States, with 81,560 new cases estimated to be diagnosed and 20,720 deaths estimated in 2021, according to the American Cancer Society. Over 60 NHL subtypes have been identified, and each subtype represents different neoplastic lymphoid cells (T, B or NK cells) that have arrested at different stages of differentiation. The most common subtype is B-cell, which represented over 90% of all new NHL cases in 2016.

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
Acute Lymphoblastic Leukemia (ALL)

ALL is characterized by the proliferation of immature lymphocytes in the bone marrow. Approximately 5,690 new cases and 1,580 deaths in the United States are estimated in 2021, according to the American Cancer Society. Approximately 80% of cases of ALL are B-cell ALL.

The risk for developing ALL is highest in children younger than five years of age. From age five until the mid-20s, the risk declines slowly and begins to steadily rise again after age 50. Overall, about 40% of all cases of ALL are in adults. Though most cases occur in children, approximately 80% of deaths from ALL occur in adults.

Over the past four decades pediatric cure rates have reached greater than 80% in developed countries. This progress can be attributed, in part, to a deeper understanding of the molecular genetics and pathogenesis of the disease, advances in combination chemotherapy, monitoring of minimal residual disease, use of tyrosine kinase inhibitors for Philadelphia chromosome–positive ALL and the success of autologous CAR T cell therapies. Allogeneic stem-cell transplant (allo-SCT) offers the potential for cure in some individuals, however, the option is available only to approximately a third of patients due to the lack of compatible stem cell source, general health, or the high risk of complications. Furthermore, allo-SCT carries a high rate of treatment-related mortality which can occur in approximately 20-30% of patients undergoing allo-SCT. In patients with R/R ALL after two or more lines of therapy, the median disease-free survival is less than six months. The five-year overall survival in adults over the age of 60 is approximately 20%, highlighting the high unmet need despite the recent advances in the treatment of ALL.

Initial Phase 1 Results from the ALPHA Trial

In May 2020, in collaboration with Servier, we announced initial results from the ALPHA trial in R/R NHL at the ASCO annual meeting.

The ALPHA trial is a dose-escalation study for ALLO-501 with three separate dose cohorts, from 40 × 106 to 360 × 106 total cells. Prior to ALLO-501 treatment, all patients undergo lymphodepletion with a regimen of fludarabine, cyclophosphamide and a low dose or higher dose ALLO-647. As of the May 11, 2020 data cutoff, 23 patients were enrolled and 22 patients received ALLO-501. One patient was removed from the study prior to lymphodepletion due to acute renal failure from urinary obstruction. The median time from enrollment to the start of therapy was five days.

For the efficacy analysis, 19 out of 22 patients reached at least one month assessment as of the May 2020 data cutoff. Responses were observed across all cell doses and tumor histologies (DLBCL and FL) with an overall response rate (ORR) of 63% and complete response (CR) rate of 37%. Higher dose ALLO-647 was associated with a higher CR rate of 50%, deeper lymphodepletion and delayed host T cell recovery. With a median follow-up of 3.8 months, nine of the 12 responding patients (75%) remained in response as of the data cutoff.

Cell Dose and Lympho-depletion regimen	39mg ALLO-647				90mg ALLO-647			All Patients (N=19) (95% CI)
	40 x 10[6] CAR+ cells (N=4)	120 x 10[6] CAR+ cells (N=4)	360 x 10[6] CAR+ cells (N=3)	All 39mg ALLO-647 (N=11)	120 x 10[6] CAR+ cells (N=6)	360 x 10[6] CAR+ cells (N=2)	All 90mg ALLO-647 (N=8)
ORR, n (%)	3 (75%)	3 (75%)	1 (33%)	7 (64%)	4 (67%)	1(50%)	5 (63%)	12/19 (63%) (38%, 84%)
CR, n (%)	1 (25%)	1 (25%)	1 (33%)	3 (27%)	4 (67%)	0 (0%)	4 (50%)	7/19 (37%) (16%, 62%)

One of the ongoing responders is a patient with an initial partial response (PR) who progressed by month two. This patient achieved a CR after re-treatment with the same dose of ALLO-501 and a higher dose (90mg) of ALLO-647. This patient is reflected as a PR in the table above and not as a CR.

Included in the overall efficacy analysis are three patients who were refractory to prior autologous CAR T therapy (the best response of progressive disease or disease progression within three months). These patients were also refractory to allogeneic CAR T therapy. In CAR T naïve patients, the ORR was 75% and the CR rate was 44%.

	All Cell Doses + 39mg ALLO-647 (N=10)	120 x 10[6] and 360 x 10[6] CAR+ cells + 90mg ALLO-647 (N=6)	All CAR T Naïve Patients (N=16)
ORR, n (%)	7 (70%)	5 (83%)	12/16 (75%) (48%, 93%)
CR, n (%)	3 (30%)	4 (67%)	7/16 (44%) (20%, 70%)

The table below summarizes the adverse events by grade as of the data cutoff. Grade 1 represents mild toxicity, Grade 2 represents moderate toxicity, Grade 3 represents severe toxicity and Grade 4 represents life threatening toxicity. Grade 5 toxicity represents toxicity resulting in death. No dose limiting toxicities, graft-vs-host disease, or Immune Effector Cell-Associated Neurotoxicity Syndrome (ICANS) was observed.

Adverse Events of Interest	Grade 1 N (%)	Grade 2 N (%)	Grade 3 N (%)	Grade 4 N (%)	Grade 5 N (%)
Cytokine Release Syndrome	2 (9%)	4 (18%)	1 (5%)	—	—
ICANS	—	—	—	—	—
Graft-versus-Host Disease	—	—	—	—	—
Infection	5 (23%)	4 (18%)	2 (9%)	—	—
Infusion Reaction	1 (5%)	9 (41%)	1 (5%)	—	—
Neutropenia	—	1 (5%)	7 (32%)	7 (32%)	—

Cytokine release syndrome (CRS) occurred in 32% of the patients, was mainly mild to moderate in severity, manageable with standard recommendations, and all events resolved within a maximum of seven days.

Four patients (18%) experienced serious adverse events (SAEs). An SAE is defined as any untoward medical occurrence at any dose that (i) results in death; (ii) is life-threatening (immediate risk of death); (iii) requires inpatient hospitalization or prolongation of existing hospitalization; (iv) results in persistent or significant disability/incapacity (substantial disruption of the ability to conduct normal life functions); (v) results in congenital anomaly/birth defect; or (vi) is considered to be an important medical event. One patient had Grade 2 pyrexia and Grade 2 cytomegalovirus (CMV) reactivation which resolved in two days and six days, respectively. One patient had Grade 3 rotavirus infection and Grade 3 hypokalemia which resolved in 15 days and two days, respectively. One patient had Grade 3 febrile neutropenia and Grade 3 hypotension which each resolved in two days. One patient had a Grade 3 upper GI hemorrhage which resolved in one day and Grade 3 CMV reactivation which resolved in 25 days.

Adverse events were observed across all dose levels of ALLO-501 and ALLO-647. SAEs were observed at ALLO-501 cell dose level 40 x 106 and 120 x 106 and at both dose levels of ALLO-647.

Clinical Development Plan

The ALPHA trial is an open-label, Phase 1, single arm, multicenter clinical trial evaluating the safety and tolerability of ALLO-501 in adult patients with R/R large B-cell lymphoma, including DLBCL, or FL. Cell kinetics and pharmacodynamics of ALLO-501 will be evaluated as secondary and exploratory objectives, respectively. We are exploring the optimal dose and schedule of ALLO-501 and the lymphodepletion regimen in additional cohorts, which includes a cohort of patients receiving a consolidation of ALLO-501 doses. The consolidation consists of two infusions of 120 million CAR T cells, with a first infusion following the lymphodepletion regimen of fludarabine, cyclophosphamide and ALLO-647 and an initial tumor assessment performed at day 28. If a patient is in complete response, partial response or stable disease at day 28, a second infusion is given approximately five to six weeks after the first infusion. Prior to the second cell infusion, a patient will be eligible to receive a modified lymphodepletion consisting only of ALLO-647. We expect to report updated data from the ALPHA trial in the second quarter of 2021.

In the second quarter of 2020, we initiated ALPHA2, which is an open-label, Phase 1/2, single arm, multicenter clinical trial evaluating the safety and efficacy of ALLO-501A in adult patients with R/R large B-cell lymphoma, including DLBCL, or transformed FL. Cell kinetics and pharmacodynamics of ALLO-501A will be evaluated as secondary and exploratory objectives, respectively. The Phase 1 portion of the ALPHA2 trial is designed to assess the safety and tolerability at increasing dose levels of ALLO-501A and consolidation of ALLO-501A dosing, in order to identify the recommended doses and schedule of ALLO-501A and the lymphodepletion regimen for use in the Phase 2 portion of the trial. We expect to report initial data from the ALPHA2 trial in the second quarter of 2021. Subject to the data as well as follow-up data from ALPHA and ALPHA2 expected in the second half of 2021, we plan to proceed to the Phase 2 portion of the trial in adult patients with R/R large B-cell lymphoma, including DLBCL, or transformed FL by the end of 2021.

All patients treated with ALLO-501 and ALLO-501A will be followed in a long-term follow-up study.
Anti-BCMA Development Program

BCMA is a member of the tumor necrosis factor receptor family and is selectively expressed on immunoglobulin-producing plasma cells, including malignant plasma cells (myeloma cells). We believe BCMA is an appropriate target for the treatment of multiple myeloma. Two autologous anti-BCMA targeted CAR T therapies have shown promising results in clinical trials and the sponsors have submitted the therapies to the FDA for approval for the treatment of adult patients with multiple myeloma who have received at least three prior therapies.

We are currently advancing a three-part strategy for the treatment of multiple myeloma. First, we are advancing ALLO-715, an anti-BCMA allogeneic CAR T cell product candidate. ALLO-715 is manufactured to express a CAR that is designed to target BCMA and gene edited to lack TCRα and CD52 to minimize the risk of GvHD and enable a window of persistence in the patient. In addition, rituximab recognition domains, as an off-switch, have been incorporated in between the scFv and the linker domain.

Second, as part of the ongoing Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715 in adult patients with R/R multiple myeloma, we are assessing the combination of ALLO-715 with SpringWorks Therapeutics, Inc.’s investigational gamma secretase inhibitor, nirogacestat. Gamma secretase inhibition prevents the cleavage and shedding of BCMA from the surface of myeloma cells. In preclinical models, nirogacestat has been shown to increase the cell surface density of BCMA and reduce levels of soluble BCMA, thereby enhancing the activity of BCMA-targeted therapies. In addition, emerging clinical data suggest that a gamma secretase inhibitor may increase anti-tumor efficacy of BCMA-targeted autologous CAR T therapy in patients with R/R multiple myeloma.

Third, we are progressing our next-generation version of ALLO-715, known as ALLO-605, that incorporates our TurboCAR technology to allow cytokine signaling to be engineered selectively into CAR T cells. TurboCARs have shown the ability to improve the potency and persistence of the CAR T cells and to prevent and delay exhaustion of the CAR T cells in preclinical models. ALLO-605 uses a constitutive cytokine signaling domain and a rituximab-mediated off-switch, as illustrated below. We expect to submit an IND in the first half of 2021 to initiate a Phase 1 clinical trial of ALLO-605.

Target Indication: Multiple Myeloma

Multiple myeloma is a hematological malignancy that is characterized by uncontrolled expansion of bone marrow plasma cells. There will be an estimated 34,920 new cases of multiple myeloma and 12,410 deaths from multiple myeloma in 2021 in the United States according to the American Cancer Society. Multiple myeloma predominantly affects the elderly, with 14 times more patients diagnosed at age 65 and over than those diagnosed under the age of 65.

For patients less than age of 70 with no comorbidities, autologous stem cell therapy is the preferred option to provide a durable response. For transplant ineligible patients, immunomodulatory drugs (Revlimid, Pomalyst, Thalomid) and proteasome inhibitors (Velcade, Kyrprolis, Ninlaro), often used in combination with one another, have displaced older cytotoxic agents as the mainstay of treatment. More recently, several new drugs with novel mechanisms (Darzalex, Empliciti, Farydak, Xpovio) have been approved for multiple myeloma, however none of these novel treatments is considered as curative.

Despite the introduction of newer therapies, a majority of patients are expected to relapse and the unmet need in patients with R/R myeloma remains high. In clinical trials, only 3% of patients who were previously treated with at least three lines of therapy (including proteasome inhibitors and immunomodulatory drugs), or who were refractory to both proteasome inhibitors and immunomodulatory drugs, achieved a CR to Darzalex, a CD38-directed monoclonal antibody. Median survival in such patients was just 17.5 months. Trials of autologous CAR T cell therapies have shown significant promise in multiple myeloma with reported CR rates that are substantially higher.
Initial Phase 1 Results from the UNIVERSAL Trial
In December 2020, we announced initial results from the UNIVERSAL trial in R/R multiple myeloma at the ASH annual meeting.

As of the October 30, 2020 data cutoff, 35 patients were enrolled with 31 patients evaluable for safety and 26 patients evaluable for efficacy. Patients were refractory to their last line of myeloma therapy, had a median of five prior lines of therapy, and 94% were penta-exposed, which means the patient had previously received at least one CD38 monoclonal antibody, two proteosome inhibitors and two immunomodulatory drugs. Four patients became ineligible for treatment due to rapidly progressing disease. The median time from enrollment to the start of therapy was five days.

In the initial dose escalation phase of the UNIVERSAL trial, patients received lymphodepletion followed by ALLO-715 at one of three dose levels (DL1 = 40M cells, DL2 = 160M cells, DL3 = 320M cells) in a 3+3 dose escalation design. DL4 (480M cells) was added in a subsequent cohort. Two lymphodepletion regimens were evaluated, with the trial enrollment primarily focused on the FCA lymphodepletion regimen:

•FCA: Fludarabine 90 mg/m2, Cyclophosphamide 900 mg/m2, and ALLO-647 from 39 to 90mg divided over three days; and
•CA: Cyclophosphamide 900 mg/m2 and ALLO-647 39mg divided over three days.

Higher CAR T cell doses were associated with an increased response rate and greater cell expansion. In the DL3 cohort (320M CAR T+ cells), the ORR was 60% with 40% of patients achieving a very good partial response (VGPR) or better (VGPR+). VGPR+ is defined as a stringent complete response, complete response or VGPR. Across all cohorts and lymphodepletion regimens, six patients achieved VGPR+, five of whom were in the FCA lymphodepletion regimen. Minimal residual disease (MRD) assessment was completed in five of the six patients with a VGPR+ response and all achieved an MRD negative status. MRD negative status occurs when a patient achieves a CR and there is no evidence of tumor cells in the marrow when using sensitive tests such as polymerase chain reaction or flow cytometry.

As of the data cutoff, the overall median follow-up for efficacy was 3.2 months and six out of the nine patients treated with DL3 or DL4 with a response remain in response. The longest response was ongoing at six months from the DL3 cohort with FCA lymphodepletion.

Cell Dose and LD regimen	FCA						CA
	DL1 40 x 10[6] CAR+ cells	DL2 160 x 10[6] CAR+ cells	DL3 320 x 10[6] CAR+ cells			DL4 480 x 10[6] CAR+ cells	DL2 160 x 10[6] CAR+ cells	DL3 320 x 10[6] CAR+ cells
	Low ALLO-647 (N=3)	Low ALLO-647 (N=4)	Low ALLO-647 (N=6)	High ALLO-647 (N=4)	ALL ALLO-647 (N=10)	Low ALLO-647 (N=3)	Low ALLO-647 (N=3)	Low ALLO-647 (N=3)
ORR*, n (%)	—	2 (50%)	3 (50%)	3 (75%)	6 (60%)	1 (33%)	—	2 (67%)
VGPR+ Rate*, n (%)	—	1 (25%)	3 (50%)	1 (25%)	4 (40%)	—	—	1 (33%)
*Responses included two subjects with only day 14 assessment and one subject who converted from a confirmed PR to VGPR (pending confirmation).

Of the 31 patients evaluable for safety, there was no graft-vs-host disease or ICANS observed. Grade 1 and Grade 2 CRS was reported in 14 patients (45%) and was manageable with standard therapies. Infection events ≥ Grade 3 in the trial was similar to what has been reported in other advanced multiple myeloma studies. Adverse events ≥ Grade 3 reported as SAEs occurred in 19% of patients. As previously reported, a single Grade 5 event related to progressive myeloma and conditioning regimen occurred in the CA cohort.

Adverse Events of Interest	Grade 1 N (%)	Grade 2 N (%)	Grade 3 N (%)	Grade 4 N (%)	Grade 5 N (%)	All Grades N (%)
Cytokine Release Syndrome	5 (16%)	9 (29%)	—	—	—	14 (45%)
ICANS	—	—	—	—	—	—
Graft-versus-Host Disease	—	—	—	—	—	—
Infection	2 (7%)	6 (19%)	4 (13%)	—	1 (3%)	13 (42%)
Infusion Reaction to ALLO-647	4 (13%)	3 (10%)	—	—	—	7 (23%)

Clinical Development Plan

The UNIVERSAL trial is an open-label, Phase 1, single arm, multicenter clinical trial evaluating the safety and tolerability of ALLO-715 in adult patients with R/R multiple myeloma. The safety of ALLO-647, cell kinetics, pharmacodynamics, and efficacy will be evaluated as secondary objectives. We are exploring the optimal dose and schedule of

ALLO-715 and the lymphodepletion regimen. We expect to report updated data from the UNIVERSAL trial in the fourth quarter of 2021.

The UNIVERSAL trial recently initiated the evaluation of ALLO-715 in combination with nirogacestat. Prior to ALLO-715 and nirogacestat treatment, all patients will undergo lymphodepletion with a regimen of fludarabine, cyclophosphamide and ALLO-647. The combination cohort will assess the safety and tolerability of ALLO-715 in combination with nirogacestat. The preliminary anti-tumor activity of the combination, cell kinetics, pharmacokinetics and host immune cell depletion/reconstitution will be evaluated as secondary objectives.

We expect to submit an IND in the first half of 2021 to initiate a Phase 1 clinical trial of our first TurboCAR candidate, ALLO-605, in adult patients with R/R multiple myeloma. The ALLO-605 trial will assess the safety and tolerability of increasing doses of ALLO-605 along with its clinical efficacy. The preliminary anti-tumor activity, cell kinetics, safety and tolerability of ALLO-647 in combination with fludarabine and cyclophosphamide, and patient reported outcomes will be evaluated as secondary objectives.

Anti-CD70 Development Program

CD70 is an antigen selectively expressed on several types of cancer cells, including on approximately 80-100% of ccRCC cells and 95% of AML cells, with limited off-tumor expression. CD70 is also expressed on a portion of DLBCL, multiple myeloma, chronic lymphocytic leukemia and glioblastoma cells as well as on activated T cells. Accordingly, we believe progressing allogeneic CAR T cell therapies directed against CD70 could be promising in solid tumor indications as well as hematological malignancies.

In December 2020, the FDA cleared an IND to initiate a Phase 1 clinical trial (the TRAVERSE trial) of ALLO-316 in adult patients with advanced or metastatic ccRCC. We plan to initiate the TRAVERSE trial in the first quarter of 2021. We also plan to investigate the use of ALLO-316 for a second indication in R/R AML. While CD70 can be expressed on activated T cells, ALLO-316 was associated with minimal or no fratricide in preclinical studies, meaning that ALLO-316 cells did not mediate the targeted killing of other ALLO-316 cells.

ALLO-316 is manufactured to express a CAR that is designed to target CD70 and gene edited to lack TCRα and CD52 to minimize the risk of GvHD and enable a window of persistence in the patient. In addition, rituximab and CD34 recognition domains have been incorporated in between the scFv and the linker domain, as illustrated below. The rituximab recognition domains allow elimination of cells with rituximab in the event that silencing of CAR T cell activity is desired. The CD34 domain confers recognition by an anti-CD34 antibody, and may be used as a surface marker to monitor ALLO-316 in patients by flow cytometry.

Lead Target Indications:

Clear Cell Renal Cell Carcinoma

ccRCC is the most common subtype of renal cancer. Approximately 76,080 new cases of renal cell carcinoma are estimated to be diagnosed in the United States and 13,780 deaths are estimated in 2021, according to the American Cancer Society. The five-year survival rate for patients with early-stage disease is greater than 90% compared with less than 15% for those with advanced kidney cancer.

Systemic therapy (including immunotherapy and molecularly targeted agents), surgery, and radiation therapy all may have a role in the treatment paradigm depending on the extent of disease, sites of involvement, and patient-specific factors. While vascular endothelial growth factor (VEGF)-directed therapies (e.g. sunitinib) represented a first-line standard for over a decade, these therapies have been quickly supplanted by combination therapies incorporating PD-1 immune-checkpoint inhibition as the backbone.

The combination of VEGF and immune check-point inhibitors, such as axitinib and pembrolizumab, are often used in the first line setting and has shown a median progression-free survival of 15.1 months with an ORR of 59.3% and CR rate of 5.8%. Patients who progress on immune checkpoint-based combination therapies can be treated with cabozantinib, pazopanip, temsirolimus or high dose IL-2. There remains a need for novel, mechanistically distinct therapies.

Acute Myeloid Leukemia

AML is a cancer of bone marrow stem cells and is the most common type of acute leukemia in adults. The American Cancer Society estimated 19,940 new diagnoses and 11,180 deaths in the United States in 2020. Although advances in supportive care and prognostic risk stratification have optimized established therapies, overall long-term survival remains poor and AML is a high unmet medical need. Patients have a poor prognosis despite improvements in chemotherapy regimens and supportive care.

AML is a biologically and clinically heterogenous disease. The identification of recurrent genetic mutations, such as FLT3-ITD, NMP1 and CEBPA, has helped refine individual prognosis and guide management. Despite advances in supportive care, the backbone of therapy remains a combination of cytarabine- and anthracycline-based regimens with allogeneic stem cell transplantation for the medically-fit patients. Twenty to 30 percent of young adult patients and 50 percent of older adults with newly diagnosed AML will fail to attain a CR with intensive induction chemotherapy due to drug resistance or death. In addition, a percentage of patients who initially attain a CR will relapse. Relapse after conventional chemotherapy remains a major problem in patients with myeloid malignancies such as AML, and the major cause of death after diagnosis of AML is from relapsed disease. The development of new treatments, in concert with improved genetic profiling and risk stratification, are greatly needed in the goal to achieve incremental gains in remission and survival.

Clinical Development Plan

The TRAVERSE trial is an open-label, Phase 1, single arm, multicenter clinical trial evaluating the safety and tolerability of ALLO-316 in adult patients with advanced or metastatic ccRCC. Anti-tumor activity, cell kinetics, pharmacodynamics, and correlation of outcome with tumor CD70 expression will be evaluated as secondary objectives. The trial is a dose-escalation study for ALLO-316 with four separate dose cohorts, from 40 × 106 to 480 × 106 total cells. Prior to ALLO-316 treatment, all patients will undergo lymphodepletion with a regimen of fludarabine, cyclophosphamide and ALLO-647. We expect to initiate the TRAVERSE trial in the first quarter of 2021.

Future Opportunities

Moving forward, we plan to utilize our allogeneic platform to pursue additional targets of interest. These include the additional targets currently in our pipeline as well as other targets that might be validated in the future. For example, we are developing allogeneic CAR T cell product candidates targeting FLT3 for the treatment of AML (ALLO-819) and DLL3 for the treatment of small cell lung cancer (SCLC).

•Acute Myeloid Leukemia and FLT3. FLT3 is a receptor tyrosine kinase that is overactive in AML blasts. We have conducted in vitro and in vivo studies of our anti-FLT3 CAR T candidate, ALLO-819, that show anti-tumor activity against blasts present in bone marrow from AML patients and in mice. We are currently testing increasing activity of our clinical candidate with the addition of a TurboCAR cytokine signaling domain ahead of finalizing an IND-enabling data set.

•Small Cell Lung Cancer and DLL3. DLL3 is a target which is being pursued for SCLC using antibody drug conjugates, bi-specifics and autologous CAR T therapies. According to the American Cancer Society, approximately 235,760 new cases of lung cancer are expected to be diagnosed in the United States in 2021 and SCLC comprises approximately 10-15% of all lung cancers. SCLC is responsive to chemotherapy, but recurrence arises rapidly, with less than 7% of patients surviving over five years. SCLC has shown to be responsive to immunotherapy with approximately one-third of patients responding to PD-1/PD-L1 therapy and achieving a median overall survival of approximately thirteen months for patients who received PD-L1 and platinum-based chemotherapy. We believe an allogeneic anti-DLL3 CAR T cell product candidate could be used alone or in combination with PD-1/PD-L1 therapy.

We are currently testing and refining constructs for an anti-DLL3 CAR T candidate and investigating the use of TurboCARs and next generation TurboCARs designed to overcome negative effects of the tumor microenvironment. Following completion of these studies, we plan to progress to IND-enabling studies.

We also plan to investigate the potential to enhance our platform using next-generation technologies such as TurboCARs, renewable cell sources, site-specific integration, multi-specific CARs and other technology related to enhancing specificity and avoiding immune rejection.

•TurboCARs. Mimicking cytokine signaling within a CAR T cell could enhance the proliferative potential, migratory behavior, activation status and killing activity of cells. Such modulation may enhance the anti-tumor activity and durability of CAR T cells without affecting non-engineered immune cells. We believe TurboCARs may also allow for reduced CAR T cell dose requirements and greater impact in overcoming exhaustion in solid tumor environments. We are investigating multiple constructs designed to mimic cytokine signaling selectively within CAR T cells, a technology platform that we call “TurboCARs”. We are progressing our first TurboCAR, ALLO-605, which targets BCMA and uses a constitutive cytokine signaling domain and a rituximab-mediated off-switch. We plan to submit an IND to initiate a Phase 1 clinical trial of ALLO-605 in the first half of 2021.

•Renewable Cell Source. In November 2019, we entered into a Collaboration and License Agreement with Notch (the Notch Collaboration Agreement), pursuant to which Notch has granted to us an exclusive, worldwide, royalty-bearing, license to certain Notch intellectual property to develop and commercialize gene-edited T cell and/or natural killer cell products from iPSCs directed at certain CAR targets for initial application in NHL, ALL and multiple myeloma. We believe iPSCs may provide renewable starting material for our allogeneic CAR T cell product candidates that could allow for improved efficiency of gene editing, greater scalability of supply, product homogeneity and more streamlined manufacturing. We commenced the research collaboration with Notch in 2019.

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

•Increasing tumor specificity of targets: We are investigating technology to localize activity of an allogeneic CAR T cell to the tumor microenvironment in an effort to extend specificity and therefore safety of CAR T cells. We believe this approach may be particularly promising for solid tumor targets that are associated with normal tissue toxicities.

•Next-generation anti-rejection technology: We are investigating additional ways, beyond our existing anti-CD52 antibody technology, to prevent patient immune rejection of our allogeneic CAR T cells. We are exploring ways to engineer allogeneic CAR T cells to escape detection from the patient immune system. We are also exploring engineering allogeneic CAR T cells with mechanisms to attack certain patient immune cells that would otherwise lead to rejection. For instance, we are exploring allo-immune defense receptor technology licensed from the Baylor College of Medicine. This technology is designed to recognize and destroy allo-reactive host immune cells that would otherwise be capable of rejecting the allogeneic CAR T cells, which could provide enhanced persistence of the allogeneic CAR T cells.

In addition, we continually survey the scientific and industry landscape for opportunities to license, partner or acquire technologies that may help us advance current or new T cell therapies for the benefit of patients.
Our Manufacturing Strategy

We have invested resources to optimize our manufacturing process, including the development of improved analytical methods and instrumentation. We plan to continue to invest in process science, product characterization and manufacturing to continuously improve our production and supply chain capabilities over time.

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

Our cell-based product candidates are currently manufactured in the United States by a CMO, and we manage all other aspects of the supply, including planning, CMO oversight, disposition and distribution logistics. The CMO that is manufacturing our clinical supply is subject to cGMP requirements, using qualified equipment and materials. We also utilize separate third party contractors to manufacture cGMP raw materials that are used for the manufacturing of our product candidates, such as viral vectors that are used to deliver the applicable CAR gene into the T cells. We believe all materials and components utilized in the production of the cell line, viral vector and final T cell product are available from qualified suppliers and suitable for pivotal process development in readiness for registration and commercialization.

In addition, in February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. We are phasing the build-out of the facility, and completed the build-out of the majority of the facility at the end of 2020. We expect to initiate cGMP manufacturing operations in 2021. However, we expect to continue to rely on our CMO and may rely on CMOs and other third parties for the manufacturing and processing of our product candidates in the future. We also utilize a CMO in the United States for the manufacture and supply of ALLO-647 and we plan to continue to rely on the CMO for future production of ALLO-647. We believe the use of contract manufacturing and testing for our first clinical product candidates has allowed us to rapidly prepare for clinical trials in accordance with our development plans. We expect third-party manufacturers will be capable of providing and processing sufficient quantities of our product candidates to meet anticipated clinical trial demands.

We plan to create a robust supply chain with redundant sources of supply comprised of both internal and external infrastructure.

Strategic Agreements

On December 14, 2020, we entered into a License Agreement with Allogene Overland Biopharm (CY) Limited, a joint venture established by us and Overland Pharmaceuticals (CY) Inc., pursuant to a Share Purchase Agreement, dated December 14, 2020, for the purpose of developing, manufacturing and commercializing allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore.
We have also entered into multiple additional strategic agreements and collaborations, including an Asset Contribution Agreement with Pfizer (the Pfizer Agreement), a License Agreement with Cellectis (the Cellectis Agreement), an Exclusive License and Collaboration Agreement with Servier (the Servier Agreement), and the Notch Collaboration Agreement
For additional information regarding our significant agreements, see Note 7 to our consolidated financial statements appearing elsewhere in this Annual Report.
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

We are actively building our intellectual property portfolio around our product candidates and our discovery programs, based on our own intellectual property as well as licensed intellectual property. Following the execution of the Pfizer Agreement, we are the owners of, co-owners of, or the licensee of multiple patents and patent applications in the United States and worldwide. These licensed assets include rights to the Cellectis TALEN gene-editing technology to engineer T cells that lack functional TCRs and to inactivate the CD52 gene in donor cells. We have exclusive worldwide rights to these patents for certain antigen targets, including BCMA, CD70, FLT3 and DLL3, and have U.S. rights to these patents for CD19. We also have rights to a Cellectis U.S. patent for technology covering an engineered T cell therapy combining CD52 gene knockout in combination with an anti-CD52 antibody for certain products directed against certain antigen targets. Our patent rights are composed of patents and pending patent applications that are solely owned by us, co-owned with Servier, co-owned with Cellectis, exclusively licensed from Pfizer, exclusively licensed from Servier, or exclusively licensed from Cellectis.

Our patent portfolio includes protection for our lead product candidates, ALLO-501, ALLO-501A and ALLO-715, as well as our other research-stage candidates. With respect to ALLO-501 and ALLO-501A, we have an exclusive license from Servier in the United States to patent rights covering composition of matter and methods of making and use covering ALLO-501 and ALLO-501A. With respect to ALLO-715, we have an exclusive license from Pfizer to patent rights covering ALLO-715 in the United States and in foreign jurisdictions. These rights include composition of matter protection for ALLO-715 and methods of making and using ALLO-715. More generally, our patent portfolio and filing strategy is designed to provide multiple layers of protection by pursuing claims directed toward: (1) antigen binding domains directed to the targets of our product candidates; (2) CAR constructs used in our product candidates; (3) methods of treatment for therapeutic indications; (4) manufacturing processes, preconditioning methods, and dosing regimens; and (5) reducing GvHD, and methods for genetically engineering immune cells suitable for allogeneic use.

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
Competition

If successfully developed, our products will compete with novel therapies developed by biopharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions, in addition to standard of care treatments. Due to the promising therapeutic effect of T cell therapies in clinical trials, we anticipate increasing competition from existing and new T cell products, including products that are both autologous and allogeneic in nature. We also anticipate competition from other cell-based and immune-based therapies in development.

Autologous T cell therapies directed at CD19 have been successfully developed by Novartis, Kite and Bristol-Myers Squibb Company (BMS). In August 2017, Novartis obtained FDA approval to commercialize Kymriah for the treatment of children and young adults with B-cell ALL that is refractory or has relapsed at least twice. In May 2018, Kymriah received FDA approval for adults with R/R large B-cell lymphoma. In October 2017, Kite obtained FDA approval to commercialize Yescarta, for the treatment of adult patients with R/R large B-cell lymphoma. A supplemental BLA for Yescarta for R/R FL and R/R marginal zone lymphoma was submitted in September 2020. Kite has also received FDA approval for a second autologous CD19-directed T cell therapy, Tecartus, for use in R/R mantle cell lymphoma. In February 2021, BMS obtained FDA approval for its anti-CD19 autologous T cell therapy, Breyanzi (lisocabtagene maraleucel), for the treatment of adults with certain types of large B-cell lymphoma who have not responded to, or who have relapsed after, at least two other types of systemic treatment.

BMS and bluebird bio, Inc. have submitted a BLA to the FDA for approval of an anti-BCMA autologous T cell therapy, idecabtagene vicleucel, for the treatment of adult patients with multiple myeloma who have received at least three prior therapies. In addition, Johnson & Johnson and partner Legend Bio have initiated a rolling BLA submission for an anti-BCMA autologous T cell therapy, ciltacabtagene autoleucel, for the same indication.

Autologous T cell therapies are being developed by a number of additional companies, including but not limited to Adaptimmune Therapeutics PLC, ArsenalBio, Autolus Therapeutics plc, Gilead Sciences, Inc., Gracell Biotechnologies Inc., Iovance Biotherapeutics, Inc., Mustang Bio, Inc., Novartis International AG, Pact Pharma, Inc., TCR² Therapeutics Inc., Tmunity Therapeutics, Inc., and Unum Therapeutics Inc.

Allogeneic T cell therapies have yet to receive FDA approval though the number of companies developing allogeneic product candidates has expanded greatly in recent years. This includes Atara Biotherapeutics, Inc., Caribou Biosciences, Inc., Celyad S.A., CRISPR Therapeutics AG, Editas Medicine, Inc., Gilead Sciences, Inc., Intellia Therapeutics, Inc., Poseida Therapeutics, Inc., Precision Biosciences, Inc., Sana Biotechnology, Inc., and Tessa Therapeutics Ltd. Additionally, Cellectis has several fully-owned allogeneic CAR programs that could compete with programs that fall outside our agreement with Cellectis.

There are also cell therapies under development that are based upon cell types other than the common type of T cells used by us and known as alpha/beta T cells. These include product candidates derived from natural killer cells, natural killer T cells, and gamma/delta T cells. Companies developing such therapies include Fortress Biotech, Inc., Gamida Cell Ltd., GammaDelta Therapeutics Limited, Fate Therapeutics, Inc., In8bio, Inc., Kuur Therapeutics Inc., Lyell Immunopharma, Inc., Nkarta, Inc., Artiva Biotherapeutics, Inc. and Takeda Pharmaceutical Company Limited.

Competition may also arise from non-cell based immune oncology platforms. For instance, we may experience competition from companies, such as Amgen Inc., BMS, Compass Therapeutics, Inc., F. Hoffmann-La Roche AG, Genmab A/S, GlaxoSmithKline plc, Harpoon Therapeutics, Inc., MacroGenics, Inc., Merus N.V., Regeneron Pharmaceuticals, Inc., and Xencor Inc., that are pursuing T cell engagers that target both the cancer antigen and T cell receptor, thus bringing both cancer cells and T cells in close proximity to maximize the likelihood of an immune response to the cancer cells. Additionally, companies, such as ADC Therapeutics SA, Amgen Inc., Daiichi Sankyo Company, Limited, Gilead Sciences, Inc., GlaxoSmithKline plc, ImmunoGen, Inc., Seattle Genetics, Inc., Silverback Therapeutics, Inc., and Sutro Biopharma, Inc., are pursuing antibody drug conjugates, which utilize the targeting ability of antibodies to deliver cell-killing agents directly to cancer cells.

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

In February 2021, the FDA granted fast track designation status to ALLO-501A for the treatment of adult patients with R/R DLBCL.

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

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information to CMS related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

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

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the Affordable Care Act provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•created an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;
•increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (AMP);
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
•required annual reporting of certain information regarding drug samples that manufacturers and distributors provide to physicians; and
•established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been legal and political challenges to certain aspects of the Affordable Care Act. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance, commonly known as the “individual mandate”, as part of the Tax Cuts and Jobs Act of 2017 (Tax Act). In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.

Further, the Bipartisan Budget Act of 2018 (BBA), among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet to rule on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We anticipate that these and other healthcare reform efforts will continue to result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

California Consumer Privacy Act

California recently enacted legislation, effective January 1, 2020, that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (CCPA), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. As our business progresses, the CCPA may become applicable and impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
Human Capital

As of February 1, 2021, we had 265 total employees, of which 264 are full-time. Of our full-time employees, 69 hold Ph.D. and/or M.D. degrees, and 195 are engaged in research, development and technical operations. Substantially all of our employees are located in South San Francisco and Newark, California. Our employees are not represented by labor unions or covered by collective bargaining agreements. We believe that our employee morale is healthy and consider our relationship with our employees to be good.

We believe our workforce is key to Allogene’s success and we actively focus on the following core elements of human capital: (1) our “One Allogene” culture, (2) diversity, equity and inclusion, and (3) recruitment, development and retention. Given the COVID-19 pandemic, we have also focused on COVID-19 safety measures and new ways of generating employee engagement.

One Allogene Culture

We have recently advanced an expression of our culture under the framework of “One Allogene”:

One Allogene

We only succeed as a team.
We accomplish more together than as individuals when we unite as one Allogene community.

We are resilient, because we strive to save the lives of people with cancer.
We come together with purpose, courage and flexibility despite challenges or uncertainty because every potential patient is someone’s partner, parent, child, sibling or friend.

We aim for excellence and give it our all.
We pursue scientific innovation with a focus on quality and integrity in everything we do to forever change how cancer is treated.

We take ownership and get things done.
We are leaders who embrace urgency, initiative and follow through, with the humility to know each one of us is vital to making AlloCAR T therapy a reality.

We are good to one another.
We value diversity of thought, background and expertise, we earn each other’s trust, and assume good intention as we collaborate to help patients.

We are creating a scientific revolution.

We are One Allogene

These core elements of our culture are meant to define how and why we do business. In addition, our core values of collaboration, leadership, innovation and focus help drive our culture and behaviors and are layered into our performance reviews so that we can keep ourselves and our employees accountable.

Diversity, Equity and Inclusion

We are committed to cultivating, fostering, and preserving a culture of diversity, equity and inclusion (DEI). We foster an inclusive environment through respect, collaboration, and open communication. We embrace and encourage differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, culture or customs, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique. We also embrace differences in experience and background, and welcome diversity of opinions and thought when making decisions.

As of February 1, 2021, our employees were self-reportedly 49% women. Of our Director-level and above employees, 42% were self-reportedly women.

In addition, as of February 1, 2021, 66% of all employees were self-reportedly ethnic or racial minorities in the U.S., with 52% Asian, 3% Black or African American, 5% Hispanic or Latino and 5% of other minority groups or two or more races. Of our Director-level and above employees, 39% were self-reportedly ethnic or racial minorities in the U.S., with 30% Asian, 1% Black or African American, 1% Hispanic or Latino and 6% of other minority groups or two or more races.

Although we are proud of our efforts and metrics to date, we are focused on broadening our outreach and increasing opportunities to underrepresented minorities, including increased recruitment efforts in minority communities by posting our open positions on top job boards for diversity hiring, participating in diversity focused career fairs and hosting science, technology, engineering, and mathematics (STEM)-based outreach in underserved communities at the elementary, junior high and high school level. We have and will continue to conduct unconscious bias training and provide guidance with respect to best practices with a focus on DEI for interviewers. Our recruiters and hiring managers are also encouraged to consider candidates from underrepresented groups and to have diverse interview panels. In addition, we have an Employee Referral Bonus Program that rewards employees for referring candidates from underrepresented groups that are ultimately hired.

Our DEI initiatives are applicable to our practices and policies, such as those on recruitment, compensation and professional development. We are also progressing the ongoing development of an inclusive work environment that encourages:

•Respectful communication and cooperation between all employees.
•Valuing and soliciting input, feedback and opinions from relevant staff.
•Teamwork and employee participation, permitting the representation of employee perspectives.
•Employer and employee contributions to the communities we serve to promote a greater understanding and respect for the diversity.

To champion our efforts in this area, we established a governance structure and formed a DEI Committee as well as an associated DEI Advisory Board, each of which is comprised of employees of various levels, departments and backgrounds. The DEI Committee formalized a DEI mission statement and also advanced a DEI policy that sets forth our commitment to the importance of DEI and the responsibility of our employees to adhere to our policy, including by treating others with dignity and respect at all times. Pursuant to our DEI policy, all employees are also required to attend and complete annual diversity awareness training to enhance their knowledge to fulfill this responsibility. The DEI Committee and DEI Advisory Board continually work to identify gaps, respond to feedback provided by peers, and present suggestions on our practices and policies to encourage and enforce an environment in which all employees feel included and empowered to achieve their best.

We believe in equal pay for equal work. We establish components and ranges of compensation based on market and benchmark data. Within this context, we strive to pay all employees equitably within a reasonable range, taking into consideration factors such as role; market data; internal equity; job location; relevant experience; and individual, department and company performance. We also regularly review our compensation practices and analyze our compensation decisions for individual employees and our workforce as a whole on at least an annual basis. In 2020, we conducted a pay equity analysis which we believe demonstrated that our compensation practices and structure are equitable. If we identify employees with unjustified pay gaps, we review and take appropriate action to ensure fidelity between our stated philosophy and actions.

We plan to continue to seek feedback from the DEI Committee, DEI Advisory Board and all our employees to help us achieve our full potential.

Recruitment, Development and Retention

Successful execution of our strategy is dependent on attracting, developing and retaining our employees. We believe our leadership in the field of allogeneic cell therapy and our culture have allowed us to recruit a talented workforce. In 2020, we recruited over 90 new employees. Our average time to hire was less than three months and a significant majority of candidates accepted our offers.

We believe our total compensation package also helps recruit and retain our employees. We strive to provide pay, benefits, and services that are competitive to market and create incentives to attract and retain employees. Our compensation package includes market-competitive pay, broad-based stock grants, health care and 401(k) plan benefits, paid time off and family leave, among others. We also provide annual incentive bonus opportunities that are tied to both company performance as well as individual performance to foster a pay-for-performance culture.

Developing our employees is important, and we focus on providing training opportunities and promotional opportunities. Learning and development, training and other resources are an integral part of retaining our employees and creating a culture of learning and leadership within Allogene. For instance, we have an annual required manager training that allows managers to learn and practice fundamental management skills to enable them to be more effective managers. We also train relevant members of our team on important environmental health and safety topics to help ensure we protect our people and our environment as we operate our business. We encourage our employees to participate and take advantage of a variety of learning and development resources, including online business skills courses, professional development events, and external training programs based on individual needs. We also actively review employee performance and business needs every six months that lead to promotional opportunities for employees across departments and levels.

We believe Allogene is an attractive workplace and our voluntary attrition rate for 2020 was less than 10%. However, we are in a highly competitive field and geographic region for life science talent and historically have faced proportionally higher attrition among our research, development and technical operations teams than our general and administrative teams. We believe we will continue to face significant competition for life science talent.

COVID-19 Employee Safety and Engagement

In March 2020 and in response to the spread of COVID-19 and state and local orders, we limited the number of staff working at our facilities. We also established an internal COVID-19 task force to ensure timely communication and decision-making in response to COVID-19. For laboratory, manufacturing and support staff onsite, we implemented new safety protocols, such as facial covering, social distancing and temperature check requirements. We continue to provide updates regarding COVID-19 and communicate with our employees on a frequent basis. For employees working remotely, we have provided collaboration tools and resources, including loaning certain office equipment and providing trainings to help leaders effectively lead and manage remote teams.

In addition, we enhanced and promoted programs to support our culture initiatives and employees’ wellbeing. For instance, we have implemented Human Resources-led virtual check-ins with our employees (both new hires and tenured employees), conducted surveys regarding culture and COVID-19 related initiatives, and also encouraged skip-level meetings in addition to emphasizing the importance of managers having regular 1:1 meetings with their team members. We also instituted biweekly virtual town-halls led by our Chief Executive Officer to provide all employees updates relating to our business and the opportunity to anonymously ask questions of our leadership team. In addition, we provided emergency pay to any employees unable to work due to the pandemic impact and implemented virtual fitness and meditation classes. We plan to stay engaged with our employees and work to continuously improve to strengthen Allogene’s culture and commitment to patients and stockholders.
Corporate Information

We were incorporated in Delaware in November 2017. Our principal executive offices are located at 210 East Grand Avenue, South San Francisco, California 94080, and our telephone number is (650) 457-2700. Our corporate website address is www.allogene.com. We make available, free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Information contained on or accessible through our website is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only.

Item 1A. Risk Factors

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. We have identified the following material factors that make an investment in our common stock speculative or risky. You should carefully consider the following risk factors, as well as the other information in this Annual Report. The occurrence of any of the following risks could harm our business, financial condition, results of operations and growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business and Industry
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2020, we reported a net loss of $250.2 million. As of December 31, 2020, we had an accumulated deficit of $646.3 million.
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
•conditioning patients with chemotherapy and ALLO-647 or other lymphodepletion agents in advance of administering our product candidates, which may increase the risk of infections and other adverse side effects;
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

Cellectis’s TALEN technology involves a relatively new approach to gene editing, using sequence-specific DNA-cutting enzymes, or nucleases, to perform precise and stable modifications in the DNA of living-cells and organisms. Although Cellectis has generated nucleases for many specific gene sequences, it has not created nucleases for all gene sequences that we may seek to target, and Cellectis may have difficulty creating nucleases for other gene sequences that we may seek to target, which could limit the usefulness of this technology. This technology may also not be shown to be effective in clinical studies that Cellectis, we or other licensees of Cellectis technology may conduct, or may be associated with safety issues that may negatively affect our development programs. For instance, gene-editing may create unintended changes to the DNA such as a non-target site gene-editing, a large deletion, or a DNA translocation, any of which could lead to oncogenesis. The gene-editing of our product candidates may also not be successful in limiting the risk of GvHD or premature rejection by the patient.
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
•interruption of key clinical trial activities, such as obtaining laboratory materials for collecting patient samples, clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed or recommended by federal, state or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical study endpoints;
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
•interruption of, or delays in receiving, supplies of our raw materials or product candidates from our suppliers and contract manufacturing organizations (CMOs) due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, or due to prioritization of production for COVID-19 specific therapies or vaccines; and
•limitations on employee resources that would otherwise be focused on advancing our business, including because of sickness of employees or their families, including executive officers and other key employees, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions.
State and local government response to the pandemic has included "shelter in place", "stay at home" and similar types of orders, which have limited travel and business operations in our locations, the location of our clinical trial sites, and the location of key vendors, including our CMOs. Beginning the week of March 9, 2020, the majority of our workforce began working from home. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. While we, our clinical trials sites and certain of our vendors, including our CMOs, are currently exempt from the orders for certain essential operations, any of the applicable exemptions may be curtailed or revoked, which would further adversely impact our business.
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
In addition, pursuant to the Servier Agreement, we expect Servier to continue to support our clinical trials of ALLO-501 and ALLO-501A for the treatment of patients with R/R NHL. Should Servier become unable to continue providing its share of financial support for the ALLO-501 and ALLO-501A clinical trials, our expenses may be greater than we currently expect and we may have difficulty progressing our ongoing and planned clinical trials in a timely manner. Moreover, as the CALM and PALL clinical trials of UCART19 have completed, we are reliant on Servier for progressing a development strategy for ALL and any development strategy may face challenges, such as regulatory delays and unforeseen expenses if we consolidate programs.
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

We are also advancing product candidates against unexplored targets and with new technology. For example, we are advancing ALLO-316 against a target, CD70, that has not been validated by any autologous CAR T therapies. ALLO-316 may have limited efficacy or have off-target toxicities. Since CD70 is found on activated T cells, ALLO-316 may also cause fratricide resulting in the loss of ALLO-316 cells or increase the risk of infections. In addition, our ALLO-605 product candidate is our first TurboCAR candidate that is designed to mimic cytokine signaling selectively within CAR T cells. Our TurboCAR product candidates may not demonstrate any of the benefits that we expect. As potentially more potent, our TurboCAR product candidates may also increase the risk of adverse events, such as CRS and neurotoxicity.
The clinical study requirements of the FDA, European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. We face additional challenges in obtaining regulatory approval for ALLO-647, which we use as part of our lymphodepletion regimen, and for which we would seek to obtain approval concurrently with approval of a CAR T cell product candidate. Approvals by the EMA and FDA for existing autologous CAR T therapies, such as Kymriah and Yescarta, may not be indicative of what these regulators may require for approval of our therapies. Also, while we expect reduced variability in our products candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability and the use of healthy donor material may create separate variability challenges for us. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the autologous CAR T therapies that have previously been approved. For instance, allogeneic product candidates may result in GvHD not experienced with autologous products. Even if we collect promising initial clinical data of our product candidates, longer-term data may reveal new adverse events or responses that are not durable. Unexpected clinical outcomes would significantly impact our business.
Our business is highly dependent on the success of our lead product candidates. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.
Our business and future success depends on our ability to advance clinical development, obtain regulatory approval of, and then successfully commercialize, our lead product candidates, including ALLO-501A and ALLO-715. Because ALLO-501, ALLO-501A and ALLO-715 are among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidate, or the failure of other allogeneic T cell therapies, including for reasons due to safety, efficacy or durability, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies. For instance, we are planning to progress to the Phase 2 portion of the ALPHA2 trial of ALLO-501A by the end of 2021. In order to do so, we will need to complete many objectives, such as continued enrollment in the ALPHA trial and ALPHA2 Phase 1 portion of the trial, timely patient follow-up, generation of positive Phase 1 data, advancement of cGMP manufacturing of ALLO-501A and approval from the FDA on any Phase 2 plan. If we are unable to achieve any of these objectives, we may not be able to advance to Phase 2 in a timely manner or at all, which would significantly harm our business.
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

Our allogeneic CAR T cell product candidates may also cause unique adverse events related to the differences between the donor and patients, such as GvHD or infusion reactions. In addition, we utilize a lymphodepletion regimen, which generally includes fludarabine, cyclophosphamide and ALLO-647, that may cause serious adverse events. For instance, because the regimen will cause a transient and sometimes prolonged immune suppression, patients will have an increased risk of infection, such as to COVID-19, that may be unable to be cleared by the patient and ultimately lead to death. Our lymphodepletion regimen has caused and may also cause prolonged cytopenia. We are also exploring various dosing strategies for lymphodepletion in our clinical trials, such as higher and lower dosing of ALLO-647 in combination with fludarabine and cyclophosphamide, which may increase the risk of serious adverse events.
In our and Servier's clinical trials of allogeneic CAR T product candidates, the most common severe or life threatening adverse events resulted from serious infections, prolonged cytopenia, prolonged pancytopenia, hypokalemia, multiple organ dysfunction syndrome and neutropenic sepsis. As reported, patients have died from adverse events and future patients may also experience toxicity resulting in death. For additional safety data, please see "Business--Product Pipeline and Development Strategy".
As we treat and re-treat more patients with our product candidates in our clinical trials, new less common side effects may also emerge. For instance, our allogeneic CAR T cell product candidates undergo gene engineering by using lentivirus and TALEN nucleases that can cause insertion, deletion, or chromosomal translocation. These changes can cause allogeneic CAR T cells to proliferate uncontrollably and may cause adverse events. In addition, we may combine the use of our product candidates with other investigational therapies that may cause separate adverse events or events related to the combination. For instance, we are advancing a combination of ALLO-715 and nirogacestat, a gamma secretase inhibitor, in a cohort in the UNIVERSAL trial. The most common adverse events relating to nirogacestat in prior trials have included diarrhea, nausea, fatigue, hypophosphatemia, vomiting, rash, cough, decreased appetite, pyrexia and hypokalemia. These or other adverse events could result in the suspension of therapy or otherwise adversely impact the UNIVERSAL trial.
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
From time to time, we may publish initial, interim or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For instance, we have published preliminary data from the ALPHA trial and UNIVERSAL trial, however such results are preliminary in nature, do not bear statistical significance and should not be viewed as predictive of ultimate success. It is possible that such results will not continue or may not be repeated in ongoing or future clinical trials of anti-CD19 or anti-BCMA CAR T cell product candidates or our other product candidates.
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
We plan to submit INDs for additional product candidates in the future, including an IND for ALLO-605 in the first half of 2021. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs or IND amendments. For instance, we intend to optimize the manufacturing of our product candidates, including ALLO-501A, and regulatory authorities may require additional studies or clinical data to support the changes, which could delay our clinical trial timelines, including the Phase 2 portion of the ALPHA2 trial. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, IND amendment or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.
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

In the prior CALM and PALL trials, a commercially available monoclonal antibody, alemtuzumab, that binds CD52 was used. Alemtuzumab is known to have risk of causing certain adverse events. In 2020, the EMA completed a pharmacovigilance review of alemtuzumab in the context of the treatment of multiple sclerosis following reports of immune-mediated conditions and problems affecting the heart and blood vessels, including fatal cases. The EMA recommended that alemtuzumab should not be used in patients with certain heart, circulation or bleeding disorders or in patients who have autoimmune disorders other than multiple sclerosis. The EMA also recommended that alemtuzumab only be given in a hospital with ready access to intensive care facilities and specialists who can manage serious adverse reactions. Based on the recommendations, we have added relevant new safety information to certain of our clinical trial documentation, including informed consent forms. Our product candidates will also continue to be administered at specialized centers, which are experienced at managing patients with advanced malignancies as well as toxicities associated with immunomodulatory therapies. We will continue to monitor any new safety information that will be reported or added to the product labels of alemtuzumab. If the EMA or other regulatory agencies further limit the use of alemtuzumab or anti-CD52 antibodies, our clinical program would be adversely affected.

To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647, which we are using in our clinical trials. ALLO-647 may cause serious adverse events that alemtuzumab may cause, including fatal adverse events, immune thrombocytopenia, glomerular nephropathies, thyroid disorders, autoimmune cytopenias, autoimmune hepatitis, hemophagocytic lymphohistiocytosis, acquired hemophilia and infections, stroke, and progressive multifocal leukoencephalopathy. In addition, we are exploring various dosing strategies for lymphodepletion in our clinical trials, such as higher and lower dosing of ALLO-647 in combination with fludarabine and cyclophosphamide, which may increase the risk of serious adverse events. See "Business--Product Pipeline and Development Strategy" for information on safety events.
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
We intend to operate our own cell therapy manufacturing facility, which will require significant resources and we may fail to successfully operate our facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.
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
In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. While we expect to initiate manufacturing under current good manufacturing practices (cGMP) in 2021, any business interruptions or delays to our validation or commissioning efforts, securing equipment and raw materials, or obtaining appropriate regulatory or licensing approvals, in each case which may be more likely as a result of the COVID-19 pandemic, will delay our manufacturing timelines.
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
We also do not yet have sufficient information to reliably estimate the cost of the clinical and commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. In addition, the ultimate clinical and any commercial dose and treatment regimen will affect our ability to scale and our costs per dose. For instance, because ALLO-715 may require a higher dose than ALLO-501A, it is possible that it may be more difficult to scale ALLO-715 production to meet any demand. As a result, we may never be able to develop a commercially viable product. The commercial manufacturing facility we build will also require FDA approval, which we may never obtain. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP, and other government regulations.

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

These and other risks associated with our collaborations with Servier and Cellectis, each based in France, our collaboration with Notch Therapeutics Inc. (Notch), based in Canada, and our joint venture for China, Taiwan, South Korea and Singapore with Overland Pharmaceuticals (CY) Inc., may materially adversely affect our ability to attain or maintain profitable operations.
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
Specifically, engineered T cells face significant competition from multiple companies. Success of other therapies could impact our regulatory strategy and delay or prevent regulatory approval of our product candidates. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Item 1. Business—Competition” in our Annual Report.
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
As of February 1, 2021, we had 265 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:
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
Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage our growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Our ability to build our organization and manage our employees has also been affected by the COVID-19 pandemic, as our staff are working from home, except for a limited number primarily working in our laboratories and manufacturing facility. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
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
We may form or seek additional strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.
We may form or seek additional strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.
If we license products or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our agreements with Cellectis, Servier, Notch and SpringWorks require significant research and development that may not result in the development and commercialization of product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.
We may not realize the benefits of acquired assets or other strategic transactions.

We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions, including our acquisition of CAR T cell assets from Pfizer, licenses with Cellectis, Servier and Notch, joint venture with Overland Pharmaceuticals (CY) Inc. and any future strategic transactions depends on the risks and uncertainties involved including:
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
Additionally, foreign acquisitions and joint ventures are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries. For instance, our joint venture with Overland Pharmaceuticals (CY) Inc. may face difficulties manufacturing or delivering our licensed product candidates in China, Taiwan, South Korea or Singapore, which could prevent any development or commercialization of our licensed product candidates in the region. The joint venture will also require significant financial support in the future by us or third parties, and any future financing of the joint venture would increase our expenses or dilute our ownership in the joint venture.
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
We expect to spend a substantial amount of capital in the development and manufacture of our product candidates. We will need substantial additional financing to develop our products and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our products and initiate and complete registration trials for multiple products in multiple regions. Further, if approved, we will require significant additional amounts in order to launch and commercialize our product candidates.
As of December 31, 2020, we had $1.0 billion in cash, cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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
Our internal computer systems and those of our CROs, collaborators, and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, cybersecurity threats, and telecommunication and electrical failures. In addition, the COVID-19 pandemic has intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, financial loss or otherwise compromise our confidential or proprietary information and disrupt our operations. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal, and international law and may cause a material adverse impact to our reputation, affect our ability to conduct our clinical trials and potentially disrupt our business.
Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny. Any failure by third-party providers to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us.
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
In addition to the business disruptions caused by the COVID-19 pandemic or cybersecurity attacks described above, our operations, and those of our CMOs, CROs, clinical trial sites and other contractors and consultants, could be subject to other disruptions, including those caused by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
Our ability to manufacture our product candidates could be disrupted if our operations or those of our suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters and manufacturing facility are located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.
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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. If our operations are found to be in violation of any of these laws that apply to us, we may be subject to significant civil, criminal and administrative penalties.
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
Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (CPPA), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. As our business progresses, the CCPA may become applicable and significantly impact our business activities and exemplifies the vulnerability of our business to evolving regulatory environment related to personal data and protected health information.
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

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our IPO in October 2018 and private placements and other transactions that have occurred since our incorporation, we may have experienced an “ownership change”. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
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
Our product candidates are manufactured in the United States by our CMOs, and we manage all other aspects of the supply, including planning, CMO oversight, disposition and distribution logistics. In the past, Servier was responsible for UCART19 manufacturing, and experienced UCART19 supply issues that limited its ability to recruit new patients in the past. There can be no assurance that we will not experience supply or manufacturing issues in the future.

While we are in the process of developing our own manufacturing facility for cell therapies, we must currently rely on outside vendors to manufacture supplies and process our product candidates. We do not have long-term agreements in place with CMOs for the manufacture of our cell therapies or of ALLO-647. If we are unable to contract with CMOs on acceptable terms or at all, our clinical development program would be delayed and our business would be significantly harmed.
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
•obtaining regulatory and other approvals to modify the conduct of a clinical trial;

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
The Biologics Price Competition and Innovation Act of 2009 (BPCIA) was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable Care Act) to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty and could have a material adverse effect on the future commercial prospects for our biological products.
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
Given the molecular similarities between ALLO-501 and ALLO-501A, we may have additional difficulties progressing any clinical trial of ALLO-501A, if emerging data from the clinical trial of ALLO-501 have safety or other issues.
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
As we are concurrently developing ALLO-647 to be used as part of the lymphodepletion regimen for our allogeneic CAR T cell product candidates, mapping a path for dual approval of ALLO-647 and any of our CAR T cell product candidates and coordinating concurrent review with different divisions of the FDA create additional regulatory uncertainty for us and may delay the development of our product candidates. We expect the Center for Drug Evaluation and Research division of the FDA to exercise authority over the regulatory approval of ALLO-647 while the CBER division will oversee the regulatory approval of our allogeneic CAR T cell product candidates.
In addition, we expect regulatory authorities will require us to demonstrate the safety of ALLO-647 and its contribution to the overall benefit to risk ratio of the lymphodepletion regimen, including through a cohort of patients that do not receive ALLO-647. If we are unable to meet any of the requirements of the regulatory authorities, we may be required to conduct additional clinical studies. We cannot be certain we will be able to successfully obtain regulatory approval of ALLO-647 in a timely manner or at all. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic CAR T cell product candidates.
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
The gene-editing technologies that we use are novel. Public perception may be influenced by claims that gene editing is unsafe, and products incorporating gene editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in our targeted diseases prescribing our product candidates as treatments in lieu of, or in addition to, existing, more familiar, treatments for which greater clinical data may be available. Any increase in negative perceptions of gene editing may result in fewer physicians prescribing our treatments or may reduce the willingness of patients to utilize our treatments or participate in clinical trials for our product candidates. In addition, given the novel nature of gene-editing and cell therapy technologies, governments may place import, export or other restrictions in order to retain control or limit the use of the technologies. For instance, any limits on exporting certain of our technology to China may adversely affect Allogene Overland Biopharm (CY) Limited (Allogene Overland), a joint venture established by us and Overland Pharmaceuticals (CY) Inc. Increased negative public opinion or more restrictive government regulations either in the United States or internationally, would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for such product candidates.
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
Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably. In particular, in 2010 the Affordable Care Act was enacted. The Affordable Care Act and its implementing regulations, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our product candidates, under the Medicaid drug rebate program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid drug rebate program, extended the Medicaid drug rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Additionally, the Affordable Care Act allowed states to implement expanded eligibility criteria for Medicaid programs, imposed a new Medicare Part D coverage gap discount program, expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program and implemented a new Patient-Centered Outcomes Research Institute. There have been legal and political challenges to certain aspects of the Affordable Care Act. The U.S. Supreme Court is currently reviewing the constitutionality of the Affordable Care Act, but it is unknown when a decision will be reached. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
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
We depend substantially on our license agreements with Pfizer, Servier and Cellectis. These licenses may be terminated upon certain conditions. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. For example, we are dependent on our license with Cellectis for gene-editing technology that is necessary to produce our engineered T cells. In addition, we are reliant on Servier in-licensing from Cellectis some of the intellectual property rights they are licensing to us, including certain intellectual property rights relating to ALLO-501 and ALLO-501A. To the extent these licensors fail to meet their obligations under their license agreements, which we are not in control of, we may lose the benefits of our license agreements with these licensors. In the future, we may also enter into additional license agreements that are material to the development of our product candidates.
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
Confidentiality agreements with employees, Allogene Overland and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.
In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. Although we require all of our employees to assign their inventions to us, and require all of our employees and key consultants who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. For example, we plan to transfer technology to Allogene Overland in certain developing countries, and we cannot be certain that we or Allogene Overland will be able to protect or enforce any proprietary rights in these countries. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.
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
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries where Allogene Overland may do business, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us or Allogene Overland to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. The lease commenced in November 2020 and has an initial term of 15 years and eight months.
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
Holders of Common Stock
As of February 25, 2021, there were approximately 69 holders of record of our common stock.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows the value of an investment of $100 from October 11, 2018 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2020, in our common stock, the Standard & Poor’s 500 Index (S&P 500), the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return date ended
	10/11/2018	12/31/2018	6/30/2019	12/31/2019	6/30/2020	12/31/2020
Allogene Therapeutics, Inc.	$100.00	$122.41	$122.05	$118.09	$194.64	$114.73
S&P 500	$100.00	$90.28	$105.94	$116.35	$111.65	$135.26
Nasdaq Biotechnology	$100.00	$87.25	$98.26	$108.54	$123.19	$136.42
Nasdaq Composite	$100.00	$89.81	$108.37	$121.45	$136.15	$174.45
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
Use of Proceeds from Initial Public Offerings of Common Stock

In October 2018, we completed our initial public offering, and sold 18,000,000 shares of our common stock at a price of $18.00 per share pursuant to registration statements on Form S-1 (File Nos. 333-227333 and 333-227774) that were declared or became effective on October 10, 2018. Additionally, the underwriters exercised their option to purchase additional shares for an additional 2,700,000 shares at $18.00 per share. As a result of our IPO, we raised a total of approximately $343.3 million in net proceeds after deducting underwriting discounts and commissions of $26.1 million and offering expenses of $3.2 million. Upon completion of our IPO, (1) all outstanding shares of our Series A convertible preferred stock were converted into 61,655,922 shares of common stock and (2) we issued 7,856,176 shares of common stock upon the automatic conversion of the $120.2 million aggregate principal amount of convertible promissory notes sold in September 2018.

Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of December 31, 2020, we have used $221.1 million of the net proceeds from our IPO. The net proceeds from our IPO are being used, together with our cash and cash equivalents, short-term and long-term investments, to fund continued advancement of our product pipeline, with the balance to be used to fund working capital and other general corporate purposes, which may include licensing, acquiring or investing in complementary businesses, technologies, products or assets.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
Item 6. Selected Consolidated Financial Data.

We have elected to comply with Item 301 of Regulation S-K, as amended February 10, 2021, and are omitting this disclosure in reliance thereon.
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

We have a deep pipeline of allogeneic chimeric antigen receptor (CAR) T cell product candidates targeting multiple promising antigens in a host of hematological malignancies and solid tumors. Pursuant to the Exclusive Collaboration and License Agreement with Servier (Servier Agreement), we have exclusive rights to ALLO-501 and ALLO-501A, CAR T cell product candidates targeting CD19, in the United States, while Servier retains exclusive rights for these product candidates for all other countries. ALLO-501 and ALLO-501A use Cellectis S.A. (Cellectis) technologies under which Servier holds an exclusive worldwide license from Cellectis.

We are sponsoring a Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with R/R non-Hodgkin lymphoma (NHL). We are continuing the ALPHA trial to further explore and optimize the lymphodepletion regimen and treatment. We are also progressing the development of the second-generation version of ALLO-501, known as ALLO-501A. We have removed rituximab recognition domains in ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL. We initiated a Phase 1/2 clinical trial for ALLO-501A (the ALPHA2 trial) in the second quarter of 2020 and, subject to data, we plan to progress to the Phase 2 portion of the trial in 2021.

We are also progressing three programs targeting B-cell maturation antigen (BCMA) for the treatment of multiple myeloma. We initiated a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715, an allogeneic CAR T cell product candidate targeting BCMA, in adult patients with R/R multiple myeloma in the third quarter of 2019. In January 2020, we entered into a clinical trial collaboration agreement with SpringWorks Therapeutics, Inc. (SpringWorks) to evaluate ALLO-715 in combination with SpringWorks’ investigational gamma secretase inhibitor, nirogacestat, in patients with R/R multiple myeloma. In December 2020, the FDA cleared our investigational new drug application (IND) and we recently initiated this combination trial as a cohort of the UNIVERSAL trial. Finally, we are advancing ALLO-605, an allogeneic CAR T cell product candidate targeting BCMA and our first product candidate to incorporate our TurboCAR technology. We expect to submit an IND in the first half of 2021 to initiate a Phase 1 clinical trial of ALLO-605.

We are continuing to enroll patients in the ALPHA trial, ALPHA2 trial and UNIVERSAL trial, however, enrollment of new patients in all three trials and the ability to conduct patient follow-up is being adversely impacted by the COVID-19 pandemic. We have also limited the number of staff working at our facilities. The exact timing of delays and overall impact of the COVID-19 pandemic to our business, preclinical studies and clinical trials is currently unknown, and we are monitoring the pandemic as it continues to rapidly evolve.

In December 2020, the FDA cleared our IND to initiate a Phase 1 clinical trial (the TRAVERSE trial) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic clear cell renal cell carcinoma (ccRCC). The TRAVERSE trial is expected to initiate in the first quarter of 2021.
Since inception, we have had significant operating losses. Our net loss was $250.2 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $646.3 million. As of December 31, 2020, we had $1.0 billion in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
Our Research and Development and License Agreements
Asset Contribution Agreement with Pfizer
In April 2018, we entered into an Asset Contribution Agreement (Pfizer Agreement) with Pfizer pursuant to which we acquired certain assets and assumed certain liabilities from Pfizer, including agreements with Cellectis and Servier as described below, and other intellectual property for the development and administration of CAR T cells for the treatment of cancer. See Notes 6 and 7 to our consolidated financial statements included elsewhere in this report for further description of the Pfizer Agreement.
Research Collaboration and License Agreement with Cellectis
In June 2014, Pfizer entered into a Research Collaboration and License Agreement with Cellectis. In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. In March 2019, we terminated the agreement with Cellectis and entered into a new license agreement with Cellectis. See Note 7 to our consolidated financial statements included elsewhere in this report for further descriptions of the prior agreement with Cellectis and the new license agreement with Cellectis.
Exclusive License and Collaboration Agreement with Servier
In October 2015, Pfizer entered into an Exclusive License and Collaboration Agreement (Servier Agreement) with Servier to develop, manufacture and commercialize certain allogeneic anti-CD19 CAR products, including UCART19, in the United States with the option to obtain the rights over certain additional allogeneic anti-CD19 CAR product candidates and for allogeneic CAR T cell product candidates directed against one additional target. In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. In October 2019, we agreed to waive our rights to the one additional target. See Note 7 to our consolidated financial statements included elsewhere in this report for further description of the Servier Agreement.
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
The Notch Agreement includes a research collaboration to conduct research and pre-clinical development activities to generate engineered cells directed to our exclusive targets, which will be conducted in accordance with an agreed research plan and budget under the oversight of a joint development committee. See Note 7 to our consolidated financial statements included elsewhere in this report for further description of the Notch Agreement.
In connection with the execution of the Notch Agreement, we made an upfront payment to Notch of $10.0 million. In addition, we made a $5.0 million investment in Notch’s series seed convertible preferred stock. In February 2021, we made a further investment as part of a Series A preferred stock financing of Notch of approximately $15.9 million. Immediately following this investment, we had a 17% ownership interest in Notch’s capital stock on a fully diluted basis.
Strategic Alliance with The University of Texas MD Anderson Cancer Center
On October 6, 2020, we entered into a strategic five-year collaboration agreement with The University of Texas MD Anderson Cancer Center (MD Anderson) for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. See Note 7 to our consolidated financial statements included elsewhere in this report for further description of the agreement with MD Anderson.
License Agreement with Allogene Overland Biopharm (CY) Limited
On December 14, 2020, we entered into a License Agreement with Allogene Overland Biopharm (CY) Limited (Allogene Overland), a joint venture established by us and Overland Pharmaceuticals (CY) Inc. (Overland), pursuant to a Share Purchase Agreement, dated December 14, 2020, for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory).

Pursuant to the Share Purchase Agreement, we acquired Seed Preferred Shares in Allogene Overland representing 49% of Allogene Overland's outstanding stock as partial consideration for the License Agreement, and Overland acquired Seed Preferred Shares representing 51% of Allogene Overland's outstanding stock for $117.0 million in upfront and certain quarterly cash payments, to support operations of Allogene Overland. As of December 31, 2020, Allogene and Overland are the sole equity holders in Allogene Overland. The Company received $40 million from Allogene Overland as partial consideration for the License Agreement .

Pursuant to the License Agreement, we granted Allogene Overland an exclusive license to develop, manufacture and commercialize certain allogeneic CAR T cell candidates directed at four targets, BCMA, CD70, FLT3, and DLL3, in the JV Territory. As consideration, we would also be entitled to additional regulatory milestone payments of up to $40.0 million and, subject to certain conditions, tiered low-to-mid single-digit sales royalties.

Promises that we concluded were distinct performance obligations in the License Agreement included: (1) the license of intellectual property and delivery of know-how, (2) the manufacturing license, related know-how and support, (3) if and when available know-how developed in future periods, and (4) participation in the joint steering committee.

In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. Fixed consideration exists in the form of the upfront payment. Regulatory milestones and royalties were considered variable consideration. We constrain the estimated variable consideration when we assess it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. Milestone fees were constrained and not included in the transaction price due to the uncertainties of research and development. We re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The shares of Series Seed Preferred Stock were accounted for as part of our joint venture and equity method accounting upon formation of the joint venture, and as such, were excluded from the transaction price. We determined that the initial transaction price consists of the upfront payment of $40.0 million. The allocation of the transaction price is performed based on standalone selling prices, which are based on estimated amounts that we would charge for a performance obligation if it were sold separately. The transaction price allocated to the license of intellectual property and delivery of know-how will be recognized upon grant of license and delivery of know-how. The transaction price allocated to (i) the manufacturing license, related know-how and support services, (ii) if and when available know-how developed in future periods, and (iii) participation in the joint steering committee, will be recognized over time as the services are delivered. Funds received in advance are recorded as deferred revenue and will be recognized as the performance obligations are satisfied. We expect a substantial portion of the upfront payment of $40 million will be recognized during the quarter ending on March 31, 2021. See Note 7 to our consolidated financial statements included elsewhere in this report for further description of the License Agreement and Share Purchase Agreement with Allogene Overland.
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
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the year ended December 31, 2020 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year relate to costs incurred for the development of our most advanced product candidates and include:
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
•facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies; and
•other significant research and development costs, which include overhead costs.
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
We are required to reimburse Servier for 60% of the costs associated with the prior development of UCART19, including for the CALM and PALL clinical trials of UCART19. We accrue for costs incurred by monitoring the status of clinical trials and the invoices received from Servier. We adjust our accrual as actual costs become known. Servier is required to reimburse us for 40% of the costs associated with the development of ALLO-501 and ALLO-501A. Collaboration expenses and cost reimbursement are recorded on a net basis as a research and development expense in our consolidated statements of operations and comprehensive loss.
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
Other (Expense) Income, Net:
Change in Fair Value of 2018 Notes
In September 2018, we sold and issued an aggregate of $120.2 million in convertible promissory notes (2018 Notes) and received net cash proceeds of $116.8 million. We elected on issuance to account for the 2018 Notes at fair value until their settlement. In the year ended December 31, 2018, the change in fair value of the 2018 Notes was recognized through the statement of operations. The 2018 Notes settled on the closing of our IPO in October 2018.
Interest Expense
Interest expense consists of debt issuance costs we incurred to issue the 2018 Notes. The debt issuance costs were expensed on issuance because we elected to record the 2018 Notes at fair value.
Interest and Other Income, Net
Interest and other income, net consists of interest earned on our cash, cash equivalents and investments and gains and losses recognized during the period.
Other Expense
Other expense consists of non-operating expenses, including our share of equity investments' net losses for the period.
Results of Operations
Comparison of the Years Ended December 31, 2020, 2019 and 2018
The following sets forth our results of operations for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Operating expenses:
Research and development	192,987	144,535	151,860	48,452	(7,325)
General and administrative	65,256	57,473	40,982	7,783	16,491
Total operating expenses	258,243	202,008	192,842	56,235	9,166
Loss from operations	(258,243)	(202,008)	(192,842)	(56,235)	(9,166)
Other (expense) income, net:
Change in fair value of convertible note payable	—	—	(21,211)	—	21,211
Interest expense	—	—	(3,358)	—	3,358
Interest and other income, net	9,164	17,351	5,789	(8,187)	11,562
Other expense	(1,142)	(268)	—	(874)	(268)
Total other income (expense), net	8,022	17,083	(18,780)	(9,061)	35,863
Loss before income taxes	(250,221)	(184,925)	(211,622)	(65,296)	26,697
Benefit from income taxes	—	331	117	(331)	214
Net loss	(250,221)	(184,594)	(211,505)	(65,627)	26,911
Research and Development Expenses
Research and development expenses were $193.0 million and $144.5 million for the years ended December 31, 2020 and 2019, respectively. The net increase of $48.5 million was primarily due to an increase in personnel related costs of $28.9 million, of which $11.9 million was increased stock-based compensation expense, an increase in external costs relating to the advancement of our product candidates of $16.1 million, and an increase in allocated building rent and facilities costs of $5.3 million, offset by a decrease in TSA expenses of $1.2 million and a decrease in travel related costs of $1.0 million due to the impact of the COVID-19 pandemic.
Research and development expenses were $144.5 million and $151.9 million for the years ended December 31, 2019 and 2018, respectively. The net decrease of $7.3 million was primarily due to $109.4 million in expenses related to the acquired in-process research and development assets with no alternative future use, acquired from Pfizer in April 2018. This was offset by a $102.1 million increase, driven primarily by increased external costs related to the advancement of our pipeline candidates of $44.6 million, increased personnel related costs of $40.8 million, including an increase of $18.0 million in stock-based compensation expense, and increased allocated building rent and facilities costs of $19.2 million, offset by a decrease of $4.0 million in Pfizer TSA costs.
General and Administrative Expenses
General and administrative expenses were $65.3 million and $57.5 million for the years ended December 31, 2020 and 2019, respectively. The net increase of $7.8 million was primarily due to an increase in personnel related costs of $8.4 million, of which $7.3 million was increased stock-based compensation expense, an increase in building rent and facilities costs of $2.4 million, an increase in legal and professional services of $1.2 million, offset by a decrease in TSA expenses of $3.5 million and a decrease in travel related costs of $0.8 million due to the impact of the COVID-19 pandemic.
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
Change in Fair Value of 2018 Notes
The change in fair value of convertible notes of $21.2 million for the year ended December 31, 2018 was due to the accretion of the 2018 Notes to their fair value from the date of issuance at $120.2 million to the fair value upon settlement of $141.4 million which occurred in 2018. There were no similar transactions in the years ended December 31, 2020 and 2019.
Interest Expense
Interest expense of $3.4 million for the year ended December 31, 2018 consists of debt issuance costs that were expensed on issuance of the 2018 Notes. There were no similar transactions in the years ended December 31, 2020 and 2019.
Interest and Other Income, Net
Interest and other income, net was $9.2 million and $17.4 million for the years ended December 31, 2020 and 2019, respectively. The $8.2 million decrease was due to lower yields and a corresponding reduction in the interest earned on our cash, cash equivalents and investments.
Interest and other income, net was $17.4 million and $5.8 million for the years ended December 31, 2019 and 2018, respectively. The $11.6 million increase was due to interest earned on our cash equivalents and investments as our combined cash, cash equivalents and investments interest earning balance was higher on average during the 12 months ended December 31, 2019 compared to the 12 months ended December 31, 2018.
Liquidity, Capital Resources and Plan of Operations

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2020, we had $1.0 billion in cash, cash equivalents and investments. We believe that the aggregate of our current cash and cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed with the SEC.

Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of the 2018 Notes, net proceeds from our IPO, our at-the-market (ATM) offerings, and our June 2020 underwritten public offering. In connection with our IPO in 2018, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen) under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings for an aggregate offering price of up to $250.0 million. During the year ended December 31, 2020, we sold an aggregate of 848,663 shares of common stock in ATM offerings resulting in net proceeds of $26.2 million. As of December 31, 2020, $167.3 million remains available for sale under the sales agreement with Cowen.
In June 2020, we sold 13,457,447 shares of our common stock, which included 1,755,319 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $47.00 per share, which resulted in net proceeds of approximately $595.7 million after deducting the underwriting discounts and commissions and other expenses.
Capital Resources
Our primary use of cash is to fund construction projects for our manufacturing facility and operating expenses, which consist primarily of clinical manufacturing and research and development expenditures related to our lead product candidates, other research efforts, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses and other current liabilities.
Our product candidates are still in the early stages of clinical and preclinical development and the outcome of these efforts is uncertain. Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration and license arrangements. If, and when, we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise capital when needed, we will need to delay, reduce or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(115,093)	$(137,350)	$(44,653)
Investing activities	(505,123)	164,084	(632,798)
Financing activities	633,591	58,960	771,182
Net increase in cash, cash equivalents and restricted cash	$13,375	$85,694	$93,731
Operating Activities
During the year ended December 31, 2020, cash used in operating activities of $115.1 million was attributable to a net loss of $250.2 million, substantially offset by non-cash charges of $81.2 million and a net change of $53.9 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $65.3 million, depreciation and amortization of $7.4 million, non-cash rent expense of $4.0 million and net amortization and accretion on investment securities of $3.3 million. The net change in operating assets and liabilities was primarily due to a $39.0 million increase in deferred revenue within current liabilities, a $18.7 million increase in accrued and other current liabilities and $0.6 million increase in accounts payable, offset by an increase in prepaid expenses and other current assets of $3.2 million and a decrease in other-long term liabilities of $1.3 million.
During the year ended December 31, 2019, cash used in operating activities of $137.4 million was attributable to a net loss of $184.6 million, substantially offset by non-cash charges of $54.1 million and a net change of $6.9 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $46.1 million, non-

cash rent expense of $6.8 million and depreciation and amortization of $4.4 million, offset by net amortization and accretion on investment securities of $3.6 million. The net change in operating assets and liabilities was primarily due to a $6.4 million increase in accrued and other current liabilities, offset by an increase in prepaid expenses and other current assets of $5.4 million, an increase in other long-term assets of $4.4 million and a decrease in other-long term liabilities of $2.4 million.
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
Investing Activities
During the year ended December 31, 2020, net cash used by investing activities of $505.1 million was related to the purchase of investments of $1.0 billion and purchases of property and equipment of $66.0 million, offset by cash inflows from maturities of investments of $593.6 million and cash inflows from sales of investments of $4.8 million.
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
Financing Activities
During the year ended December 31, 2020, net cash provided by financing activities of $633.6 million was related to net proceeds from the issuance of common stock in ATM offerings and an underwritten public offering of $621.9 million, proceeds from the issuance of common stock upon the exercise of stock options of $8.8 million and proceeds from the employee stock purchase plan of $2.8 million.
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
Contractual Obligations and Commitments
The following table summarizes our commitments and contractual obligations as of December 31, 2020

	Payments Due by Period
	Total	2021	2022-2024	2025-2027	2028 and After
	(in thousands)
Contractual Obligations:
Operating lease obligations ¹	$87,653	$6,485	$24,514	$25,995	$30,659
Total	$87,653	$6,485	$24,514	$25,995	$30,659

¹ In August 2018, we entered into an operating lease agreement for our headquarters in South San Francisco. The lease term is 127 months beginning August 2018 through February 2029. In October 2018, we entered into an operating lease agreement for additional office and laboratory space in South San Francisco near our headquarters. The lease has a term of ten years and four months commencing on November 1, 2018. In December 2018, we entered into an operating lease agreement for office space in New York, and another operating lease agreement for office space in Los Angeles. The lease terms are 79 months and 36 months, respectively, with the leases commencing on December 1, 2018 and December 19, 2018, respectively. In February 2019, we entered into a lease agreement for manufacturing space in Newark, California. The lease term is for 188 months beginning November 2020.
Commitments
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of December 31, 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of December 31, 2020, the Company had non-cancellable purchase commitments of $5.4 million.
On October 6, 2020, we announced we entered into a strategic five-year collaboration agreement with MD Anderson for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. We and MD Anderson are collaborating on the design and conduct of preclinical and clinical studies with oversight from a joint steering committee. Under the terms of the agreement, we have committed up to $15.0 million of funding for the duration of the agreement. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance. We made an upfront payment of $3.0 million to MD Anderson in the year ended December 31, 2020. We are obligated to make further payments to MD Anderson each year upon the anniversary of the agreement effective date through the duration of the agreement term. The agreement may be terminated by either party for material breach by the other party. Individual studies may be terminated for, among other things, material breach, health and safety concerns or where the institutional review board, the review board at the clinical site with oversight of the clinical study, requests termination of any study. Where any legal or regulatory authorization is finally withdrawn or terminated, the relevant study will also terminate automatically.
In July 2020, we entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at our manufacturing facility in Newark, California. The agreement has a term of 20 years and is expected to commence in the first half of 2021. We are obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by us will result in a termination payment due of approximately $4.3 million. In connection with the agreement, we maintain a letter of credit for the benefit of the service provider in the amount of $4.3 million which is disclosed as restricted cash in the consolidated balance sheet as of December 31, 2020.
We also have a Change in Control and Severance Plan that require the funding of specific payments, if certain events occur, such as a change of control and the termination of employment without cause.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that the assumptions and estimates associated with accrued research and development expenditures, revenue recognition, research and development expenses, stock-based compensation and leases have the most significant impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
Accrued Research and Development Costs
We accrue liabilities for estimated costs of research and development activities conducted by our collaboration partners and third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. We recorded the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in the accrued and other current liabilities on the consolidated balance sheets and within research and development expense on the consolidated statements of operations and comprehensive loss.
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
Revenue Recognition
In the near future, our revenue is anticipated to be generated through collaboration research and license agreements. The terms of these agreements are expected to contain multiple deliverables which may include (i) grant of licenses, (ii) transfer of know-how, (iii) research and development activities, (iii) clinical manufacturing and, (iv) product supply. The payment terms of these agreements may include nonrefundable upfront fees, payments for research and development activities, payments based upon the achievement of certain milestones, royalty payments based on product sales derived from the collaboration, and payments for supplying product.
We will analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of Topic 606, Revenue from Contracts with Customers (ASC 606). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606.

For elements of those arrangements that we determine should be accounted for under ASC 606, we assess which activities in our collaboration agreements are performance obligations that should be accounted for separately and determine the transaction price of the arrangement, which includes the assessment of the probability of achievement of future milestones and other potential consideration. A performance obligation represents a promise in a contract to transfer a distinct good or service to a customer, which represents a unit of accounting in accordance with ASC 606. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. A portion of the consideration should be allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The total consideration which we expect to collect in exchange for our products is an estimate and may be fixed or variable. We constrain the estimated variable consideration when we assess it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The transaction price is re-evaluated, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The allocation of the transaction price is performed based on standalone selling prices, which are based on estimated amounts that we would charge for a performance obligation if it were sold separately. Revenue is recognized when, or as, performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers. Funds received in advance are recorded as deferred revenue and are recognized as the related performance obligation is satisfied.

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
‑          Expected volatility— We use an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends, in addition to some consideration to our own stock price volatility. We continue to utilize comparable public companies as part of this process as we do not have sufficient trading history for our common stock. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
‑          Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
‑          Expected dividend—We have never paid dividends on its common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.
For the years ended December 31, 2020, 2019 and 2018, stock-based compensation was $65.3 million, $46.1 million and $18.6 million, respectively. As of December 31, 2020 and 2019, we had $149.4 million and $148.6 million, respectively, of total unrecognized stock-based compensation relating to options, restricted stock units and founders stock.
Leases

We early adopted Accounting Standards Update (ASU) No. 2016-02, Leases as of January 1, 2018. For our long-term operating leases, we recognized right-of-use assets and lease liabilities on our consolidated balance sheet. The lease liabilities are determined as the present value of future lease payments using an estimated rate of interest that we would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use assets are based on the liability adjusted for any prepaid or deferred rent. For each lease, the lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.
Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.
We elected to exclude from our consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for our long-term real estate leases.
Recent Accounting Pronouncements
Please refer to Note 2 to our consolidated financial statements for a discussion of new accounting standards and updates that may impact us.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments of $1.0 billion as of December 31, 2020, consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on December 31, 2020 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Currency Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our consolidated financial statements. As of December 31, 2020, we had $2.5 million of other receivables and $0.2 million of current liabilities denominated in foreign currency.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Allogene Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Allogene Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Costs
Description of the Matter
As discussed in Note 1 liabilities are recorded for estimated unpaid costs of research and development activities conducted by the Company and its collaboration partners and third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. Total research and development expenses were $193 million during the year ended December 31, 2020 and include the estimated costs of accrued research and development activities for services provided but not yet invoiced. The accrual for these costs is determined after consideration of several factors, including budgets and estimates of the work completed in accordance with agreements established with the Company’s collaboration partners and third-party service providers. Auditing accrued research and development costs was complex due to significant judgments and estimates made by management in determining the required accruals.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls over the Company’s determination of accrued research and development costs, including controls over the determination of significant assumptions and the completeness and accuracy of the data used in determining accrued costs.

Our audit procedures included, among others, examining, on a test basis, evidence regarding the estimated accrued amounts through comparison of expenses incurred to budgeted amounts and to expenses incurred in prior periods and obtaining an understanding of the reasons for changes. We verified that accrued amounts were in accordance with key terms and conditions through review of the underlying agreements with the Company’s collaboration partners and third-party service providers. We verified expenses incurred by obtaining confirmation from the Company’s collaboration partners and further validated accrued amounts based on information provided by third-party service providers.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2018.
San Jose, California
February 25, 2021

ALLOGENE THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$183,351	$175,126
Short-term investments	644,559	355,407
Prepaid expenses and other current assets	17,220	14,043
Total current assets	845,130	544,576
Long-term investments	204,208	58,322
Operating lease right-of-use asset	41,295	44,495
Property and equipment, net	118,840	56,449
Intangible assets, net	—	151
Restricted cash	9,449	4,299
Other long-term assets	5,169	4,618
Equity method investment	3,738	4,892
Total assets	$1,227,829	$717,802
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$10,390	$9,250
Accrued and other current liabilities	44,938	23,829
Deferred revenue	38,992	—
Total current liabilities	94,320	33,079
Lease liability, noncurrent	50,809	51,349
Other long-term liabilities	3,083	4,351
Total liabilities	148,212	88,779
Commitments and Contingencies (Notes 6, 7 and 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 authorized as of December 31, 2020 and December 31, 2019; no shares were issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value: 200,000,000 authorized as of December 31, 2020 and December 31, 2019; 140,474,305 and 124,267,358 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	140	124
Additional paid-in capital	1,725,552	1,023,876
Accumulated deficit	(646,343)	(396,122)
Accumulated other comprehensive income	268	1,145
Total stockholders’ equity	1,079,617	629,023
Total liabilities and stockholders’ equity	$1,227,829	$717,802
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	192,987	144,535	151,860
General and administrative	65,256	57,473	40,982
Total operating expenses	258,243	202,008	192,842
Loss from operations	(258,243)	(202,008)	(192,842)
Other income (expense), net:
Change in fair value of convertible note payable	—	—	(21,211)
Interest expense	—	—	(3,358)
Interest and other income, net	9,164	17,351	5,789
Other expenses	(1,142)	(268)	—
Total other income (expense), net	8,022	17,083	(18,780)
Loss before income taxes	(250,221)	(184,925)	(211,622)
Benefit from income taxes	—	331	117
Net loss	(250,221)	(184,594)	(211,505)
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments, net of tax	(877)	839	306
Net comprehensive loss	$(251,098)	$(183,755)	$(211,199)
Net loss per share, basic and diluted	$(2.08)	$(1.83)	$(7.31)
Weighted-average number of shares used in computing net loss per share, basic and diluted	120,370,177	101,061,149	28,948,386
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)

	Series A Convertible Preferred Stock		Subscriptions Receivables from Preferred Stockholders	Common Stock		Notes Receivable from Common Stockholders	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance — December 31, 2017	—	—	—	26,249,993	26	(5)	—	(23)	—	(2)
Issuance of Series A convertible preferred shares at $35.06 per share, net of issuance costs of $635	7,557,990	264,365	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares at $35.06 per share in connection with asset acquisition	3,187,772	111,770	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares at $35.06 per share, net of issuance costs of $84	998,225	34,917	—	—	—	—	—	—	—	—
Proceeds received from common stockholders for issuance of founders' stock at inception	—	—	—	—	—	5	—	—	—	5
Subscriptions receivable from preferred stockholders	—	—	(150,000)	—	—	—	—	—	—	(150,000)
Proceeds received from preferred stockholders	—	—	150,000	—	—	—	—	—	—	150,000
Issuance of common stock for early exercise of stock options	—	—	—	5,020,580	5	—	—	—	—	5
Issuance of common stock upon initial public offering, net of issuance costs of $29.3 million	—	—	—	20,700,000	21	—	343,308	—	—	343,329
Conversion of Series A convertible preferred stock	(11,743,987)	(411,052)	—	61,655,922	62	—	410,990	—	—	411,052
Issuance of common stock upon conversion of convertible notes	—	—	—	7,856,176	7	—	141,403	—	—	141,410
Adjustment for fractional shares from forward stock split	—	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	—	—	18,566	—	—	18,566
Net loss	—	—	—	—	—	—	—	(211,505)	—	(211,505)
Net unrealized gain on available-for- sale investments	—	—	—	—	—	—	—	—	306	306
Balance — December 31, 2018	—	—	—	121,482,671	121	—	914,265	(211,528)	306	703,164
Issuance of common stock upon exercise of stock options and vesting of RSU's	—	—	—	711,623	1	—	2,958	—	—	2,959
Vesting of early exercised common stock	—	—	—	—	—	—	4,590	—	—	4,590
Stock-based compensation	—	—	—	—	—	—	46,063	—	—	46,063
Employee stock purchase plan	—	—	—	107,982	—	—	1,783	—	—	1,783
Issuance of common stock from ATM offering, net of commissions and offering costs of $1.6 million	—	—	—	1,965,082	2	—	54,217	—	—	54,219
Net Loss	—	—	—	—	—	—	—	(184,594)	—	(184,594)
Net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	839	839
Balance — December 31, 2019	—	$—	$—	124,267,358	$124	$—	$1,023,876	$(396,122)	$1,145	$629,023
Issuance of common stock upon exercise of stock options and vesting of RSU's	—	—	—	1,725,695	2	—	8,813	—	—	8,815
Vesting of early exercised common stock	—	—	—	—	—	—	2,840	—	—	2,840
Stock-based compensation	—	—	—	—	—	—	65,261	—	—	65,261
Employee stock purchase plan	—	—	—	175,142	—	—	2,843	—	—	2,843
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.6 million	—	—	—	848,663	1	—	26,202	—	—	26,203
Issuance of common stock from public offering, net of commissions and offering costs of $36.8 million	—	—	—	13,457,447	13	—	595,717	—	—	595,730
Net loss	—	—	—	—	—	—	—	(250,221)	—	(250,221)
Net unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	(877)	(877)
Balance — December 31, 2020	—	—	—	140,474,305	140	—	1,725,552	(646,343)	268	1,079,617
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(250,221)	$(184,594)	$(211,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	—	109,436
Stock-based compensation	65,261	46,063	18,566
Amortization of other intangible assets acquired	151	603	452
Depreciation and amortization	7,435	4,424	1,048
Net amortization/accretion on investment securities	3,250	(3,596)	(1,036)
Non-cash rent expense	3,955	6,777	1,832
Change in fair value of convertible notes payable	—	—	21,211
Debt issuance costs on convertible notes payable	—	—	3,358
Income tax benefit	—	(331)	(117)
Share of losses from equity method investments	1,154	182	—
Other	—	—	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,177)	(5,445)	(8,598)
Other long-term assets	34	(4,374)	(244)
Accounts payable	615	(985)	8,800
Accrued and other current liabilities	18,726	6,351	12,138
Deferred revenue	38,992	—	—
Other long-term liabilities	(1,268)	(2,425)	—
Net cash used in operating activities	(115,093)	(137,350)	(44,653)
Cash flows from investing activities:
Purchases of property and equipment	(65,958)	(50,791)	(3,234)
Purchase of stock in equity method investment	—	(5,075)	—
Proceeds from sales of investments	4,799	—	2,606
Proceeds from maturities of investments	593,627	472,578	19,235
Purchase of investments	(1,037,591)	(252,628)	(649,307)
Cash paid for acquisition of assets	—	—	(2,098)
Net cash provided by (used in) investing activities	(505,123)	164,084	(632,798)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	299,281
Proceeds from issuance of convertible notes, net of issuance costs	—	—	116,842
Proceeds from early exercise of stock options	—	—	11,370
Proceeds from issuance of common stock, net of commissions and issuance costs	621,933	54,219	343,689
Proceeds from issuance of common stock and upon exercise of stock options	8,815	2,958	—
Proceeds from issuance of common stock under the employee stock purchase plan	2,843	1,783	—
Net cash provided by financing activities	633,591	58,960	771,182
Net increase in cash, cash equivalents and restricted cash	13,375	85,694	93,731
Cash, cash equivalents and restricted cash — beginning of period	179,425	93,731	—
Cash, cash equivalents and restricted cash — end of period	$192,800	$179,425	$93,731
Non-cash operating, investing and financing activities:
Common stock issued on conversion of convertible preferred stock	$—	$—	$411,052
Common stock issued on conversion of convertible notes payable	$—	$—	$141,410
Series A-1 convertible preferred stock issued in asset acquisition	$—	$—	$111,770
PP&E and other assets acquired in asset acquisition	$—	$—	$111,770
Right-of-use asset obtained in exchange for lease liability	$—	$13,827	$33,015
Property and equipment purchases in accounts payable and accrued and other current liabilities	$8,567	$4,668	$3,182
Capitalized cloud computing costs included in accounts payable and accrued and other current liabilities	$584	$—	$—
Deferred offering costs included in accounts payable and accrued and other current liabilities	$—	$135	$356
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(6,244)	$(3,563)	$(31)
Cash received for amounts related to tenant improvement allowances from lessors	$2,809	$4,473	$—
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
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
Public Offerings
In October 2018, the Company completed an initial public offering (IPO) of its common stock. In connection with its IPO, the Company issued and sold 20,700,000 shares of its common stock, which included 2,700,000 shares of its common stock issued pursuant to the over-allotment option granted to the underwriters, at a price to the public of $18.00 per share. As a result of the IPO, the Company received $343.3 million in net proceeds, after deducting underwriting discounts and commissions of $26.1 million and offering expenses of $3.2 million payable by the Company. At the closing of the IPO, 11,743,987 shares of outstanding convertible preferred stock were automatically converted into 61,655,922 shares of common stock and the 2018 Notes (see Note 11) were automatically converted into 7,856,176 shares of common stock. Following the IPO, there were no shares of convertible preferred stock or preferred stock outstanding.
In November 2019, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), under which the Company may from time to time issue and sell shares of its common stock through Cowen in at-the-market (ATM) offerings for an aggregate offering price of up to $250.0 million. The aggregate compensation payable to Cowen as the Company's sales agent equals up to 3.0% of the gross sales price of the shares sold through it pursuant to the sales agreement. During the year ended December 31, 2020, we sold an aggregate of 848,663 shares of common stock in ATM offerings resulting in net proceeds of $26.2 million.
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
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company had cash, cash equivalents and investments of $1.0 billion as of December 31, 2020. Since inception through December 31, 2020, the Company has incurred cumulative net losses of $646.3 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

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

The Company cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on its financial condition and operations, including ongoing and planned clinical trials. The impact of the COVID-19 pandemic on the financial performance of the Company will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain. If business conditions, financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
In June 2020, the Company formed a wholly-owned, Netherlands-based subsidiary, Allogene Therapeutics, B.V., to help prepare for and assist with the Company's activities in Europe. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated during consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to the fair value of common stock, the fair value of stock options, the fair value of investments, the fair value of convertible notes payable upon conversion, income tax uncertainties, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances change. Actual results could differ from those estimates.
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
The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, commercial paper, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. The accounts are monitored by management and management believes that the financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2020 and 2019, the Company has not experienced any credit losses in such accounts or investments.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in bank money market accounts and money market mutual funds.
The Company has issued letters of credit under separate lease and other agreements which have been collateralized by restricted cash. This cash is classified as long-term restricted cash on the accompanying consolidated balance sheet based on the terms of the underlying agreements.
Investments
Investments are available-for-sale and are carried at estimated fair value. The Company’s valuations of marketable securities are generally derived from independent pricing services based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity, or based on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets. Management determines the appropriate classification of its investments in debt securities at the time of purchase and at the end of each reporting period. Investments with original maturities of less than three months at the date of purchase are classified as cash and cash equivalents. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the consolidated balance sheet date are classified as current.
Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income, net. The cost of investments sold is based on the specific-identification method. Interest income on investments is included in interest and other income, net.
Fair Value Measurement
Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
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
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally three to seven years. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in other expense.
The Company has determined the estimated life of assets to be as follows:

Laboratory equipment	5 years
Computer equipment and purchased software	3 - 5 years
Fixtures and furniture	7 years
Leasehold improvements	Shorter of lease term or useful life
The Company adopted Accounting Standards Update ("ASU") No. 2018-15, Intangibles – Goodwill and other – Internal-Use Software (Subtopic 350-40) on January 1, 2020 on a prospective basis. The Company capitalizes implementation costs associated with internal use cloud computing arrangements in alignment with ASC 350-40 internal-use software. Costs incurred in preliminary project stage and post implementation stage are expensed as incurred. Costs incurred during the application development stage of implementation are capitalized in other long term assets on the consolidated balance sheet. Capitalized implementation costs from cloud computing arrangements are amortized over the term of the cloud-based service arrangement.
Leases
The Company early adopted ASU No. 2016-2, Leases on January 1, 2018. For its long-term operating leases, the Company recognizes a right-of-use asset and a lease liability on its consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.
Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.
The Company elected to exclude from its consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real-estate leases.
Equity Method Investments
The Company uses the equity method of accounting for equity investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company's proportionate share of the net income or loss of these companies is included in other expenses in the consolidated statement of operations. Judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material purchase and sale transactions.
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
Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying if one of the entities is the primary beneficiary through having the power to direct the activities that most significantly impact the variable interest entity’s economic performance and having the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s consolidated financial statements. The Company did not consolidate any variable interest entities in any of the periods presented because the Company determined that it was not the primary beneficiary.
Accrued Research and Development Costs
The Company records accrued liabilities for estimated costs of research and development activities conducted by collaboration partners and third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued and other current liabilities on the consolidated balance sheets and within research and development expenses on the consolidated statements of operations and comprehensive loss.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. For the years ended December 31, 2020, 2019 and 2018 this was comprised of unrealized gains and losses, net of tax, on the Company’s investments.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There were impairment losses related to equipment disposals of zero and $0.2 million for the years ended December 31, 2020 and 2019, respectively.
Revenue Recognition
In the near future, the Company’s revenue is anticipated to be generated through collaboration research and license agreements. The terms of these agreements are anticipated to contain multiple deliverables which may include (i) grant of licenses, (ii) transfer of know-how, (iii) research and development activities, (iii) clinical manufacturing and, (iv) product supply. The payment terms of these agreements may include nonrefundable upfront fees, payments for research and development activities, payments based upon the achievement of certain milestones, royalty payments based on product sales derived from the collaboration, and payments for supplying product.
The Company will analyze its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of Topic 606, Revenue from Contracts with Customers (ASC 606). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606.

For elements of those arrangements that the Company determines should be accounted for under ASC 606, the Company assesses which activities in the collaboration agreements are performance obligations that should be accounted for separately and determine the transaction price of the arrangement, which includes the assessment of the probability of achievement of future milestones and other potential consideration. A performance obligation represents a promise in a contract to transfer a distinct good or service to a customer, which represents a unit of accounting in accordance with ASC 606. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once the Company has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. A portion of the consideration should be allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The total consideration which the Company expects to collect in exchange for the Company’s products is an estimate and may be fixed or variable. The Company constrains the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The transaction price is re-evaluated, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The allocation of the transaction price is performed based on standalone selling prices, which are based on estimated amounts that the Company would charge for a performance obligation if it were sold separately. Revenue is recognized when, or as, performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers. Funds received in advance are recorded as deferred revenue and are recognized as the related performance obligation is satisfied.
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
Note 2. Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. The standard requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. This standard became effective for fiscal years beginning after December 15, 2019, with early adoption permitted beginning the first quarter of 2019. The Company’s financial instruments that are in the scope of ASU 2016-13 include, but are not limited to, other receivables and available-for-sale debt securities. The Company adopted this standard on January 1, 2020 and applied the modified retrospective approach. Adoption of the new guidance had no significant impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and other – Internal-Use Software (Subtopic 350-40), which amended its guidance for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This standard became effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard on January 1, 2020, on a prospective basis for applicable implementation costs. As of December 31, 2020, $4.2 million of implementation costs related to cloud computing service arrangements were capitalized and included in other long term assets on the consolidated balance sheets.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, Topic 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This standard is effective for fiscal years beginning after December 31, 2019, with early adoption permitted. The Company adopted this standard on January 1, 2020. Adoption of the new guidance had no significant impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company early adopted this standard as of January 1, 2020 on a prospective basis in accordance with ASC 250, Accounting Changes and Error Corrections. The adoption resulted in the Company no longer needing to determine the tax effect from unrealized gains on available for sale securities, which previously had been disclosed in the consolidated statement of operations as a benefit from income taxes. Adoption of the new guidance had no significant impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In January 2020, the FASB issues Accounting Standard Update No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), which clarifies the interactions between topics 321 and 323 in applying or discontinuing the equity method of accounting for investments. This guidance will be effective for the Company in the first quarter of 2021, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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
There were no Level 3 assets or liabilities at December 31, 2020 or 2019.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2020 are presented in the following table:

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds ¹	$102,039	$—	$—	$102,039
Commercial paper	—	58,975	—	58,975
Corporate bonds	—	262,757	—	262,757
U.S. treasury securities	446,996	—	—	446,996
U.S. agency securities	—	80,039	—	80,039
Total financial assets	$549,035	$401,771	$—	$950,806
¹ Included within cash and cash equivalents on the Company’s consolidated balance sheet
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2019 are presented in the following table:

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds ¹	$122,900	$—	$—	$122,900
Corporate bonds	—	205,011	—	205,011
U.S. treasury securities	181,894	—	—	181,894
U.S. agency securities	—	25,824	—	25,824
Certificates of deposit	—	1,000	—	1,000
Total financial assets	$304,794	$231,835	$—	$536,629
¹ Included within cash and cash equivalents on the Company’s consolidated balance sheet
The carrying amounts of accounts payable and accrued liabilities approximate their fair values due to their short-term maturities. The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

There were no transfers of assets between the fair value measurement levels during the years ended December 31, 2020 or 2019.
Note 4. Investments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of December 31, 2020 are presented in the following table:

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$102,039	$—	$—	$102,039
Commercial paper	58,969	8	(2)	58,975
Corporate bonds	262,349	444	(36)	262,757
U.S. treasury securities	446,726	282	(12)	446,996
U.S. agency securities	80,012	30	(3)	80,039
Total cash equivalents and investments	$950,095	$764	$(53)	$950,806

Classified as:
Cash equivalents				$102,039
Short-term investments				644,559
Long-term investments				204,208
Total cash equivalents, and investments				$950,806
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
The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company does not intent to sell these investments and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.
The fair values of available-for-sale debt investments by contractual maturity as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
	(in thousands)
Due in 1 year or less	$644,559	$355,407
Due in 1 - 2 years	148,211	58,322
Due in 3 years	55,997	—
Instruments not due at a single maturity date	102,039	122,900
Total cash equivalents and investments	$950,806	$536,629
As of December 31, 2020 and 2019, the remaining contractual maturities of available-for-sale securities were less than three years and two years, respectively. There have been no significant realized losses on available-for-sale securities for the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors. As of December 31, 2020 and 2019, securities with a fair value of $5.0 million and zero respectively, were in a net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on marketable securities.
As of December 31, 2020 and 2019, the Company recognized $2.8 million and $2.4 million of accrued interest receivable from available-for-sale investments within prepaid expenses and other current assets on the consolidated balance sheets.
Note 5. Balance Sheet Components
Property and Equipment, Net

	December 31,
	2020	2019
	(in thousands)
Construction in progress	$68,944	$12,390
Leasehold improvements	31,518	29,924
Laboratory equipment	23,810	13,117
Computers equipment and purchased software	4,088	3,726
Furniture and fixtures	3,388	2,764
Total	131,748	61,921
Less: accumulated depreciation	(12,908)	(5,472)
Total property and equipment, net	$118,840	$56,449
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $7.4 million, $4.6 million and $1.0 million respectively. Disposals of property and equipment were zero , $0.2 million and zero for the years ended December 31, 2020, 2019 and 2018, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2020	2019
	(in thousands)
Accrued compensation and related benefits	$15,943	$9,560
Accrued research and development expenses	13,887	4,833
Accrued property and equipment	7,475	3,575
Unvested shares liability	2,842	2,843
Other	4,791	3,018
Total accrued and other current liabilities	$44,938	$23,829

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

In addition, under the terms of the Pfizer Agreement, the Company was also required to make milestone payments to Pfizer of $30.0 million or $60.0 million per target (depending on the target, and up to $840.0 million in the aggregate for all targets) upon successful completion of certain regulatory and sales milestones for certain targets covered by the Pfizer Agreement. No milestone payments were made or became due in the years ended December 31, 2020, 2019 and 2018. These contingent payments were not part of the consideration for the purchased assets.
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
Note 7. License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In connection with the Pfizer Agreement (see Note 6), the Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the years ended December 31, 2020, 2019 and 2018.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses in the consolidated statement of operations. For the year ended December 31, 2019, $5.0 million of costs were incurred related to the achievement of a clinical development milestone under this agreement. No clinical development milestones were achieved for the years ended December 31, 2020 and 2018.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42 million and €70.5 million ($86.6 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.
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
For the year ended December 31, 2020, the Company recorded $8.5 million of net cost recoveries under the cost-sharing terms as a reduction to research and development expenses. For the years ended December 31, 2019 and 2018, the Company recorded $7.3 million and $4.2 million, respectively, of costs incurred under the collaboration agreement with Servier as research and development expenses. As of December 31, 2020, amounts due from Servier of $3.8 million were recorded in other current assets in the accompanying consolidated balance sheets. As of December 31, 2019, amounts due to Servier of $2.2 million were recorded in accrued and other current liabilities in the accompanying consolidated balance sheets.
Research Collaboration and License Agreement with Notch Therapeutics
On November 1, 2019, the Company entered into a Collaboration and License Agreement (the Notch Agreement) with Notch Therapeutics Inc. (Notch), pursuant to which Notch granted to Allogene an exclusive, worldwide, royalty-bearing, sublicensable license under certain of Notch’s intellectual property to develop, make, use, sell, import, and otherwise commercialize therapeutic gene-edited T cell and/or natural killer (NK) cell products from induced pluripotent stem cells directed at certain CAR targets for initial application in non-Hodgkin lymphoma, acute lymphoblastic leukemia and multiple myeloma. In addition, Notch has granted Allogene an option to add certain specified targets to its exclusive license in exchange for an agreed per-target option fee.
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
The Company has determined that Notch is a variable interest entity as of December 31, 2020 and 2019, respectively. The Company does not have the power to direct the activities which most significantly affect Notch's economic performance. Accordingly, for the years ended December 31, 2020 and 2019, the Company did not consolidate Notch because the Company determined that it was not the primary beneficiary.
For the years ended December 31, 2020 and 2019, the Company recorded $3.2 million and $0.1 million, respectively, in collaboration costs as research and development expenses.
Strategic Alliance with The University of Texas MD Anderson Cancer Center
On October 6, 2020, the Company entered into a strategic five-year collaboration agreement with The University of Texas MD Anderson Cancer Center (MD Anderson) for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. The Company and MD Anderson are collaborating on the design and conduct of preclinical and clinical studies with oversight from a joint steering committee.
Under the terms of the agreement, the Company has committed up to $15.0 million of funding for the duration of the agreement. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance. The Company made an upfront payment of $3.0 million to MD Anderson in the year ended December 31, 2020. The Company is obligated to make further payments to MD Anderson each year upon the anniversary of the agreement effective date through the duration of the agreement term. These costs are expensed to research and development as MD Anderson renders the services under the strategic alliance. As of December 31, 2020, no research and development costs had been incurred under the alliance.
The agreement may be terminated by either party for material breach by the other party. Individual studies may be terminated for, among other things, material breach, health and safety concerns or where the institutional review board, the review board at the clinical site with oversight of the clinical study, requests termination of any study. Where any legal or regulatory authorization is finally withdrawn or terminated, the relevant study will also terminate automatically.

Joint Venture and License Agreement with Allogene Overland Biopharm (CY) Limited
On December 14, 2020, the Company entered into a License Agreement with Allogene Overland Biopharm (CY) Limited (Allogene Overland), a joint venture established by the Company and Overland Pharmaceuticals (CY) Inc. (Overland), pursuant to a Share Purchase Agreement, dated December 14, 2020, for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory).

Pursuant to the Share Purchase Agreement, the Company acquired Seed Preferred Shares in Allogene Overland representing 49% of Allogene Overland's outstanding stock as partial consideration for the License Agreement, and Overland acquired Seed Preferred Shares representing 51% of Allogene Overland's outstanding stock for $117.0 million in upfront and certain quarterly cash payments, to support operations of Allogene Overland. As of December 31, 2020, the Company and Overland are the sole equity holders in Allogene Overland. The Company received $40 million from Allogene Overland as partial consideration for the License Agreement.

Pursuant to the License Agreement, the Company granted Allogene Overland an exclusive license to develop, manufacture and commercialize certain allogeneic CAR T cell candidates directed at four targets, BCMA, CD70, FLT3, and DLL3, in the JV Territory. As consideration, the Company would also be entitled to additional regulatory milestone payments of up to $40.0 million and, subject to certain conditions, tiered low-to-mid single-digit sales royalties.

Promises that the Company concluded were distinct performance obligations in the License Agreement included: (1) the license of intellectual property and delivery of know-how, (2) the manufacturing license, related know-how and support, (3) if and when available know-how developed in future periods, and (4) participation in the joint steering committee.

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Fixed consideration exists in the form of the upfront payment. Regulatory milestones and royalties were considered variable consideration. The Company constrains the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. Milestone fees were constrained and not included in the transaction price due to the uncertainties of research and development. The Company re-evaluates the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The shares of Series Seed Preferred Stock were accounted for as part of the Company’s joint venture and equity method accounting upon formation of the joint venture, and as such, were excluded from the transaction price. The Company determined that the initial transaction price consists of the upfront payment of $40.0 million. The allocation of the transaction price is performed based on standalone selling prices, which are based on estimated amounts that the Company would charge for a performance obligation if it were sold separately. The transaction price allocated to the license of intellectual property and delivery of know-how will be recognized upon grant of license and delivery of know-how. The transaction price allocated to (i) the manufacturing license, related know-how and support services, (ii) if and when available know-how developed in future periods, and (iii) participation in the joint steering committee, will be recognized over time as the services are delivered. Funds received in advance are recorded as deferred revenue and will be recognized as the performance obligations are satisfied.

The Company has determined that Allogene Overland is a variable interest entity as of December 31, 2020. The Company does not have the power to independently direct the activities which most significantly affect Allogene Overland's economic performance. Accordingly, for the year ended December 31, 2020, the Company did not consolidate Allogene Overland because the Company determined that it was not the primary beneficiary.

For the year ended December 31, 2020, the Company recorded the $40.0 million upfront cash payment received from Allogene Overland as deferred revenue, of which $39.0 million was current, on the consolidated balance sheet.
Note 8. Commitments and Contingencies
Leases
In August 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term is 127 months beginning August 2018 through February 2029 with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has made certain tenant improvements, including the addition of laboratory space, and has received $5.0 million of tenant improvement allowances up to December 31, 2020. The rent payments began on March 1, 2019 after an abatement period.

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

In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease term is 188 months beginning November 2020 through July 2036. Upon certain conditions, the Company has two ten-year options to extend the lease, both of which are not reasonably assured of exercise. The Company is entitled to a tenant improvement allowance of $2.9 million for costs related to the design and construction of certain Company improvements, and has received $1.6 million of tenant improvement allowances up to December 31, 2020.

The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the consolidated balance sheet. Restricted cash related to letters of credit due to landlords was $5.2 million and $4.3 million as of December 31, 2020 and 2019, respectively.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating lease liabilities
Current portion included in accrued and other current liabilities	$2,974	$1,679
Long-term portion of lease liabilities	50,809	51,349
Total operating lease liabilities	$53,783	$53,028
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
Operating lease cost	$7,390	$5,945	$1,863
Variable lease cost	1,382	1,087	32
Total lease costs	$8,771	$7,033	$1,895
Cash paid for amounts included in the measurement of lease liabilities for the twelve months ended December 31, 2020 was $6.2 million and was included in net cash used in operating activities in our consolidated statements of cash flows.

The undiscounted future non-cancellable lease payments under our operating leases as of December 31, 2020 is as follows:

Year ending December 31:	(in thousands)
2021	$6,485
2022	7,917
2023	8,168
2024	8,430
2025 and thereafter	56,654
Total undiscounted lease payments	87,653
Less: Present value adjustment	(32,313)
Less: Tenant improvement allowance	(1,557)
Total	$53,783

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 8.37%. As of December 31, 2020, the weighted average remaining lease term for our operating leases is 10.28 years.

Rent expense for short-term leases was $0.2 million, $2.4 million and $2.6 million for the years ended December 31, 2020, 2019 and 2018 respectively.

Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement. At the inception of such leases, the Company records an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. To determine the fair value of the obligation, we estimate the cost for a third-party to perform the restoration work. In subsequent periods, for each asset retirement obligation, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciate each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. Asset retirement obligations were $0.5 million and $0.4 million as of December 31, 2020 and 2019 respectively.
Other Commitments
Solar Power Purchase and Energy Services Agreement
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and is expected to commence in the first half of 2021. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is disclosed as restricted cash in the consolidated balance sheet as of December 31, 2020.
License Agreements for Intellectual Property
The Company has entered into certain license agreements for intellectual property which is used as part of our development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of December 31, 2020.
Purchase Commitments
In the normal course of business, the Company enters into various purchase commitments with third-party contract manufacturers for the manufacture and processing of our product candidates and related raw materials, and we have entered into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of December 31, 2020, the Company had non-cancellable purchase commitments of $5.4 million.
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
Note 9. Equity Method Investments
Notch Therapeutics

In conjunction with the execution of the Notch Agreement (see Note 7), the Company also entered into a Share Purchase Agreement with the Company acquiring shares of Notch’s Series Seed convertible preferred stock for a total investment cost of $5.1 million which includes transaction costs of $0.1 million, resulting in a 25% ownership interest in Notch.
The Company’s total equity investment in Notch as of December 31, 2020 and 2019 was $3.7 million and $4.9 million, respectively, based on the cost method of accounting. During the years ended December 31, 2020 and 2019, the Company recognized its share of Notch's net loss under the other expenses caption within the consolidated statement of operations.
Allogene Overland Biopharm (CY) Limited
In conjunction with the execution of the License Agreement with Allogene Overland (see Note 7), the Company also entered into a Share Purchase Agreement and Shareholders' Agreement with the joint venture company acquiring shares of Allogene Overland’s Seed Preferred Shares representing a 49% ownership interest in exchange for entering into a License Agreement which had a carrying value of zero. The Company accounts for its investment in Allogene Overland as an equity method investment at carrying value. The Company's total equity investment is Allogene Overland was zero as of December 31, 2020.
The Company’s equity investment in Allogene Overland as of December 31, 2020 had a zero carryover basis. Therefore, the Company did not account for its share of losses incurred by Allogene Overland. See Note 7 for further details.
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
On issuance, the Company elected to account for the 2018 Notes at fair value with any changes in estimated fair value being recognized through the statements of operations and comprehensive loss until the 2018 Notes settled. The fair value of the 2018 Notes was determined to be $141.4 million upon settlement. For the years ended December 31, 2020 and 2019, the Company recognized zero and $21.2 million, respectively, of expense in the accompanying statements of operations and comprehensive loss for the change in fair value of the 2018 Notes. On issuance, total debt issuance costs of $3.4 million were expensed and recognized as interest expense in the accompanying statements of operations and comprehensive loss.
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
Preferred Stock
Pursuant to the Amended and Restated Certificate of Incorporation filed on October 15, 2018, as amended, the Company is authorized to issue a total of 10,000,000 shares of preferred stock, of which no shares were issued and outstanding at December 31, 2020 and 2019.

Common Stock
Pursuant to the Amended and Restated Certificate of Incorporation filed on October 15, 2018, as amended, the Company is authorized to issue a total of 200,000,000 shares of common stock, of which 140,474,305 and 124,267,358 shares were issued and outstanding at December 31, 2020 and 2019, respectively.
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
Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2020 and 2019, no dividends on common stock had been declared by the Company’s Board of Directors.
Note 12. Stock-Based Compensation
2018 Equity Incentive Plan

In June 2018, the Company adopted its 2018 Equity Incentive Plan (Prior 2018 Plan). The 2018 Plan provided for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Company’s Board of Directors and consultants of the Company under terms and provisions established by the Company’s Board of Directors. In September 2018, the Board of Directors adopted a new amended and restated 2018 Equity Incentive Plan as a successor to and continuation of the Prior 2018 Plan, which became effective in October 2018 (the 2018 Plan), which authorized additional shares for issuance and provided for an automatic annual increase to the number of shares issuable under the 2018 Plan by an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The term of any stock option granted under the 2018 Plan cannot exceed 10 years. The Company generally grants stock-based awards with service conditions only. Options granted typically vest over a four-year period but may be granted with different vesting terms. Restricted Stock Units granted typically vest annually over a four-year period but may be granted with different vesting terms. Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date. If the individual possesses more than 10% of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market value of a common share of stock on the date of grant. This requirement is applicable to incentive stock options only.
As of December 31, 2020 and 2019, there were 12,308,848 and 9,642,503 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2019	9,190,522	$14.51	8.82	$110,490
Options granted	3,252,687	21.86
Options exercised	(1,260,275)	7.05		$36,264
Options forfeited	(748,900)	13.99
Balance, December 31, 2020	10,434,034	$17.73	8.29	$93,149
Exercisable, December 31, 2020	6,473,752	$15.77	8.17	$65,818
Vested and expected to vest, December 31, 2020	10,434,034	$17.73	8.29	$93,149

The aggregate intrinsic values of options exercised, outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2020. During the years ended December 31, 2020 and 2019, the estimated weighted-average grant-date fair value of employee options granted was $13.79 per share and $18.42 per share, respectively. As of December 31, 2020 and 2019, there was $81.1 million and $74.7 million, respectively, of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2 years, 222 days and 3 years, 15 days, respectively.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019
Fair value of common stock	$18.22 - $48.94	$25.94 - $31.99
Expected term in years	5.31 - 6.09	5.27 - 6.08
Expected volatility	71.42% - 72.14%	74.14% - 74.92%
Expected risk-free interest rate	0.31% - 1.65%	1.54% - 2.62%
Expected dividend	0%	0%
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
For the years ended December 31, 2020 and 2019, total stock-based compensation expense related to stock options was $31.8 million and $21.9 million, respectively.
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2019	1,941,155	$27.45	1.98	50,431
Granted	1,269,499	24.40	1.68
Vested	(490,470)	27.41
Forfeited	(226,264)	24.87
Unvested December 31, 2020	2,493,920	$26.14	1.66	$62,947
Vested and expected to vest, December 31, 2020	2,493,920	$26.14	1.66	$62,947

    For the years ended December 31, 2020 and 2019, the Company granted zero and 57,361 performance based restricted stock units to a certain executive officer pursuant to the 2018 Plan. The 2019 granted performance awards are subject to the holder's continued service to the Company through each applicable vesting event. Through December 31, 2020, the Company believes that the achievement of the requisite performance conditions for these awards are not probable and as a result, no compensation expense has been recognized related to these awards in the year ended December 31, 2020.
For the years ended December 31, 2020 and 2019, total stock-based compensation expense related to restricted stock units was $17.2 million and $8.8 million, respectively. As of December 31, 2020 and 2019, there was $51.1 million and $43.0 million, respectively, of unrecognized stock-based compensation which is expected to be recognized over a weighted average period of 2.84 years.
Employee Stock Purchase Plan
In October 2018, the shareholders approved the 2018 Employee Stock Purchase Plan (ESPP), which initially reserved 1,160,000 shares of our common stock for employee purchases under terms and provisions established by the Board of Directors. Effective January 1, 2020 and 2019, the number of shares authorized under the ESPP for employee purchases increased by 1,242,673 and 1,214,826 shares respectively. The ESPP is intended to qualify as an ‘employee stock purchase plan’ under Section 423 of the Internal Revenue Code. Under the current offering adopted pursuant to the ESPP, each offering period is approximately 24 months, which is generally divided into four purchase periods of approximately six months.
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
The fair values of the rights granted under the ESPP were calculated using the following assumptions:

Year ended December 31,
	2020	2019
Expected term (in years)	0.50 – 2.00	0.50 – 2.00
Volatility	63.88% - 72.75%	60.4% - 76.0%
Risk-free interest rate	0.12%-0.36%	1.72% - 2.49%
Dividend yield	—	—
For the years ended December 31, 2020 and 2019, total stock-based compensation expense related to ESPP was $2.5 million and $1.6 million, respectively.
Founders’ Stock

Stock-based compensation expense is recognized for shares of founders’ stock as vesting conditions are met. In relation to the modification described in Note 11, 24,230,750 shares of founders’ stock remained unvested at the modification date in April 2018. For the years ended December 31, 2020 and 2019, $13.7 million and $13.7 million of stock-based compensation expense was recognized related to the vesting of 6,057,684 and 6,057,684 shares, respectively, of founders' stock. At December 31, 2020 and 2019, there was $17.1 million and $30.9 million of unrecognized stock-based compensation expense related to 7,572,119 and 13,629,803 shares of unvested founders’ stock which is expected to be recognized over 1 year, 3 months and 2 years, 3 months, respectively. The weighted-average fair value at grant date for founders’ stock was $2.27 per share.
Total stock-based compensation expense related to stock options, restricted stock units, employee stock purchase plans and vesting of the founders’ common stock was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development	$31,309	$19,429	$1,657
General and administrative	33,952	26,634	16,909
Total stock-based compensation expense	$65,261	$46,063	$18,566
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the Prior 2018 Plan and the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities and other long-term liabilities for the noncurrent portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. During the years ended December 31, 2020 and 2019, zero options were early exercised. As of December 31, 2020 and 2019, there was $2.8 million and $2.8 million recorded in accrued and other liabilities and $1.1 million and $3.9 million recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the consolidated financial statements since the exercise date but the shares which are subject to future vesting conditions are not included in the calculation of earnings per share.
Note 13. Related Party Transactions
Pfizer Inc.
As of December 31, 2020 and 2019, Pfizer held 22,032,040 shares of Common Stock and had appointed one member to the Company’s Board of Directors.
In April 2018, the Company and Pfizer entered into a transition services agreement (the Pfizer TSA) for Pfizer to provide professional services to the Company related to research and development, project management, and other administrative functions. In September 2019, the Company and Pfizer terminated the Pfizer TSA. For the years ended December 31, 2020, 2019 and 2018, the costs incurred under the Pfizer TSA were zero, $4.5 million and $10.1 million, respectively.
The Company also purchased certain lab supplies and services from Pfizer in connection with its research and development activities. For the years ended December 31, 2020, 2019 and 2018, total lab supplies and services purchased from Pfizer were zero, $1.4 million and $10.4 million, respectively.
As of December 31, 2020 and 2019, the Company had amounts payable to Pfizer of zero and $0.1 million, respectively, which were recorded in the accompanying consolidated balance sheets.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chairman of the board of directors, and a director of the Company to provide various managerial, administrative, accounting and financial services to the

Company. The costs incurred for services provided under this agreement were $0.4 million, $0.6 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
In August 2018, the Company entered into a consulting agreement with Bellco Capital LLC (Bellco). Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $33,333 per month in arrears commencing January 2019 and $37,000 per month in arrears commencing January 2020. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus and out-of-pocket expenses incurred under this consulting agreement were $0.9 million, $0.8 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020 and 2019, amounts due to Bellco of $0.3 million and $0.3 million, respectively, were recorded in accrued and other current liabilities in the accompanying consolidated balance sheets.
Sublease Agreements
In December 2018, the Company entered into a sublease with Bellco for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco Capital Advisors Inc. The total right of use asset and associated liability recorded related to this related party lease was $0.1 million and $0.1 million at December 31, 2020 and 2019, respectively.
In February 2019, the Company subleased 2,180 square feet of its office space in New York, New York, to ByHeart, Inc., formerly known as Second Science, Inc. (ByHeart). ByHeart is a development-stage infant formula company. Certain of the Company’s board members and executive officers have beneficial ownership in ByHeart and two serve on the board of directors of ByHeart. In September 2019, the Company entered into an amendment to the sublease agreement and increased the subleased space to 2,907 square feet. In October 2020, the sublease agreement between the Company and ByHeart was terminated. Sublease income for the years ended December 31, 2020 and 2019 was $0.3 million and $0.3 million, respectively, and was recognized as other income.
Allogene Overland Biopharm (CY) Limited
On December 14, 2020, the Company entered into an agreement with Overland to create a joint venture for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore. In December 2020, the joint venture company, Allogene Overland, was established and obtained its business license in the Cayman Islands. Upon consummation of the joint venture, the Company and Overland received a 49% and 51% equity interest, respectively, in the entity in exchange for their contributions to the entity. See Notes 7 and 9 for further discussion.
Note 14. 401(k) Plan
In April 2018, the Company began to sponsor a 401(k) retirement savings plan for the benefit of its employees. All employees are eligible to participate, provided they meet the requirements of the plan. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $1.4 million, $0.9 million and $0.4 million related to matched contributions for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 15. Income Taxes
For the years ended December 31, 2020, 2019 and 2018, the Company recorded income tax related to minimum state taxes. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.
The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

	Year Ended December 31,
	2020	2019	2018
Current:	(in thousands)
Federal	$—	$—	$—
State	—	1	2
	—	1	2
Deferred:
Federal	—	(251)	(89)
State	—	(81)	(30)
	—	(332)	(119)
Benefit for income taxes	$—	$(331)	$(117)
Reconciliation of the benefit for income taxes calculated at the statutory rate to our benefit for income taxes is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Tax benefit at federal statutory rate	$(52,546)	$(38,834)	$(44,441)
State taxes, net of federal benefit	(18,656)	(12,951)	(10,652)
Stock-based compensation	997	2,037	3,629
Research tax credits	(2,319)	(1,714)	(708)
Write-off of in-process R&D	—	—	5,247
Change in fair value of convertible notes	—	—	4,454
Change in valuation allowance	72,538	49,989	41,916
Other	(14)	1,142	438
Benefit for incomes taxes	$—	$(331)	$(117)
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$115,199	$54,018	$16,437
Tax credit carryforwards	8,297	4,239	1,239
Intangibles	20,582	22,770	23,086
Accrued expenses	3,888	2,375	952
Lease liabilities	15,050	14,839	9,730
Stock based compensation	12,970	6,870	360
Investments	175	—	—
Other	12	—	—
Total deferred tax assets	176,173	105,111	51,804
Deferred tax liabilities:
Fixed assets	(172)	(361)	(531)
Right of use leased assets	(11,556)	(12,453)	(9,239)
Investments	—	(393)	(118)
Other	—	—	—
Total deferred tax liabilities	(11,728)	(13,207)	(9,888)
Net deferred tax assets	164,445	91,904	41,916
Valuation allowance	(164,445)	(91,904)	(41,916)
Net deferred tax assets	$—	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $72.5 million, $50.0 million and $41.9 million during the years ended December 31, 2020, 2019 and 2018, respectively.
The following table sets forth our federal and state NOL carryforwards and federal research and development tax credits as of December 31, 2020:

	Amount	Expiration
	(in thousands)
Net operating losses, federal	$413,920	Indefinite
Net operating losses, federal	$2	2037
Net operating losses, state	$404,881	2037-2039
Tax credits, federal	$7,902	2037-2039
Tax credits, state	$7,502	Indefinite
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
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance will be effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company early adopted this standard as of January 1, 2020 on a prospective basis in accordance with ASC 250, Accounting Changes and Error Corrections. The adoption resulted in the Company no longer needing to determine the tax effect from unrealized gains on available for sale securities, which previously had been disclosed in the consolidated statement of operations as a benefit from income taxes. The impact of the adoption is that the benefit from income taxes in the consolidated statement of operations and comprehensive loss is zero. For the years ended December 31,

2019 and 2018, the Company recorded a tax benefit of $0.3 million and $0.1 million respectively, in other comprehensive income, related to available-for-sale securities.
We apply the provisions of ASC Topic 740 to account for uncertain income tax positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2020	2019	2018
	(in thousands)
Balance at beginning of the year:	3,148	920	—
Additions based on tax positions related to current year	3,013	2,228	920
Additions to tax position of prior year	—	—	—
Reductions to tax position of prior years	—	—	—
Lapse of the applicable statute of limitations	—	—	—
Balance at end of the year	$6,161	$3,148	$920
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of interest and other income, net, as necessary. As of December 31, 2020, 2019 and 2018, there were no accrued interest and penalties related to uncertain tax positions. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.  We are subject to examination by U.S. federal or state tax authorities for all years since inception.
Note 16. Net Loss and Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(250,221)	$(184,594)	$(211,505)
Denominator:
Weighted average common shares outstanding	120,370,177	101,061,149	28,948,386
Net loss per share, basic and diluted	$(2.08)	$(1.83)	$(7.31)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2020	2019	2018
Stock options to purchase common stock	10,434,034	9,190,522	7,235,545
Restricted stock units subject to vesting	2,493,920	1,941,155	—
Expected shares purchased under Employee Stock Purchase Plan	312,750	195,161	144,272
Founder shares subject to future vesting	7,572,119	13,629,803	19,687,487
Early exercised stock options subject to future vesting	1,737,137	2,992,290	5,020,580
Total	22,549,960	27,948,931	32,087,884

Note 17. Subsequent Events
In February 2021, the Company made a $15.9 million investment in Notch's Series A preferred stock. Immediately following this transaction, the Company's share in Notch was 17% on a fully diluted basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Allogene Therapeutic, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Allogene Therapeutic, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Allogene Therapeutic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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
February 25, 2021
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC by April 30, 2021 (our Proxy Statement) and is incorporated in this Annual Report by reference.
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

4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, as amended (File No. 001-38693), filed with the SEC on February 27, 2020).
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

10.11+
Employment Letter of Agreement, dated July 29, 2019, by and between the Registrant and Rafael G. Amado, M.D. (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, as amended (File No. 001-38693), filed with the SEC on February 27, 2020).

10.12+
Employment Letter of Agreement, dated April 30, 2018, by and between the Registrant and Veer Bhavnagri (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on May 6, 2020).

10.13*
License Agreement, dated March 8, 2019, between the Registrant and Cellectis S.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on May 7, 2019).

10.14†
Exclusive License and Collaboration Agreement, dated October 30, 2015, by and between the Registrant (assignee of Pfizer Inc.) and Les Laboratoires Servier and Institut de Recherches Internationales Servier (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 17, 2018).

10.15†
Asset Contribution Agreement, dated April 2, 2018, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018).

10.16*
Collaboration and License Agreement, dated November 1, 2019, by and between the Registrant and Notch Therapeutics Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, as amended (File No. 001-38693), filed with the SEC on February 27, 2020).

10.17
Lease, dated August 1, 2018, by and between the Registrant and Britannia Pointe Grand Limited Partnership. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), originally filed with the SEC on September 14, 2018).

10.18
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

10.20
First Amendment, dated September 4, 2019, to the Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on November 5, 2019).

10.21
Second Amendment, dated July 15, 2020, to the Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693) for the quarter ended June 30, 2020, filed with the SEC on August 5, 2020).

10.22
Sales Agreement, dated November 5, 2019, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-234516), filed with the SEC on November 5, 2019).

10.23*¥	Exclusive License Agreement, dated December 14, 2020, by and between the Registrant and Allogene Overland Biopharm (CY) Limited.
10.24*¥	Share Purchase Agreement, dated December 14, 2020, by and among the Registrant, Overland Pharmaceuticals (CY) Inc. and Allogene Overland Biopharm (CY) Limited.
10.25*	Shareholders' Agreement, dated December 14, 2020, by and among the Registrant, Overland Pharmaceuticals (CY) Inc. and Allogene Overland Biopharm (CY) Limited.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL.
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
¥          Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California, on February 25, 2021.

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

Signature	Title	Date

/s/ David Chang, M.D., Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	February 25, 2021
David Chang, M.D., Ph.D.	(Principal Executive Officer)

/s/ Eric Schmidt, Ph.D.	Chief Financial Officer	February 25, 2021
Eric Schmidt, Ph.D.	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun, M.D., FACS	Executive Chairman of the Board of Directors	February 25, 2021
Arie Belldegrun, M.D., FACS

/s/ David Bonderman	Member of the Board of Directors	February 25, 2021
David Bonderman

/s/ John DeYoung	Member of the Board of Directors	February 25, 2021
John DeYoung

/s/ Franz Humer, Ph.D.	Member of the Board of Directors	February 25, 2021
Franz Humer, Ph.D.

/s/ Joshua Kazam	Member of the Board of Directors	February 25, 2021
Joshua Kazam

/s/ Deborah M. Messemer	Member of the Board of Directors	February 25, 2021
Deborah M. Messemer

/s/ Todd Sisitsky	Member of the Board of Directors	February 25, 2021
Todd Sisitsky

/s/ Owen Witte, M.D.	Member of the Board of Directors	February 25, 2021
Owen Witte, M.D.