Form 10-Q
period 2021-03-31
Allogene Therapeutics, Inc.
filed 2021-05-05
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 3, 2021, the registrant had 141,538,421 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets		(1)
Current assets:
Cash and cash equivalents	$236,865	$183,351
Short-term investments	462,716	644,559
Prepaid expenses and other current assets	16,480	17,220
Total current assets	716,061	845,130
Long-term investments	264,573	204,208
Operating lease right-of-use asset	40,189	41,295
Property and equipment, net	123,146	118,840
Restricted cash	9,449	9,449
Other long-term assets	6,275	5,169
Equity method investment	19,351	3,738
Total assets	$1,179,044	$1,227,829
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,875	$10,390
Accrued and other current liabilities	39,735	44,938
Deferred revenue	239	38,992
Total current liabilities	54,849	94,320
Lease liability, non-current	51,625	50,809
Other long-term liabilities	2,791	3,083
Total liabilities	109,265	148,212
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares were issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 141,470,075 and 140,474,305 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	141	140
Additional paid-in capital	1,749,097	1,725,552
Accumulated deficit	(679,358)	(646,343)
Accumulated other comprehensive (loss) income	(101)	268
Total stockholders’ equity	1,069,779	1,079,617
Total liabilities and stockholders’ equity	$1,179,044	$1,227,829
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)The balance sheet as of December 31, 2020 is derived from the audited financial statements as of that date.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue - related party	$38,345	$—
Operating expenses:
Research and development	55,183	42,042
General and administrative	16,363	15,641
Total operating expenses	71,546	57,683
Loss from operations	(33,201)	(57,683)
Other income (expense), net:
Interest and other income, net	511	3,261
Other expenses	(325)	(58)
Total other income (expense), net	186	3,203
Net loss	(33,015)	(54,480)
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments	(369)	465
Net comprehensive loss	$(33,384)	$(54,015)
Net loss per share, basic and diluted	$(0.25)	$(0.50)
Weighted-average number of shares used in computing net loss per share, basic and diluted	132,165,014	108,963,522
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2020	140,474,305	$140	$1,725,552	$(646,343)	$268	$1,079,617
Issuance of common stock upon exercise of stock options and vesting of RSUs	897,744	1	4,059	—	—	4,060
Vesting of early exercised common stock	—	—	710	—	—	710
Stock-based compensation	—	—	16,792	—	—	16,792
Employee stock purchase plan	98,026	—	1,984	—	—	1,984
Net loss	—	—	—	(33,015)	—	(33,015)
Net unrealized loss on available-for-sale investments	—	—	—	—	(369)	(369)
Balance - March 31, 2021	141,470,075	$141	$1,749,097	$(679,358)	$(101)	$1,069,779

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - December 30, 2019	124,267,358	$124	$1,023,876	$(396,122)	$1,145	$629,023
Issuance of common stock upon exercise of stock options and vesting of RSUs	339,775	—	303	—	—	303
Vesting of early exercised common stock	—	—	710	—	—	710
Stock-based compensation	—	—	14,215	—	—	14,215
Employee stock purchase plan	84,565	—	1,438	—	—	1,438
Issuance of common stock from public offering, net of commissions and offering costs of $0.3 million	570,839	1	14,844	—	—	14,845
Net loss	—	—	—	(54,480)	—	(54,480)
Net unrealized gain on available-for-sale investments	—	—	—	—	465	465
Balance - March 31, 2020	125,262,537	$125	$1,055,386	$(450,602)	$1,610	$606,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(33,015)	$(54,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,792	14,215
Amortization of other intangible assets acquired	—	151
Depreciation and amortization	1,918	1,893
Net amortization/accretion on investment securities	1,911	(207)
Non-cash rent expense	2,007	718
Share of losses from equity method investments	325	64
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	740	2,552
Other long-term assets	(799)	(57)
Accounts payable	4,152	(1,044)
Accrued and other current liabilities	(4,314)	(3,913)
Deferred revenue	(38,753)	—
Other long-term liabilities	(292)	(701)
Net cash used in operating activities	(49,328)	(40,809)
Cash flows from investing activities:
Purchases of property and equipment	(6,461)	(12,253)
Purchase of stock in equity method investment	(15,938)	—
Proceeds from maturities of investments	268,249	120,261
Purchase of investments	(149,052)	(123,015)
Net cash (used in) provided by investing activities	96,798	(15,007)
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	—	14,845
Proceeds from issuance of common stock upon exercise of stock options	4,060	303
Proceeds from issuance of common stock under the employee stock purchase plan	1,984	1,438
Net cash provided by financing activities	6,044	16,586
Net change in cash, cash equivalents and restricted cash	53,514	(39,230)
Cash, cash equivalents and restricted cash — beginning of period	192,800	179,425
Cash, cash equivalents and restricted cash — end of period	$246,314	$140,195
Non-cash investing activities:
Property and equipment purchases in accounts payable and accrued and other current liabilities	$8,299	$4,208
Capitalized cloud computing costs included in accounts payable and accrued and other current liabilities	$277	$—
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(966)	$(1,396)
Cash received for amounts related to tenant improvement allowances	$1,111	$532
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
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company's product candidates. The Company had cash and cash equivalents and investments of $964.2 million as of March 31, 2021. Since inception through March 31, 2021, the Company has incurred cumulative net losses of $679.4 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
The condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of stockholders’ equity as of March 31, 2021 and 2020, the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021.
Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include but are not limited to the fair value of stock options, fair value of investments, income tax uncertainties, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report, with the exception of revenue recognition related to the collaboration revenue recognized in the three months ended March 31, 2021 and the recently adopted accounting pronouncements in the section below.
Revenue Recognition
The Company’s revenue may be generated through collaboration research and license agreements. The terms of these agreements may contain multiple deliverables which may include (i) grant of licenses, (ii) transfer of know-how, (iii) research and development activities, (iii) clinical manufacturing and, (iv) product supply. The payment terms of these agreements may include nonrefundable upfront fees, payments for research and development activities, payments based upon the achievement of certain milestones, royalty payments based on product sales derived from the collaboration, and payments for supplying product.

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of Topic 606, Revenue from Contracts with Customers (ASC 606). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606.

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
Recently Adopted Accounting Pronouncements

In January 2020, the FASB issued Accounting Standard Update No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), which clarifies the interactions between Topics 321 and 323 in applying or discontinuing the equity method of accounting for investments. This guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard on January 1, 2021 on a prospective basis. Adoption of the new guidance had no significant impact on the Company's condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company's condensed consolidated financial statements.
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
There were no Level 3 assets or liabilities as of March 31, 2021 and as of December 31, 2020.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2021 and as of December 31, 2020 are presented in the following tables:

	March 31, 2021
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds (1)	$176,627	$—	$—	$176,627
Commercial paper	—	39,993	—	39,993
Corporate bonds	—	221,891	—	221,891
U.S. treasury securities	390,318	—	—	390,318
U.S. agency securities	—	75,087	—	75,087
Total financial assets	$566,945	$336,971	$—	$903,916

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds (1)	$102,039	$—	$—	$102,039
Commercial paper	—	58,975	—	58,975
Corporate bonds	—	262,757	—	262,757
U.S. treasury securities	446,996	—	—	446,996
U.S. agency securities	—	80,039	—	80,039
Total financial assets	$549,035	$401,771	$—	$950,806
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets

4.         Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of March 31, 2021 and as of December 31, 2020 are presented in the following tables:

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$176,627	$—	$—	$176,627
Commercial paper	39,986	7	—	39,993
Corporate bonds	221,738	184	(31)	221,891
U.S. treasury securities	390,132	194	(8)	390,318
U.S. agency securities	75,092	15	(20)	75,087
Total cash equivalents and investments	$903,575	$400	$(59)	$903,916

Classified as:
Cash equivalents				$176,627
Short-term investments				462,716
Long-term investments				264,573
Total cash equivalents and investments				$903,916

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$102,039	$—	$—	$102,039
Commercial paper	58,969	8	(2)	58,975
Corporate bonds	262,349	444	(36)	262,757
U.S. treasury securities	446,726	282	(12)	446,996
U.S. agency securities	80,012	30	(3)	80,039
Total cash equivalents and investments	$950,095	$764	$(53)	$950,806

Classified as:
Cash equivalents				$102,039
Short-term investments				644,559
Long-term investments				204,208
Total cash equivalents and investments				$950,806
As of March 31, 2021, the remaining contractual maturities of available-for-sale securities were less than 3 years. There have been no significant realized losses on available-for-sale securities for the periods presented. As of March 31, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors. As of March 31, 2021 and December 31, 2020, securities with a fair value of zero and $5.0 million respectively, were in a net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on marketable securities.
5.         Balance Sheet Components
Property and Equipment, Net
Property and Equipment consist of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Construction in progress	$73,339	$68,944
Leasehold improvements	31,518	31,518
Laboratory equipment	25,112	23,810
Computers equipment and purchased software	4,271	4,088
Furniture and fixtures	3,731	3,388
Total	137,971	131,748
Less: accumulated depreciation	(14,825)	(12,908)
Total property and equipment, net	$123,146	$118,840

6.         License Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three months ended March 31, 2021 and 2020 respectively.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses. For the three months ended March 31, 2021 and March 31, 2020, $5.0 million and zero costs were incurred related to the achievement of a clinical development milestone under this agreement.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42.0 million and €70.5 million ($82.7 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.
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
For the three months ended March 31, 2021 and 2020, the Company recorded $3.9 million and $1.0 million, respectively, of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. As of March 31, 2021 and December 31, 2020, amounts due from Servier of $4.5 million and $3.8 million, respectively, were recorded in other current assets in the accompanying condensed consolidated balance sheets.
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
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. The Company recognized a research and development expense of $10 million during the year ended December 31, 2019 as the license had no foreseeable alternative future use. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, David Chang, M.D., Ph.D., the Company's President, Chief Executive Officer and Board member, was appointed to Notch’s Board of Directors. In February 2021, the Company made an additional $15.9 million investment in Notch's Series A preferred stock. Immediately following this transaction, the Company's share in Notch was 20.7% on a voting interest basis. The Company did not have a controlling interest in Notch as of March 31, 2021, and continued to account for its investment in Notch as an equity method investment.
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
For the three months ended March 31, 2021 and 2020, the Company recorded $1.2 million and $0.3 million, respectively, in collaboration costs as research and development expenses.
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
The Company has determined that Allogene Overland is a variable interest entity as of March 31, 2021 and December 31, 2020, respectively. The Company does not have the power to independently direct the activities which most significantly affect Allogene Overland's economic performance. Accordingly the Company did not consolidate Allogene Overland because the Company determined that it was not the primary beneficiary.
For the three months ended March 31, 2021 the Company recognized $38.3 million of collaboration revenue, primarily related to the license of intellectual property and delivery of the know-how performance obligation which was delivered in the first quarter of 2021.
7.         Commitments and Contingencies
Leases
In August 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term is 127 months beginning August 2018 through February 2029 with an option to extend the term for another seven years which is not reasonably assured of exercise. The Company has made certain tenant improvements, including the addition of laboratory space, and has received $5.0 million of tenant improvement allowances. The rent payments began on March 1, 2019 after an abatement period.

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
In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease has a term of 188 months and commenced in November 2020. Upon certain conditions, the Company has two ten-year options to extend the lease, both of which are not reasonably assured of exercise. The Company is entitled to a tenant improvement allowance of $2.9 million for costs related to the design and construction of certain Company improvements and has received $2.7 million of tenant improvement allowances up to March 31, 2021.
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $5.2 million and $4.3 million as of March 31, 2021 and December 31, 2020, respectively.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating lease liabilities
Current portion included in accrued and other current liabilities	$3,061	$2,974
Long-term portion of lease liabilities	51,625	50,809
Total operating lease liabilities	$54,686	$53,783
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$1,862	$1,868
Variable lease cost	327	210
Total lease costs	$2,189	$2,078
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2021 was $1.0 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.
The undiscounted future lease payments under the lease agreements as of March 31, 2021 were as follows:

Year ending December 31:	(in thousands)
2021 (remaining 9 months)	$5,044
2022	7,917
2023	8,168
2024	8,430
2025	8,509
2026 and thereafter	48,143
Total undiscounted lease payments	86,211
Less: Present value adjustment	(31,200)
Less: Tenant improvement allowance	(325)
Total	$54,686
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 8.40%. As of March 31, 2021, the weighted average remaining lease term for our operating leases is 10.22 years.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and is expected to commence in the second quarter of 2021. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is disclosed as restricted cash in the condensed consolidated balance sheet as of March 31, 2021.
The Company has entered into certain license agreements for intellectual property which is used as part of our development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of March 31, 2021.
The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of March 31, 2021, the Company had non-cancellable purchase commitments of $4.1 million.
8.         Equity Method Investment
Notch Therapeutics
In conjunction with the execution of the Notch Agreement (see Note 6), the Company also entered into a Share Purchase Agreement with the Company acquiring shares of Notch’s Series Seed convertible preferred stock for a total investment cost of $5.1 million which includes transaction costs of $0.1 million, resulting in a 25% ownership interest in Notch. In February 2021, the Company made a $15.9 million investment in Notch's Series A preferred stock. Immediately following this transaction, the Company's share in Notch was 20.7% on a voting interest basis.
The Company’s total equity investment in Notch as of March 31, 2021 and December 31, 2020 was $19.4 million and $3.7 million, respectively, and the Company accounted for the investment using the equity method of accounting.
Allogene Overland Biopharm (CY) Limited
In conjunction with the execution of the License Agreement with Allogene Overland (see Note 6), the Company also entered into a Share Purchase Agreement and Shareholders' Agreement with the joint venture company under which it acquired shares of Allogene Overland’s Seed Preferred Shares representing a 49% ownership interest as partial consideration for entering into a License Agreement which had a carrying value of zero. The Company accounts for its investment in Allogene Overland as an equity method investment at carrying value. The Company's total equity investment in Allogene Overland was zero as of March 31, 2021 and December 31, 2020, respectively.
The Company’s equity investment in Allogene Overland as of March 31, 2021 and December 31, 2020 had a zero carryover basis. Therefore, the Company did not account for its share of losses incurred by Allogene Overland. See Note 6 for further details.

9.         Stock-Based Compensation
In June 2018, the Company adopted its 2018 Equity Incentive Plan (Prior 2018 Plan). The Prior 2018 Plan provided for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Company’s Board of Directors and consultants of the Company under terms and provisions established by the Company’s Board of Directors. In September 2018, the Board of Directors adopted a new amended and restated 2018 Equity Incentive Plan as a successor to and continuation of the Prior 2018 Plan, which became effective in October 2018 (the 2018 Plan), which authorized additional shares for issuance and provided for an automatic annual increase to the number of shares issuable under the 2018 Plan by an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The term of any stock option granted under the 2018 Plan cannot exceed 10 years. The Company generally grants stock-based awards with service conditions only. Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date. Options granted typically vest over a four-year period but may be granted with different vesting terms. Restricted Stock Units granted typically vest annually over a four-year period but may be granted with different vesting terms.
As of March 31, 2021, there were 17,212,410 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2020	10,434,034	$17.73	8.29	$93,149
Granted	1,617,078	34.04
Exercised	(447,880)	8.95
Forfeited	(496,070)	15.36
Balance, March 31, 2021	11,107,162	$20.57	8.23	$166,162
Exercisable, March 31, 2021	7,423,034	$19.15	8.19	$120,201
Vested and expected to vest, March 31, 2021	11,107,162	$20.57	8.23	$166,162
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on March 31, 2021. For the three months ended March 31, 2021, the estimated weighted-average grant-date fair value of employee options granted was $21.41 per share. As of March 31, 2021, there was $102.9 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2 years, 332 days.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term in years	6.06 - 6.08	6.07 - 6.09
Expected volatility	70.80%	71.42%
Expected risk-free interest rate	0.60% - 1.16%	0.80% - 1.65%
Expected dividend	0%	0%
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
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2020	2,493,920	$26.14	1.66	$62,947
Granted	1,139,363	33.94	2.45
Vested	(439,652)	23.44
Forfeited	(140,218)	25.53
Unvested March 31, 2021	3,053,413	$29.47	2.01	$107,785
Vested and expected to vest, March 31, 2021	3,053,413	$29.47	2.01	$107,785
As of March 31, 2021, there was $82.0 million of unrecognized stock-based compensation related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3 years, 88 days.
Total stock-based compensation related to stock options, restricted stock units, employee stock purchase plan and vesting of the founders’ common stock was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$7,920	$6,657
General and administrative	8,872	7,558
Total stock-based compensation	$16,792	$14,215
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the Prior 2018 Plan and the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s board of directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities for the current portion, and other long-term liabilities for the non-current portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. As of March 31, 2021 and December 31, 2020 there was $2.8 million and $2.8 million recorded in accrued and other liabilities and $0.4 million and $1.1 million recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the condensed consolidated financial statements since the exercise date but the shares which are subject to future vesting conditions are not included in the calculation of earnings per share.

10.         Related Party Transactions
Collaboration Revenue
In December 2020, the Company entered into a license agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). During the three months ending March 31, 2021, the Company recognized $38.3 million of collaboration revenue from Allogene Overland under this arrangement.
Sublease Agreement
In December 2018, the Company entered into a sublease with Bellco Capital LLC (Bellco) for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco Capital Advisors Inc. The total right of use asset and associated liability recorded related to this related party lease was $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chairman of the board of directors, and a director of the Company to provide various managerial, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $37,500 per month in arrears commencing January 2020 and $38,583 per month in arrears commencing January 2021. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The cost incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
11.         Income Taxes
The Company has a history of losses, and expects to record a loss in 2021. The Company continues to maintain a full valuation allowance against its net deferred tax assets.
12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	March 31,
	2021	2020
Stock options to purchase common stock	11,107,162	11,627,389
Restricted stock units subject to vesting	3,053,413	2,534,671
Expected shares to be purchased under Employee Stock Purchase Plan	258,986	226,459
Founder's shares of common stock subject to future vesting	6,057,696	12,115,382
Early exercised stock options subject to future vesting	1,423,350	2,678,501
Total	21,900,607	29,182,402

13.         Subsequent Events

None.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (Annual Report), which was filed with the Securities and Exchange Commission (SEC) on February 25, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Allogene,” “we,” “us” and “our” refer to Allogene Therapeutics, Inc., and references to “Servier” collectively refer to Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS.
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

We are sponsoring a Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with R/R non-Hodgkin lymphoma (NHL). We are also progressing the development of the second-generation version of ALLO-501, known as ALLO-501A. We have removed rituximab recognition domains in ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL. We initiated a Phase 1/2 clinical trial for ALLO-501A (the ALPHA2 trial) in the second quarter of 2020. We plan to report updated data from the ALPHA trial and initial data from the ALPHA2 trial on May 19, 2021. We also plan to continue to progress the ALPHA and ALPHA2 trials and, subject to data, we plan to progress to the Phase 2 portion of the ALPHA2 trial by the end of 2021.

We are progressing three programs targeting B-cell maturation antigen (BCMA) for the treatment of multiple myeloma. We initiated a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715 in adult patients with R/R multiple myeloma in the third quarter of 2019 and presented initial clinical data at the American Society of Hematology annual meeting in December 2020. Based on preliminary clinical data, the U.S. Food and Drug Administration (FDA) granted Regenerative Medicine Advanced Therapy (RMAT) designation for ALLO-715 for the treatment of adult patients with R/R multiple myeloma after three or more prior lines of therapies. RMAT does not change the standards for approval but may expedite the development or approval process. In January 2020, we entered into a clinical trial collaboration agreement with SpringWorks

Therapeutics, Inc. (SpringWorks) to evaluate ALLO-715 in combination with SpringWorks’ investigational gamma secretase inhibitor, nirogacestat, in patients with R/R multiple myeloma. In the first quarter of 2021, we initiated this combination trial as part of the UNIVERSAL trial. Finally, we are advancing ALLO-605, an allogeneic CAR T cell product candidate targeting BCMA and our first product candidate to incorporate our TurboCAR technology. The FDA recently cleared our investigational new drug application (IND) to initiate a Phase 1 clinical trial (the IGNITE trial) of ALLO-605. We expect to initiate the IGNITE trial in mid-2021.

We recently initiated a Phase 1 clinical trial (the TRAVERSE trial) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic clear cell renal cell carcinoma (ccRCC).

We are continuing to enroll patients in the ALPHA trial, ALPHA2 trial, UNIVERSAL trial and TRAVERSE trial, however, enrollment of new patients in our trials and the ability to conduct patient follow-up is being adversely impacted by the COVID-19 pandemic. We have also limited the number of staff working at our facilities. The exact timing of delays and overall impact of the COVID-19 pandemic to our business, preclinical studies and clinical trials is currently unknown, and we are monitoring the pandemic as it continues to rapidly evolve.
Since inception, we have had significant operating losses. Our net losses were $33.0 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $679.4 million. As of March 31, 2021, we had $964.2 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.

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
Research Collaboration and License Agreement with Cellectis
In June 2014, Pfizer entered into a Research Collaboration and License Agreement with Cellectis. In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. In March 2019, we terminated the agreement with Cellectis and entered into a new license agreement with Cellectis. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further descriptions of the prior agreement with Cellectis and the new license agreement with Cellectis.
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
The Notch Agreement includes a research collaboration to conduct research and pre-clinical development activities to generate engineered cells directed to our exclusive targets, which will be conducted in accordance with an agreed research plan and budget under the oversight of a joint development committee. In connection with the execution of the Notch Agreement, we made an upfront payment to Notch of $10.0 million. In addition, we made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in us having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In February 2021, we made an additional $15.9 million investment in Notch's Series A preferred stock. Immediately following this transaction, our share in Notch was 20.7% on a voting interest basis. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Notch Agreement.
Strategic Alliance with The University of Texas MD Anderson Cancer Center
On October 6, 2020, we entered into a strategic five-year collaboration agreement with The University of Texas MD Anderson Cancer Center (MD Anderson) for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. See Note 6 to our consolidated financial statements included elsewhere in this report for further description of the agreement with MD Anderson.
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

Pursuant to the Share Purchase Agreement, we acquired Seed Preferred Shares in Allogene Overland representing 49% of Allogene Overland's outstanding stock as partial consideration for the License Agreement, and Overland acquired Seed Preferred Shares representing 51% of Allogene Overland's outstanding stock for $117.0 million in upfront and certain quarterly cash payments, to support operations of Allogene Overland. As of March 31, 2021, Allogene and Overland are the sole equity holders in Allogene Overland. The Company received $40 million from Allogene Overland as partial consideration for the License Agreement .
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
In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. Fixed consideration exists in the form of the upfront payment. Regulatory milestones and royalties were considered variable consideration. We constrain the estimated variable consideration when we assess it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. Milestone fees were constrained and not included in the transaction price due to the uncertainties of research and development. We re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The shares of Series Seed Preferred Stock were accounted for as part of our joint venture and equity method accounting upon formation of the joint venture, and as such, were excluded from the transaction price. We determined that the initial transaction price consists of the upfront payment of $40.0 million. The allocation of the transaction price is performed based on standalone selling prices, which are based on estimated amounts that we would charge for a performance obligation if it were sold separately. The transaction price allocated to the license of intellectual property and delivery of know-how will be recognized upon grant of license and delivery of know-how. The transaction price allocated to (i) the manufacturing license, related know-how and support services, (ii) if and when available know-how developed in future periods, and (iii) participation in the joint steering committee, will be recognized over time as the services are delivered. Funds received in advance are recorded as deferred revenue and will be recognized as the performance obligations are satisfied. We recognized $38.3 million of the upfront payment of $40.0 million as collaboration revenue for the quarter ending on March 31, 2021. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the License Agreement and Share Purchase Agreement with Allogene Overland.
Components of Results of Operations
Revenues
As of March 31, 2021, our revenue has been exclusively generated from our collaboration and license agreement with Allogene Overland Biopharm (CY) limited (Allogene Overland). See Notes 2 and 6 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the Allogene Overland agreement.
In the future, we may generate revenue from a combination of product sales, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, will be materially adversely affected.
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts and preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three months ended March 31, 2021 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year relate to costs incurred for the development of our most advanced product candidates and include:
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
Interest and Other Income, Net
Interest and other income, net consists of interest earned on our cash, cash equivalents and investments, as well as investment gains and losses recognized during the period.
Other Expense
Other expense consists of non-operating expenses, including our share of equity investments' net losses for the period.
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following sets forth our results of operations for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Collaboration revenue - related party	$38,345	$—	$38,345	—
Operating expenses:
Research and development	55,183	42,042	13,141	31%
General and administrative	16,363	15,641	722	5%
Total operating expenses	71,546	57,683	13,863	24%
Loss from operations	(33,201)	(57,683)	24,482	(42)%
Other income (expense), net:
Interest and other income, net	511	3,261	(2,750)	(84)%
Other expenses	(325)	(58)	(267)	460%
Total other income (expense), net	186	3,203	(3,017)	(94)%
Loss before income taxes	(33,015)	(54,480)	21,465	(39)%
Income tax expense	—	—	—	—
Net Loss	$(33,015)	$(54,480)	$21,465	(39)%
Collaboration revenue - related party
Collaboration revenue was $38.3 million and zero for the three months ended March 31, 2021 and 2020, respectively. The increase of $38.3 million was due to collaboration revenue recognized pursuant to the license agreement with Allogene Overland.
Research and Development Expenses
Research and development expenses were $55.2 million and $42.0 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $13.1 million was driven primarily by an increase in personnel related costs of $6.6 million, of which $1.3 million was increased stock-based compensation expense, an increase in external costs relating to the advancement of our product candidates of $5.1 million, and an increase in building rent and facilities costs of $1.7 million, offset by a decrease in travel related costs of $0.1 million due to the impact of the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses were $16.4 million and $15.6 million for the three months ended March 31, 2021 and 2020, respectively. The net increase of $0.7 million was primarily due to an increase in personnel related costs of $1.8 million, of which $1.3 million was increased stock-based compensation expense, offset by a decrease in business expenses and professional service fees of $0.7 million and a decrease in building rent and facilities costs of $0.3 million.
Interest and Other Income, Net
Interest and other income, net was $0.5 million and $3.3 million for the three months ended March 31, 2021 and 2020, respectively. The decrease of $2.8 million was due to lower interest earned on our cash, cash equivalents and investments.
Liquidity, Capital Resources and Plan of Operations
To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2021, we had $964.2 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will enable us to maintain our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, and our June 2020 underwritten public offering. In connection with our IPO in 2018, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen) under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings for an aggregate offering price of up to $250.0 million. During the year ended December 31, 2020, we sold an aggregate of 848,663 shares of common stock in ATM offerings resulting in net proceeds of $26.2 million. As of March 31, 2021, $167.3 million remains available for sale under the sales agreement with Cowen.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(49,328)	$(40,809)
Investing activities	96,798	(15,007)
Financing activities	6,044	16,586
Net increase in cash, cash equivalents and restricted cash	$53,514	$(39,230)
Operating Activities
During the three months ended March 31, 2021, cash used in operating activities of $49.3 million was attributable to a net loss of $33.0 million, partially offset by non-cash charges of $23.0 million and an increase of $39.3 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock compensation expense of $16.8 million, non-cash rent expense of $2.0 million, depreciation of $1.9 million and net amortization and accretion on investment securities of $1.9 million. The change in operating assets and liabilities was primarily due to a $38.8 million decrease in deferred revenue, a $4.3 million decrease in accrued and other current liabilities, a $0.8 million increase in other long-term assets and a $0.3 million decrease in other long-term liabilities, offset by a $4.2 million increase in accounts payable and a $0.7 million decrease in prepaid expenses and other current assets.
Investing Activities
During the three months ended March 31, 2021, net cash used in investing activities of $96.8 million was related to cash provided by investment maturities of $268.2 million, offset by cash used in purchases of investments of $149.1 million, cash used in the purchase of stock in equity method investment of $15.9 million and cash used in the purchase of property and equipment of $6.5 million.
Financing Activities
During the three months ended March 31, 2021, cash provided by financing activities of $6.0 million was related to $4.1 million of cash provided by the issuance of common stock upon exercise of stock options and $2.0 million of cash provided by the sale of common stock through the employee stock purchase plan.
Contractual Obligations and Commitments
For our contractual obligations and commitments as of December 31, 2020, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligation and Commitments” in our Annual Report.
Commitments
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of March 31, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see “—Our Research and Development and License Agreements” above.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of March 31, 2021, the Company had non-cancellable purchase commitments of $4.1 million.
In July 2020, we entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at our manufacturing facility in Newark, California. The agreement has a term of 20 years and is expected to commence in the second quarter of 2021. We are obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by us will result in a termination payment due of approximately $4.3 million. In connection with the agreement, we maintain a letter of credit for the benefit of the service provider in the amount of $4.3 million.
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
Recent Accounting Pronouncements
Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1 of this report for a discussion of new accounting standards and updates that may impact us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate fluctuations.
Interest Rate Risk
Our cash, cash equivalents and investments of $964.2 million as of March 31, 2021 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on March 31, 2021 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of March 31, 2021, we had $4.5 million of other receivables denominated in foreign currency.

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
Changes in Internal Control over Financial Reporting
We are in the process of implementing new enterprise resource planning software, SAP, as part of a plan to integrate and upgrade our systems and processes. The implementation of this software is scheduled to continue in phases over a number of years. During the first quarter of 2021, we migrated certain areas of our business to SAP, including financial reporting, asset management, procurement, clinical inventory and warehouse management. As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

Other than as discussed above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (Annual Report), which was filed with the SEC on February 25, 2021.
Risks Related to Our Business and Industry
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2020, we reported a net loss of $250.2 million. For the quarter ended March 31, 2021, we reported a net loss of $33.0 million. As of March 31, 2021, we had an accumulated deficit of $679.4 million.
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

We are also advancing product candidates against unexplored targets and with new technology. For example, we are advancing ALLO-316 against a target, CD70, that has not been validated by any autologous CAR T therapies. ALLO-316 may have limited efficacy or have off-target toxicities. Since CD70 is found on activated T cells, ALLO-316 may also cause fratricide resulting in the loss of ALLO-316 cells or increase the risk of infections. In addition, our ALLO-605 product candidate is our first TurboCAR candidate that is designed to mimic cytokine signaling selectively within CAR T cells. Our TurboCAR product candidates may be more difficult to manufacture, which could delay the initiation of our Phase 1 clinical trial of ALLO-605, or not demonstrate any of the benefits that we expect. As potentially more potent, our TurboCAR product candidates may also increase the risk of adverse events, such as CRS and neurotoxicity.
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
In our and Servier's clinical trials of allogeneic CAR T product candidates, the most common severe or life threatening adverse events resulted from serious infections, prolonged cytopenia, prolonged pancytopenia, hypokalemia, multiple organ dysfunction syndrome and neutropenic sepsis. As reported, patients have died from adverse events and future patients may also experience toxicity resulting in death. For additional safety data, please see "Business--Product Pipeline and Development Strategy" in our Annual Report.
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

To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647, which we are using in our clinical trials. ALLO-647 may cause serious adverse events that alemtuzumab may cause, including fatal adverse events, immune thrombocytopenia, glomerular nephropathies, thyroid disorders, autoimmune cytopenias, autoimmune hepatitis, hemophagocytic lymphohistiocytosis, acquired hemophilia and infections, stroke, and progressive multifocal leukoencephalopathy. In addition, we are exploring various dosing strategies for lymphodepletion in our clinical trials, such as higher and lower dosing of ALLO-647 in combination with fludarabine and cyclophosphamide, which may increase the risk of serious adverse events. See "Business--Product Pipeline and Development Strategy" in our Annual Report for information on safety events.
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
In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. While we expect to initiate manufacturing under current good manufacturing practices (cGMP) in the second half of 2021, any business interruptions or delays to our validation or commissioning efforts, securing equipment and raw materials, or obtaining appropriate regulatory or licensing approvals, in each case which may be more likely as a result of the COVID-19 pandemic, will delay our manufacturing timelines.
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
We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*
As of May 3, 2021, we had 276 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:
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
Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage our growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Our ability to build our organization and manage our employees has also been affected by the COVID-19 pandemic, as many of our staff are working from home on a part-time or full-time basis. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
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
As of March 31, 2021, we had $964.2 million in cash, cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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
Our relationships with customers, physicians, and third-party payors are subject, directly or indirectly, to federal, state, local and foreign healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we could face substantial penalties.*

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information, price reporting, false claims and provider transparency. If our operations are found to be in violation of any of these laws that apply to us, we may be subject to significant civil, criminal and administrative penalties.
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
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*

Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our IPO in October 2018 and private placements and other transactions that have occurred since our incorporation, we may have experienced an “ownership change”. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
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
Our contract manufacturers would also be subject to the same risks we face in developing our own manufacturing capabilities, as described above. Our CMOs may also be required to shutdown in response to the spread of COVID-19 or they may prioritize manufacturing for COVID-19 therapies or vaccines. In addition, our CMOs have certain responsibilities for storage of raw materials and in the past have lost or failed to adequately store our raw materials. Any additional or future damage or loss of raw materials could materially impact our ability to manufacture and supply our product candidates. Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.

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
Regenerative Medicine Advanced Therapy designation may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.*
We have received Regenerative Medicine Advanced Therapy (RMAT) designation for ALLO-715 and may seek RMAT designation for additional product candidates. In 2017, the FDA established the RMAT designation to expedite review of a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. There is no assurance that we will be able to obtain RMAT designation for any of our additional product candidates. RMAT designation does not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.
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
We plan to seek orphan drug designation for some or all of our product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. Some of our product candidates target indications that are not orphan indications. In addition, even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations.
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
The advancement of healthcare reform may negatively impact our ability to sell our product candidates, if approved, profitably.*

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably. In particular, in 2010 the Affordable Care Act was enacted. The Affordable Care Act and its implementing regulations, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our product candidates, under the Medicaid drug rebate program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid drug rebate program, extended the Medicaid drug rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Additionally, the Affordable Care Act allowed states to implement expanded eligibility criteria for Medicaid programs, imposed a new Medicare Part D coverage gap discount program, expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program and implemented a new Patient-Centered Outcomes Research Institute. There have been legal and political challenges to certain aspects of the Affordable Care Act. The U.S. Supreme Court is currently reviewing the constitutionality of the Affordable Care Act, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28,

2021, President Biden issued an executive order to initiate a special enrollment period for the purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
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
Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.
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
Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

Maintaining effective disclosure controls and procedures and internal controls over financial reporting are necessary for us to produce reliable financial statements. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We are also required to have our auditors formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 on an annual basis. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we or our auditors identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We are in the process of implementing a new enterprise resource planning software as part of a plan to integrate and upgrade our systems and processes. The implementation of this new software is complex and its successful and timely implementation is not assured, requires significant capital expenditures, and can be disruptive to our business operations. Any failure to maintain or implement new or improved internal controls related to this new software implementation or otherwise could result in material weaknesses, result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting obligations. This could cause us to lose public confidence and could cause the trading price of our common stock to decline.
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
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank money market accounts. Through March 31, 2021, we have used $276.8 million of the net proceeds from our IPO. The net proceeds from our IPO are being used, together with our cash and cash equivalents, short-term and long-term investments, to fund continued advancement of our product pipeline, with the balance to be used to fund working capital and other general corporate purposes, which may include licensing, acquiring or investing in complementary businesses, technologies, products or assets.
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

Date: May 5, 2021	By:	/s/ David Chang
David Chang, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Eric Schmidt
Eric Schmidt, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)