Form 10-Q
period 2021-06-30
Allogene Therapeutics, Inc.
filed 2021-08-04
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 2, 2021, the registrant had 142,183,418 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets		(1)
Current assets:
Cash and cash equivalents	$223,503	$183,351
Short-term investments	364,204	644,559
Prepaid expenses and other current assets	14,464	17,220
Total current assets	602,171	845,130
Long-term investments	325,523	204,208
Operating lease right-of-use asset	39,474	41,295
Property and equipment, net	125,459	118,840
Restricted cash	9,449	9,449
Other long-term assets	5,829	5,169
Equity method investment	18,819	3,738
Total assets	$1,126,724	$1,227,829
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,005	$10,390
Accrued and other current liabilities	34,688	44,938
Deferred revenue	305	38,992
Total current liabilities	45,998	94,320
Lease liability, non-current	51,209	50,809
Other long-term liabilities	5,705	3,083
Total liabilities	102,912	148,212
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares were issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 142,120,731 and 140,474,305 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	142	140
Additional paid-in capital	1,774,298	1,725,552
Accumulated deficit	(750,294)	(646,343)
Accumulated other comprehensive (loss) income	(334)	268
Total stockholders’ equity	1,023,812	1,079,617
Total liabilities and stockholders’ equity	$1,126,724	$1,227,829
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)The balance sheet as of December 31, 2020 is derived from the audited financial statements as of that date.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue - related party	$44	$—	$38,389	$—
Operating expenses:
Research and development	52,290	47,296	107,473	89,337
General and administrative	18,783	15,862	35,146	31,502
Total operating expenses	71,073	63,158	142,619	120,839
Loss from operations	(71,029)	(63,158)	(104,230)	(120,839)
Other income (expense), net:
Interest and other income, net	624	2,340	1,135	5,600
Other expenses	(531)	(156)	(856)	(215)
Total other income (expense), net	93	2,184	279	5,385
Net loss	(70,936)	(60,974)	(103,951)	(115,454)
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments	(233)	220	(602)	685
Net comprehensive loss	$(71,169)	$(60,754)	$(104,553)	$(114,769)
Net loss per share, basic and diluted	$(0.53)	$(0.53)	$(0.78)	$(1.03)
Weighted-average number of shares used in computing net loss per share, basic and diluted	134,826,805	115,377,210	133,503,262	112,163,123
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - March 31, 2021	141,470,075	$141	$1,749,097	$(679,358)	$(101)	$1,069,779
Issuance of common stock upon exercise of stock options and vesting of RSUs	650,656	1	3,213	—	—	3,214
Vesting of early exercised common stock	—	—	854	—	—	854
Stock-based compensation	—	—	21,134	—	—	21,134
Net loss	—	—	—	(70,936)	—	(70,936)
Net unrealized loss on available-for-sale investments	—	—	—	—	(233)	(233)
Balance - June 30, 2021	142,120,731	$142	$1,774,298	$(750,294)	$(334)	$1,023,812

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2020	140,474,305	$140	$1,725,552	$(646,343)	$268	$1,079,617
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,548,400	2	7,272	—	—	7,274
Vesting of early exercised common stock	—	—	1,564	—	—	1,564
Stock-based compensation	—	—	37,926	—	—	37,926
Employee stock purchase plan	98,026	—	1,984	—	—	1,984
Net loss	—	—	—	(103,951)	—	(103,951)
Net unrealized loss on available-for-sale investments	—	—	—	—	(602)	(602)
Balance - June 30, 2021	142,120,731	$142	$1,774,298	$(750,294)	$(334)	$1,023,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - March 31, 2020	125,262,537	$125	$1,055,386	$(450,602)	$1,610	$606,519
Issuance of common stock upon exercise of stock options and vesting of RSUs	513,466	1	4,475	—	—	4,476
Vesting of early exercised common stock	—	—	710	—	—	710
Stock-based compensation	—	—	16,770	—	—	16,770
Employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock from public offering, net of commissions and offering costs of $36.8 million	13,457,447	13	595,685	—	—	595,698
Net loss	—	—	—	(60,974)	—	(60,974)
Net unrealized gain on available-for-sale investments	—	—	—	—	220	220
Balance - June 30, 2020	139,233,450	$139	$1,673,026	$(511,576)	$1,830	$1,163,419

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2019	124,267,358	$124	$1,023,876	$(396,122)	$1,145	$629,023
Issuance of common stock upon exercise of stock options and vesting of RSUs	853,241	1	4,779	—	—	4,780
Vesting of early exercised common stock	—	—	1,419	—	—	1,419
Stock-based compensation	—	—	30,985	—	—	30,985
Employee stock purchase plan	84,565	—	1,438	—	—	1,438
Issuance of common stock from public ATM offering, net of commissions and offering costs of $0.3 million	570,839	1	14,844	—	—	14,845
Issuance of common stock from public offering, net of commissions and offering costs of $36.8 million	13,457,447	13	595,685	—	—	595,698
Net loss	—	—	—	(115,454)	—	(115,454)
Net unrealized gain on available-for-sale investments	—	—	—	—	685	685
Balance - June 30, 2020	139,233,450	$139	$1,673,026	$(511,576)	$1,830	$1,163,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(103,951)	$(115,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	37,926	30,985
Amortization of other intangible assets acquired	—	151
Depreciation and amortization	3,882	3,781
Net amortization/accretion on investment securities	3,746	20
Non-cash rent expense	2,394	1,060
Share of losses from equity method investments	857	215
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,755	4,116
Other long-term assets	(660)	2,458
Accounts payable	1,088	(503)
Accrued and other current liabilities	(2,470)	6,829
Deferred revenue	(38,687)	—
Other long-term liabilities	2,622	(1,188)
Net cash used in operating activities	(90,498)	(67,530)
Cash flows from investing activities:
Purchases of property and equipment	(17,363)	(28,307)
Purchase of stock in equity method investment	(15,938)	—
Proceeds (loss) from sales of investments	(10)	4,877
Proceeds from maturities of investments	484,082	221,633
Purchase of investments	(329,379)	(642,181)
Net cash (used in) provided by investing activities	121,392	(443,978)
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	—	14,845
Proceeds from issuance of common stock from public offering, net of commissions and issuance costs	—	595,698
Proceeds from issuance of common stock upon exercise of stock options	7,274	4,780
Proceeds from issuance of common stock under the employee stock purchase plan	1,984	1,438
Net cash provided by financing activities	9,258	616,761
Net change in cash, cash equivalents and restricted cash	40,152	105,253
Cash, cash equivalents and restricted cash — beginning of period	192,800	179,425
Cash, cash equivalents and restricted cash — end of period	$232,952	$284,678
Non-cash investing activities:
Property and equipment purchases in accounts payable and accrued and other current liabilities	$1,706	$8,298
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(2,432)	$(2,816)
Cash received for amounts related to tenant improvement allowances	$1,111	$1,617
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
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company's product candidates. The Company had cash and cash equivalents and investments of $913.2 million as of June 30, 2021. Since inception through June 30, 2021, the Company has incurred cumulative net losses of $750.3 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity as of June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2021, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report, with the exception of revenue recognition related to the collaboration revenue recognized in the three and six months ended June 30, 2021 and the recently adopted accounting pronouncements in the section below.
Revenue Recognition
The Company’s revenue has been generated through collaboration research and license agreements. The terms of these agreements may contain multiple deliverables which may include (i) grant of licenses, (ii) transfer of know-how, (iii) research and development activities, (iii) clinical manufacturing and, (iv) product supply. The payment terms of these agreements may include nonrefundable upfront fees, payments for research and development activities, payments based upon the achievement of certain milestones, royalty payments based on product sales derived from the collaboration, and payments for supplying product.
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
There were no Level 3 assets or liabilities as of June 30, 2021 and as of December 31, 2020.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2021 and as of December 31, 2020 are presented in the following tables:

	June 30, 2021
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$169,728	$—	$—	$169,728
Commercial paper	—	54,971	—	54,971
Corporate bonds	—	188,008	—	188,008
U.S. treasury securities	378,248	—	—	378,248
U.S. agency securities	—	68,500	—	68,500
Total financial assets	$547,976	$311,479	$—	$859,455

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$102,039	$—	$—	$102,039
Commercial paper	—	58,975	—	58,975
Corporate bonds	—	262,757	—	262,757
U.S. treasury securities	446,996	—	—	446,996
U.S. agency securities	—	80,039	—	80,039
Total financial assets	$549,035	$401,771	$—	$950,806
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets

4.         Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of June 30, 2021 and as of December 31, 2020 are presented in the following tables:

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$169,728	$—	$—	$169,728
Commercial paper	54,967	4	—	54,971
Corporate bonds	187,802	257	(51)	188,008
U.S. treasury securities	378,269	73	(94)	378,248
U.S. agency securities	68,580	2	(82)	68,500
Total cash equivalents and investments	$859,346	$336	$(227)	$859,455

Classified as:
Cash equivalents				$169,728
Short-term investments				364,204
Long-term investments				325,523
Total cash equivalents and investments				$859,455

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$102,039	$—	$—	$102,039
Commercial paper	58,969	8	(2)	58,975
Corporate bonds	262,349	444	(36)	262,757
U.S. treasury securities	446,726	282	(12)	446,996
U.S. agency securities	80,012	30	(3)	80,039
Total cash equivalents and investments	$950,095	$764	$(53)	$950,806

Classified as:
Cash equivalents				$102,039
Short-term investments				644,559
Long-term investments				204,208
Total cash equivalents and investments				$950,806
As of June 30, 2021, the remaining contractual maturities of available-for-sale securities were less than 3 years. There have been no significant realized losses on available-for-sale securities for the periods presented. As of June 30, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors. As of June 30, 2021 and December 31, 2020, securities with a fair value of zero and $5.0 million, respectively, were in a net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on marketable securities.
5.         Balance Sheet Components
Property and Equipment, Net

Property and Equipment consist of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Construction in progress	$75,593	$68,944
Leasehold improvements	31,519	31,518
Laboratory equipment	27,079	23,810
Computers equipment and purchased software	4,359	4,088
Furniture and fixtures	3,699	3,388
Total	142,249	131,748
Less: accumulated depreciation	(16,790)	(12,908)
Total property and equipment, net	$125,459	$118,840

6.         License Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three and six months ended June 30, 2021 or 2020.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses. For the three and six months ended June 30, 2021, zero and $5.0 million, respectively, in costs were incurred related to the achievement of a clinical development milestone under this agreement. For the three and six months ended June 30, 2020, zero costs were incurred related to the achievement of a clinical development milestone under this agreement.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42.0 million and €70.5 million ($83.8 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.
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
For the three and six months ended June 30, 2021, the Company recorded $4.2 million and $8.1 million, respectively of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. For the three and six months ended June 30, 2020, the Company recorded $0.9 million and $1.9 million, respectively, of net cost recoveries. As of June 30, 2021 and December 31, 2020, amounts due from Servier of $4.2 million and $3.8 million, respectively, were recorded in other current assets in the accompanying condensed consolidated balance sheets.
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
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. The Company recognized a research and development expense of $10 million during the year ended December 31, 2019 as the license had no foreseeable alternative future use. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, David Chang, M.D., Ph.D., the Company's President, Chief Executive Officer and Board member, was appointed to Notch’s Board of Directors. In February 2021, the Company made an additional $15.9 million investment in Notch's Series A preferred stock. Immediately following this transaction, the Company's share in Notch was 20.7% on a voting interest basis. The Company did not have a controlling interest in Notch as of June 30, 2021, and continued to account for its investment in Notch as an equity method investment.
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
For the three and six months ended June 30, 2021, the Company recorded $1.8 million and $3.1 million, respectively, in collaboration costs as research and development expenses. For the three and six months ended June 30, 2020, the Company recorded $0.4 million and $0.7 million, respectively, in collaboration costs as research and development expenses.
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

For the three and six months ended June 30, 2021, the Company recorded $0.3 million in collaboration costs as research and development expenses.
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
The Company has determined that Allogene Overland is a variable interest entity as of June 30, 2021 and December 31, 2020. The Company does not have the power to independently direct the activities which most significantly affect Allogene Overland's economic performance. Accordingly, the Company did not consolidate Allogene Overland because the Company determined that it was not the primary beneficiary.
For the three and six months ended June 30, 2021, the Company recognized less than $0.1 million and $38.4 million, respectively, of collaboration revenue, primarily related to the license of intellectual property and delivery of the know-how performance obligation which was delivered in the first quarter of 2021.
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
In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease has a term of 188 months and commenced in November 2020. Upon certain conditions, the Company has two ten-year options to extend the lease, both of which are not reasonably assured of exercise. The Company is entitled to a tenant improvement allowance of $2.9 million for costs related to the design and construction of certain Company improvements and has received $2.7 million of tenant improvement allowances up to June 30, 2021.
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $5.2 million and $4.3 million as of June 30, 2021 and December 31, 2020, respectively.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating lease liabilities
Current portion included in accrued and other current liabilities	$3,147	$2,974
Long-term portion of lease liabilities	51,209	50,809
Total operating lease liabilities	$54,356	$53,783
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1,853	$1,868	$3,715	$3,736
Variable lease cost	204	399	531	608
Total lease costs	$2,057	$2,267	$4,246	$4,344
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2021 was $2.4 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.
The undiscounted future lease payments under the lease agreements as of June 30, 2021 were as follows:

Year ending December 31:	(In thousands)
2021 (remaining 6 months)	$3,570
2022	7,917
2023	8,168
2024	8,430
2025	8,509
2026 and thereafter	48,143
Total undiscounted lease payments	84,737
Less: Present value adjustment	(30,057)
Less: Tenant improvement allowance	(325)
Total	$54,356

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 8.42%. As of June 30, 2021, the weighted average remaining lease term for our operating leases is 10.05 years.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and is expected to commence in the third quarter of 2021. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is disclosed as restricted cash in the condensed consolidated balance sheet as of June 30, 2021.
The Company has entered into certain license agreements for intellectual property which is used as part of our development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of June 30, 2021.
The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of June 30, 2021, the Company had non-cancellable purchase commitments of $4.2 million.
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
The Company’s total equity investment in Notch as of June 30, 2021 and December 31, 2020 was $18.8 million and $3.7 million, respectively, and the Company accounted for the investment using the equity method of accounting.
Allogene Overland Biopharm (CY) Limited
In conjunction with the execution of the License Agreement with Allogene Overland (see Note 6), the Company also entered into a Share Purchase Agreement and Shareholders' Agreement with the joint venture company under which it acquired shares of Allogene Overland’s Seed Preferred Shares representing a 49% ownership interest as partial consideration for entering into a License Agreement which had a carrying value of zero. The Company accounts for its investment in Allogene Overland as an equity method investment at carrying value. The Company's total equity investment in Allogene Overland was zero as of June 30, 2021 and December 31, 2020, respectively.
The Company’s equity investment in Allogene Overland as of June 30, 2021 and December 31, 2020 had a zero carryover basis. Therefore, the Company did not account for its share of losses incurred by Allogene Overland. See Note 6 for further details.

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
As of June 30, 2021, there were 17,204,935 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate intrinsic value
			(In years)	(In thousands)
Balance, December 31, 2020	10,434,034	$17.73	8.29	$93,149
Granted	1,741,408	33.67
Exercised	(1,012,124)	12.45
Forfeited	(796,708)	17.84
Balance, June 30, 2021	10,366,610	$20.92	8.00	$76,532
Exercisable, June 30, 2021	7,325,132	$19.49	7.86	$60,680
Vested and expected to vest, June 30, 2021	10,366,610	$20.92	8.00	$76,532
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on June 30, 2021. For the six months ended June 30, 2021, the estimated weighted-average grant-date fair value of employee options granted was $21.15 per share. As of June 30, 2021, there was $91.3 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2 years, 263 days.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2021	2020
Expected term in years	5.27 - 6.08	5.31 - 6.09
Expected volatility	70.20% - 70.80%	71.42% - 72.14%
Expected risk-free interest rate	0.60% - 1.16%	0.38% - 1.65%
Expected dividend	0%	0%
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
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Unvested December 31, 2020	2,493,920	$26.14	1.66	$62,947
Granted	1,460,893	32.90	2.12
Vested	(555,284)	25.85
Forfeited	(277,965)	26.96
Unvested June 30, 2021	3,121,564	$29.28	1.84	$81,410
Vested and expected to vest, June 30, 2021	3,121,564	$29.28	1.84	$81,410
As of June 30, 2021, there was $80.6 million of unrecognized stock-based compensation related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3 years, 6 days.
Total stock-based compensation related to stock options, restricted stock units, employee stock purchase plan and vesting of the founders’ common stock was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$10,501	$7,979	$18,420	$14,636
General and administrative	10,633	8,791	19,506	16,349
Total stock-based compensation	$21,134	$16,770	$37,926	$30,985
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the Prior 2018 Plan and the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s board of directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities for the current portion, and other long-term liabilities for the non-current portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. In May 2021, 293,594 options were early exercised, resulting in proceeds of $5.3 million. As of June 30, 2021 and December 31, 2020 there was $4.3 million and $2.8 million, respectively, recorded in accrued and other liabilities and $3.4 million and $1.1 million, respectively, recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the condensed consolidated financial statements since the exercise date but the shares which are subject to future vesting conditions are not included in the calculation of earnings per share.

10.         Related Party Transactions
Pfizer held 22,032,040 shares of Common Stock based on the Schedule 13D filed on October 22, 2018 with the SEC.
During the second quarter of 2021, the Company sold excess raw materials to Pfizer. As of June 30, 2021 and December 31, 2020, the Company had an amount receivable from Pfizer of $0.1 million and zero, respectively, which was recorded in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Collaboration Revenue
In December 2020, the Company entered into a license agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). During the three and six months ending June 30, 2021, the Company recognized less than $0.1 million and $38.4 million, respectively, of collaboration revenue from Allogene Overland under this arrangement.
Sublease Agreement
In December 2018, the Company entered into a sublease with Bellco Capital LLC (Bellco) for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco Capital Advisors Inc. The total right of use asset and associated liability recorded related to this related party lease was zero at June 30, 2021 and $0.1 million at December 31, 2020.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chairman of the board of directors, and a director of the Company to provide various managerial, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively.
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $37,500 per month in arrears commencing January 2020 and $38,583 per month in arrears commencing January 2021. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The cost incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively.
11.         Income Taxes
The Company has a history of losses and expects to record a loss in 2021. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	June 30,
	2021	2020
Stock options to purchase common stock	10,366,610	11,051,439
Restricted stock units subject to vesting	3,121,564	2,491,709
Expected shares to be purchased under Employee Stock Purchase Plan	246,637	207,129
Founders' shares of common stock subject to future vesting	4,543,272	10,600,961
Early exercised stock options subject to future vesting	1,395,265	2,364,712
Total	19,673,348	26,715,950

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

We are sponsoring a Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with relapsed or refractory (R/R) non-Hodgkin lymphoma (NHL). We are also progressing the development of the second-generation version of ALLO-501, known as ALLO-501A. We have removed rituximab recognition domains in ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL. We initiated a Phase 1/2 clinical trial for ALLO-501A (the ALPHA2 trial) in the second quarter of 2020. We reported updated data from the ALPHA trial and initial data from the ALPHA2 trial in May 2021, and expect to report additional data in late 2021. We plan to collect additional data from the ALPHA and ALPHA2 trials, finalize a dose and schedule of ALLO-501A and lymphodepletion for a potential Phase 2 trial, and discuss the chemistry, manufacturing and controls (CMC) as well as the Phase 2 trial design of both ALLO-501A and ALLO-647 with the U.S. Food and Drug Administration (FDA). Pending the collection of data and favorable FDA feedback on the design of the trial for the registration of both ALLO-501A and ALLO-647, we may progress to the Phase 2 portion of the ALPHA2 trial at the end of 2021.

We are progressing three programs targeting B-cell maturation antigen (BCMA) for the treatment of multiple myeloma. We initiated a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715 in adult patients with R/R multiple myeloma in the third quarter of 2019. We presented initial clinical data at the American Society of Hematology annual meeting in December 2020 and expect to report additional data in the fourth quarter of 2021. In the first quarter of 2021, we initiated a combination trial of ALLO-715 and SpringWorks Therapeutics, Inc.'s gamma secretase inhibitor, nirogacestat, as part of the UNIVERSAL trial. Finally, we are advancing ALLO-605, an allogeneic CAR T cell product candidate targeting BCMA and our first product candidate to incorporate our TurboCAR technology. TurboCAR technology allows cytokine signaling to be engineered selectively into CAR T cells and has shown the ability to improve the potency and persistence of the cells and to prevent and delay exhaustion of the cells in preclinical models. In June 2021, the FDA granted ALLO-605 Fast Track designation for the treatment of R/R multiple myeloma. We initiated a Phase 1 clinical trial (the IGNITE trial) of ALLO-605 in mid-2021.

We continue to advance the Phase 1 clinical trial (the TRAVERSE trial) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic clear cell renal cell carcinoma (ccRCC).

We are continuing to enroll patients in the ALPHA trial, ALPHA2 trial, UNIVERSAL trial, IGNITE trial and TRAVERSE trial, however, enrollment of new patients in our trials and the ability to conduct patient follow-up is being adversely impacted by the COVID-19 pandemic. The exact timing of delays and overall impact of the COVID-19 pandemic to our business, preclinical studies and clinical trials is currently unknown, and we are monitoring the pandemic as it continues to rapidly evolve.
Since inception, we have had significant operating losses. Our net losses were $70.9 million and $104.0 million for the three and six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $750.3 million. As of June 30, 2021, we had $913.2 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.

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
As of June 30, 2021, our revenue has been exclusively generated from our collaboration and license agreement with Allogene Overland Biopharm (CY) limited (Allogene Overland). See Notes 2 and 6 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the Allogene Overland agreement.
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
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts and preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three and six months ended June 30, 2021 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year relate to costs incurred for the development of our most advanced product candidates and include:
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following sets forth our results of operations for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Change
	2021	2020	$	%
Collaboration revenue - related party	$44	$—	$44	—
Operating expenses:
Research and development	52,290	47,296	4,994	11%
General and administrative	18,783	15,862	2,921	18%
Total operating expenses	71,073	63,158	7,915	13%
Loss from operations	(71,029)	(63,158)	(7,871)	12%
Other income (expense), net:
Interest and other income, net	624	2,340	(1,716)	(73)%
Other expenses	(531)	(156)	(375)	240%
Total other income (expense), net	93	2,184	(2,091)	(96)%
Net Loss	$(70,936)	$(60,974)	$(9,962)	16%
Collaboration revenue - related party
Collaboration revenue was less than $0.1 million and zero for the three months ended June 30, 2021 and 2020, respectively. Revenue recognized in the three months ended June 30, 2021 was due to delivery of the know-how performance obligations related to the License Agreement entered into with Allogene Overland on December 14, 2020.
Research and Development Expenses
Research and development expenses were $52.3 million and $47.3 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $5.0 million was driven primarily by an increase in personnel related costs of $6.4 million, of which $2.5 million was increased stock-based compensation expense, an increase in building rent and facilities costs of $1.5 million, offset by a decrease in external costs relating to the advancement of our product candidates of $3.5 million due to the timing of product development activities.
General and Administrative Expenses
General and administrative expenses were $18.8 million and $15.9 million for the three months ended June 30, 2021 and 2020, respectively. The net increase of $2.9 million was primarily due to an increase in personnel related costs of $2.7 million, of which $1.8 million was increased stock-based compensation expense.
Interest and Other Income, Net
Interest and other income, net was $0.6 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of $1.7 million was due to lower interest earned on our cash, cash equivalents and investments.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following sets forth our results of operations for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,		Change
	2021	2020	$	%
Collaboration revenue - related party	$38,389	$—	$38,389	—
Operating expenses:
Research and development	107,473	89,337	18,136	20%
General and administrative	35,146	31,502	3,644	12%
Total operating expenses	142,619	120,839	21,780	18%
Loss from operations	(104,230)	(120,839)	16,609	(14)%
Other income (expense), net:
Interest and other income, net	1,135	5,600	(4,465)	(80)%
Other expenses	(856)	(215)	(641)	298%
Total other income (expense), net	279	5,385	(5,106)	(95)%
Net Loss	$(103,951)	$(115,454)	$11,503	(10)%
Collaboration revenue - related party
Collaboration revenue was $38.4 million and zero for the six months ended June 30, 2021 and 2020, respectively. Revenue recognized in the six months ended June 30, 2021 was related to grant of license and delivery of the know-how performance obligations related to the License Agreement entered into with Allogene Overland on December 14, 2020.
Research and Development Expenses
Research and development expenses were $107.5 million and $89.3 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $18.1 million was driven primarily by an increase in personnel related costs of $13.0 million, of which $3.8 million was increased stock-based compensation expense, an increase in building rent and facilities costs of $3.2 million, and an increase in external costs relating to the advancement of our product candidates of $1.6 million.
General and Administrative Expenses
General and administrative expenses were $35.1 million and $31.5 million for the six months ended June 30, 2021 and 2020, respectively. The net increase of $3.6 million was primarily due to an increase in personnel related costs of $4.4 million, of which $3.2 million was increased stock-based compensation expense, offset by a decrease in building rent and facilities costs of $0.6 million and a decrease in business expenses and professional service fees of $0.4 million.
Interest and Other Income, Net
Interest and other income, net was $1.1 million and $5.6 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of $4.5 million was due to lower interest earned on our cash, cash equivalents and investments.
Liquidity, Capital Resources and Plan of Operations
To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2021, we had $913.2 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will enable us to maintain our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, and our June 2020 underwritten public offering. In connection with our IPO in 2018, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen) under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings for an aggregate offering price of up to $250.0 million. During the year ended December 31, 2020, we sold an aggregate of 848,663 shares of common stock in ATM offerings resulting in net proceeds of $26.2 million. During the six months ended June 30, 2021, we did not sell any shares of common stock in ATM offerings. As of June 30, 2021, $167.3 million remains available for sale under the sales agreement with Cowen.
In June 2020, we sold 13,457,447 shares of our common stock, which included 1,755,319 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $47.00 per share, which resulted in net proceeds of approximately $595.7 million after deducting the underwriting discounts and commissions and other expenses.
Our primary use of cash is for operating expenses, which consist primarily of clinical manufacturing and research and development expenditures related to our lead product candidates, other research efforts, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(90,498)	$(67,530)
Investing activities	121,392	(443,978)
Financing activities	9,258	616,761
Net increase in cash, cash equivalents and restricted cash	$40,152	$105,253
Operating Activities
During the six months ended June 30, 2021, cash used in operating activities of $90.5 million was attributable to a net loss of $104.0 million, partially offset by non-cash charges of $48.8 million and an increase of $35.4 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation expense of $37.9 million, depreciation of $3.9 million, net amortization and accretion on investment securities of $3.7 million, and non-cash rent expense of $2.4 million. The change in operating assets and liabilities was primarily due to a $38.7 million decrease in deferred revenue, a $2.5 million decrease in accrued and other current liabilities, and a $0.7 million increase in other long-term assets, offset by a $2.8 million decrease in prepaid expenses and other current assets, a $2.6 million increase in other long-term liabilities, and a $1.1 million increase in accounts payable.
Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities of $121.4 million was related to cash provided by investment maturities of $484.1 million, offset by cash used in purchases of investments of $329.4 million, cash used in the purchase of stock in equity method investment of $15.9 million and cash used in the purchase of property and equipment of $17.4 million.

Financing Activities
During the six months ended June 30, 2021, cash provided by financing activities of $9.3 million was related to $7.3 million of cash provided by the issuance of common stock upon exercise of stock options and $2.0 million of cash provided by the sale of common stock through our employee stock purchase plan.
Contractual Obligations and Commitments
For our contractual obligations and commitments as of December 31, 2020, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligation and Commitments” in our Annual Report.
Commitments
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of June 30, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see “—Our Research and Development and License Agreements” above.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of June 30, 2021, the Company had non-cancellable purchase commitments of $4.2 million.
In July 2020, we entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at our manufacturing facility in Newark, California. The agreement has a term of 20 years and is expected to commence in the third quarter of 2021. We are obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by us will result in a termination payment due of approximately $4.3 million. In connection with the agreement, we maintain a letter of credit for the benefit of the service provider in the amount of $4.3 million.
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
Interest Rate Risk
Our cash, cash equivalents and investments of $913.2 million as of June 30, 2021 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on June 30, 2021 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of June 30, 2021, we had $4.2 million of other receivables denominated in foreign currency.

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

Other than as discussed above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2020, we reported a net loss of $250.2 million. For the six months ended June 30, 2021, we reported a net loss of $104.0 million. As of June 30, 2021, we had an accumulated deficit of $750.3 million.
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
Gene-editing is a relatively new technology, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.*
Cellectis’s TALEN technology involves a relatively new approach to gene editing, using sequence-specific DNA-cutting enzymes, or nucleases, to perform precise and stable modifications in the DNA of living-cells and organisms. Although Cellectis has generated nucleases for many specific gene sequences, it has not created nucleases for all gene sequences that we may seek to target, and Cellectis may not agree to or have difficulty creating nucleases for other gene sequences that we may seek to target, which could limit the usefulness of this technology. This technology may also not be shown to be effective in clinical studies that Cellectis, we or other licensees of Cellectis technology may conduct, or may be associated with safety issues that may negatively affect our development programs. For instance, gene-editing may create unintended changes to the DNA such as a non-target site gene-editing, a large deletion, or a DNA translocation, any of which could lead to oncogenesis. The gene-editing of our product candidates may also not be successful in limiting the risk of GvHD or premature rejection by the patient.
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
State and local government response to the pandemic has included "shelter in place", "stay at home" and similar types of orders, which have limited travel and business operations in our locations, the location of our clinical trial sites, and the location of key vendors, including our CMOs. The effects of our work-from-home policies and future government orders may increase risks associated with cybersecurity, disrupt our business and delay our development programs, regulatory and commercialization timelines. We continue to closely monitor the COVID-19 situation and may face several challenges or disruptions related to increasing onsite presence, including re-integration challenges by our employees and distractions to management related to such transition.
In addition, while the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to predict, the pandemic has resulted in, and may in the future result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock. Market and economic deterioration could also adversely impact our portfolio of corporate and government bonds.
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
We are also advancing product candidates against unexplored targets and with new technology. For example, we are advancing ALLO-316 against a target, CD70, that has not been validated by any autologous CAR T therapies. ALLO-316 may have limited efficacy or have off-target toxicities. Since CD70 is found on activated T cells, ALLO-316 may also cause fratricide resulting in the loss of ALLO-316 cells or increase the risk of infections. In addition, our ALLO-605 product candidate is our first TurboCAR candidate that is designed to mimic cytokine signaling selectively within CAR T cells. Our TurboCAR product candidates may be more difficult to manufacture, which could delay development timelines, or not demonstrate any of the benefits that we expect. Our TurboCAR product candidates have the potential to be more potent, which in turn may also increase the risk of adverse events, such as CRS and neurotoxicity.
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

Our business is highly dependent on the success of our lead product candidates. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.*
Our business and future success depends on our ability to advance clinical development, obtain regulatory approval of, and then successfully commercialize, our lead product candidates, including ALLO-501A. Because ALLO-501, ALLO-501A and ALLO-715 are among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidate, or the failure of other allogeneic T cell therapies, including for reasons due to safety, efficacy or durability, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies. For instance, we are planning to progress to the Phase 2 portion of the ALPHA2 trial of ALLO-501A at the end of 2021. In order to do so, we will need to complete many objectives, such as continued enrollment in the ALPHA trial and ALPHA2 Phase 1 portion of the trial, timely patient follow-up, generation of positive Phase 1 data, advancement of cGMP manufacturing of ALLO-501A, schedule meetings with and obtain approval from the FDA on the chemistry, manufacturing and controls (CMC) and the Phase 2 trial design of both ALLO-501A and ALLO-647, and obtain protocol amendment approval at clinical trial sites. If we are unable to achieve any of these objectives, we may not be able to advance to Phase 2 in a timely manner or at all, which would significantly harm our business.
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
In our and Servier's clinical trials of allogeneic CAR T product candidates, the most common severe or life threatening adverse events resulted from serious infections, prolonged cytopenia, prolonged pancytopenia, hypokalemia, multiple organ dysfunction syndrome and neutropenic sepsis. As reported, patients have died from adverse events and future patients may also experience toxicity resulting in death. For additional safety data, please see "Business--Product Pipeline and Development Strategy" in our Annual Report and our Current Report on Form 8-K filed with the SEC on May 19, 2021.
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
Initial, interim and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*
From time to time, we may publish initial, interim or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For instance, we have published preliminary data from the ALPHA trial, the ALPHA2 trial and UNIVERSAL trial, however such results are preliminary in nature, do not bear statistical significance and should not be viewed as predictive of ultimate success. It is possible that such results will not continue or may not be repeated in ongoing or future clinical trials of anti-CD19 or anti-BCMA CAR T cell product candidates or our other product candidates.
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
We may not be able to submit INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.*

We plan to submit INDs for additional product candidates in the future. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect CMC related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs or IND amendments. For instance, we intend to optimize the manufacturing of our product candidates, including ALLO-501A, and regulatory authorities may require additional studies or clinical data to support the changes, which could delay our clinical trial timelines, including the Phase 2 portion of the ALPHA2 trial. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, IND amendment or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.
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
To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647, which we are using in our clinical trials. ALLO-647 may cause serious adverse events that alemtuzumab may cause, including fatal adverse events, immune thrombocytopenia, glomerular nephropathies, thyroid disorders, autoimmune cytopenias, autoimmune hepatitis, hemophagocytic lymphohistiocytosis, acquired hemophilia and infections, stroke, and progressive multifocal leukoencephalopathy. In addition, we are exploring various dosing strategies for lymphodepletion in our clinical trials, such as higher and lower dosing of ALLO-647 in combination with fludarabine and cyclophosphamide, which may increase the risk of serious adverse events. See "Business--Product Pipeline and Development Strategy" in our Annual Report and our Current Report on Form 8-K filed with the SEC on May 19, 2021 for information on safety events.
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
In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. While we expect to initiate manufacturing under current good manufacturing practices (cGMP) in the second half of 2021, any business interruptions or delays to our validation or commissioning efforts, securing and qualifying equipment and raw materials, or obtaining appropriate regulatory or licensing approvals, in each case which may be more likely as a result of the COVID-19 pandemic, will delay our manufacturing timelines.

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
As a company, we have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.*
As a company, we have no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.
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
We conduct substantially all of our operations at our facilities in South San Francisco. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We have experienced higher attrition in 2021 than previous years and ongoing attrition may lead to higher costs for hiring and retention, diversion of management time to address retention matters and disrupt the business.
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
We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*
As of August 2, 2021, we had 285 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:
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
If we are not able to effectively expand our organization by hiring and retaining employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop, manufacture and commercialize our product candidates and, accordingly, may not achieve our research, development, manufacturing and commercialization goals.
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
As of June 30, 2021, we had $913.2 million in cash, cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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
If our security measures, or those of our CROs, CMOs, collaborators, contractors, consultants or other third parties upon whom we rely, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience a material adverse impact including, without limitation, a material interruption to our operations, including our clinical trials, harm to our reputation, significant fines, penalties and liability, or a breach or triggering of data protection laws, privacy policies and data protection obligations.*
In the ordinary course of our business, we may collect, process, store and transmit proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may also share sensitive information with our partners, CROs, CMOs, or other third parties.
Our internal computer systems and those of our CROs, CMOs, collaborators, and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, cybersecurity threats, and telecommunication and electrical failures. In addition, the COVID-19 pandemic has intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include, but are not limited to, wrongful conduct by hostile foreign governments or state sponsored actors, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud, phishing attacks, viruses, ransomware, supply chain attacks, or other means to threaten or attempt to threaten data security, confidentiality, integrity and availability. We may also be the subject of server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruptions to our clinical trials, loss of data (including data related to clinical trials), significant expense to restore data or systems, reputational loss and the diversion of funds. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of our systems and networks or the systems and networks of third parties upon whom we rely.
We may expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security incidents and to mitigate, detect and remediate vulnerabilities. Applicable data protection laws, privacy policies or other obligations may require us to implement specific security measures or use industry-standard or reasonable measures, and we may expend significant resources to do so.
Although we devote resources to protect our information systems, there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, financial loss or otherwise compromise our confidential or proprietary information and disrupt our operations. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal, and international law and may cause a material adverse impact to our reputation, affect our ability to conduct our clinical trials and potentially disrupt our business. Additionally, a security incident or perceived security incident can also result in government enforcement actions, additional reporting and/or oversight, litigation, temporary or permanent bans on all or some processing of personal data, or other remedies and consequences. Moreover, security incidents can result in the diversion of funds and interruptions, delays, or outages in our operations and services, including due to ransomware attacks. Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions to our operations, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business.
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
Applicable data protection laws, privacy policies and data protection obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, partners, and regulators. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to material adverse impacts, including without limitation, negative publicity, a loss of confidence in our security measures or breach of contract claims. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security or security incidents.
We cannot be sure if our insurance coverage will be adequate or sufficient to protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse impacts arising out of our privacy and security practices, processing or other security incidents we may experience, or that such coverage will continue to be available on commercially reasonable terms or at all.
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
We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to enforcement or litigation (that could result in fines or penalties), a disruption of clinical trials or commercialization of products, reputational harm, or other adverse business effects.*
We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal information and other sensitive information, including but not limited to proprietary and confidential business information, trade secrets, intellectual property, and information we collect about patients in connection with clinical trials. Accordingly, we are, or may become, subject to numerous federal, state, local and international data privacy and security laws, regulations, guidance, and industry standards as well as external and internal privacy and security policies, contracts and other obligations that apply to our processing of personal data and the processing of personal data on our behalf.
For example, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors.
Outside the United States, there are an increasing number of laws, regulations and industry standards concerning privacy, data protection and information security. For example, the collection and use of personal data in the European Economic Area (EEA) are governed by the General Data Protection Regulation (GDPR). The GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA, to the United States and other third countries that have not been deemed to offer “adequate” privacy protections. If we are unable to implement a valid compliance mechanism for cross-border transfers of personal data from the EEA to the United States, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information in the EEA or in the United Kingdom. Inability to import personal information from Europe to the United States may limit our ability to conduct clinical trial activities in Europe, limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws, and require us to increase our data processing capabilities in Europe at significant expense. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.
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
Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (CPPA), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Although there are limited exemptions for clinical trial data under the CCPA, as our business progresses, the CCPA may become applicable and significantly impact our business activities and exemplifies the vulnerability of our business to evolving regulatory environment related to personal data and protected health information. Furthermore, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. In addition, other states have enacted or proposed data privacy laws, such as Virginia and Colorado, which could further complicate the legal landscape and increase compliance costs.
The number and scope of obligations related to data privacy and security are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions or in conflict with each other. As a result, preparing for and complying with these obligations requires significant resources and potentially significant changes to our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors, consultants or other third parties that process personal data on our behalf.
Although we endeavor to comply with our published policies, other documentation, and all applicable privacy and security laws, regulations and guidance, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, third-party collaborators, service providers, contractors or consultants fail to comply with our policies and documentation. If we fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security, we could face government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our data privacy and security obligations, including, without limitation, in class action litigation. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations. Moreover, such suits, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business or have other material adverse effects.
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
We rely on third parties to manufacture and store our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.*
Our product candidates are manufactured in the United States by our CMOs, and we manage all other aspects of the supply, including planning, CMO oversight, disposition and distribution logistics. In the past, Servier was responsible for UCART19 manufacturing, and experienced UCART19 supply issues that limited its ability to recruit new patients in the past. There can be no assurance that we will not experience supply or manufacturing issues in the future.
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
We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to achieve manufacturing and processing and may be unable to create an inventory of mass-produced, off-the-shelf product to satisfy demands for any of our product candidates. Our clinical supply is also limited to small quantities and any latent defects discovered in our supply could significantly delay our development timelines.

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
Our contract manufacturers would also be subject to the same risks we face in developing our own manufacturing capabilities, as described above. Our CMOs may also be required to shut down in response to the spread of COVID-19 or they may prioritize manufacturing for COVID-19 therapies or vaccines. In addition, our CMOs have certain responsibilities for storage of raw materials and in the past have lost or failed to adequately store our raw materials. We also rely on third parties to store our released product candidates, and any failure to adequately store our product candidates could result in significant delay to our development timelines. Any additional or future damage or loss of raw materials or product candidates could materially impact our ability to manufacture and supply our product candidates. Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.
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
Cell-based therapies rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.*
Our product candidates require many specialty raw materials, including viral vectors that deliver the CAR sequence and electroporation technology, some of which are manufactured by small companies with limited resources and experience to support a commercial product, and the suppliers may not be able to deliver raw materials to our specifications. We do not have contracts with many of the suppliers, and we may not be able to contract with them on acceptable terms, or at all. Many suppliers have curtailed their operations during the COVID-19 pandemic or focused their operations on supporting COVID-19 therapies and vaccines, and our ability and the ability of our suppliers to source raw materials has been impacted. Accordingly, we may experience delays in receiving, or fail to secure entirely, key raw materials to support clinical or commercial manufacturing. Certain raw materials also require third-party testing, and some of the testing service companies may not have capacity or be able to conduct the testing that we request.
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
If and when our ongoing and planned Phase 1 clinical trials are completed and, assuming positive data, we expect to advance to potential registrational trials. The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect registrational trials for ALLO-501A and any other allogeneic CAR T product candidates to be designed to evaluate the efficacy of the product candidate in a pivotal, multicenter clinical trial in patients who have exhausted available treatment options. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA. For example, the FDA may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.
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
We may be unable to obtain regulatory approval for ALLO-647 in a timely manner or at all, which could delay any approval or commercialization of our allogeneic T cell product candidates.*
As we are concurrently developing ALLO-647 to be used as part of the lymphodepletion regimen for our allogeneic CAR T cell product candidates, mapping a co-development path for dual approval of ALLO-647 and any of our CAR T cell product candidates and coordinating concurrent review with different divisions of the FDA create additional regulatory uncertainty for us and may delay the development of our product candidates. We expect the Center for Drug Evaluation and Research division of the FDA to exercise authority over the regulatory approval of ALLO-647 while the CBER division will oversee the regulatory approval of our allogeneic CAR T cell product candidates.
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
The advancement of healthcare reform may negatively impact our ability to sell our product candidates, if approved, profitably.*
Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably. In particular, in 2010 the Affordable Care Act was enacted. The Affordable Care Act and its implementing regulations, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our product candidates, under the Medicaid drug rebate program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid drug rebate program, extended the Medicaid drug rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Additionally, the Affordable Care Act allowed states to implement expanded eligibility criteria for Medicaid programs, imposed a new Medicare Part D coverage gap discount program, expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program and implemented a new Patient-Centered Outcomes Research Institute. There have been legal and political challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for the purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
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
•adverse regulatory decisions, including failure to receive regulatory approval to advance to the Phase 2 portion of the ALPHA2 trial of ALLO-501A;
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
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank money market accounts. Through June 30, 2021, we have used $328.9 million of the net proceeds from our IPO. The net proceeds from our IPO are being used, together with our cash and cash equivalents, short-term and long-term investments, to fund continued advancement of our product pipeline, with the balance to be used to fund working capital and other general corporate purposes, which may include licensing, acquiring or investing in complementary businesses, technologies, products or assets.
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

Date: August 4, 2021	By:	/s/ David Chang
David Chang, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Eric Schmidt
Eric Schmidt, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)