Form 10-Q
period 2021-09-30
Allogene Therapeutics, Inc.
filed 2021-11-04
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 2, 2021, the registrant had 142,515,938 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets		(1)
Current assets:
Cash and cash equivalents	$190,021	$183,351
Short-term investments	293,464	644,559
Prepaid expenses and other current assets	19,373	17,220
Total current assets	502,858	845,130
Long-term investments	378,222	204,208
Operating lease right-of-use asset	38,764	41,295
Property and equipment, net	125,883	118,840
Restricted cash	9,449	9,449
Other long-term assets	6,160	5,169
Equity method investment	17,910	3,738
Total assets	$1,079,246	$1,227,829
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,499	$10,390
Accrued and other current liabilities	41,626	44,938
Deferred revenue	365	38,992
Total current liabilities	53,490	94,320
Lease liability, non-current	50,639	50,809
Other long-term liabilities	5,175	3,083
Total liabilities	109,304	148,212
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares were issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 142,439,829 and 140,474,305 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	142	140
Additional paid-in capital	1,798,678	1,725,552
Accumulated deficit	(828,480)	(646,343)
Accumulated other comprehensive (loss) income	(398)	268
Total stockholders’ equity	969,942	1,079,617
Total liabilities and stockholders’ equity	$1,079,246	$1,227,829
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)The balance sheet as of December 31, 2020 is derived from the audited financial statements as of that date.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue - related party	$49	$—	$38,438	$—
Operating expenses:
Research and development	58,720	51,421	166,193	140,759
General and administrative	18,999	16,619	54,144	48,122
Total operating expenses	77,719	68,040	220,337	188,881
Loss from operations	(77,670)	(68,040)	(181,899)	(188,881)
Other income (expense), net:
Interest and other income, net	393	2,005	1,528	7,606
Other expenses	(909)	(162)	(1,766)	(376)
Total other income (expense), net	(516)	1,843	(238)	7,230
Net loss	(78,186)	(66,197)	(182,137)	(181,651)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments	(64)	(877)	(666)	(192)
Net comprehensive loss	$(78,250)	$(67,074)	$(182,803)	$(181,843)
Net loss per share, basic and diluted	$(0.57)	$(0.52)	$(1.35)	$(1.55)
Weighted-average number of shares used in computing net loss per share, basic and diluted	137,025,698	127,140,755	134,690,310	117,227,079
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - June 30, 2021	142,120,731	$142	$1,774,298	$(750,294)	$(334)	$1,023,812
Issuance of common stock upon exercise of stock options and vesting of RSUs	229,918	—	750	—	—	750
Vesting of early exercised common stock	—	—	1,142	—	—	1,142
Stock-based compensation	—	—	20,856	—	—	20,856
Employee stock purchase plan	89,180	—	1,632	—	—	1,632
Net loss	—	—	—	(78,186)	—	(78,186)
Net unrealized loss on available-for-sale investments	—	—	—	—	(64)	(64)
Balance - September 30, 2021	142,439,829	$142	$1,798,678	$(828,480)	$(398)	$969,942

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2020	140,474,305	$140	$1,725,552	$(646,343)	$268	$1,079,617
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,778,318	2	8,021	—	—	8,023
Vesting of early exercised common stock	—	—	2,706	—	—	2,706
Stock-based compensation	—	—	58,782	—	—	58,782
Employee stock purchase plan	187,206	—	3,617	—	—	3,617
Net loss	—	—	—	(182,137)	—	(182,137)
Net unrealized loss on available-for-sale investments	—	—	—	—	(666)	(666)
Balance - September 30, 2021	142,439,829	$142	$1,798,678	$(828,480)	$(398)	$969,942

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

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(182,137)	$(181,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	58,782	48,808
Amortization of other intangible assets acquired	—	151
Depreciation and amortization	6,212	5,591
Net amortization/accretion on investment securities	5,361	1,437
Non-cash rent expense	2,622	1,240
Share of losses from equity method investments	1,766	376
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,153)	657
Other long-term assets	(991)	1,975
Accounts payable	1,277	1,681
Accrued and other current liabilities	6,420	16,175
Deferred revenue	(38,627)	—
Other long-term liabilities	2,092	(1,558)
Net cash used in operating activities	(139,376)	(105,118)
Cash flows from investing activities:
Purchases of property and equipment	(20,710)	(48,554)
Purchase of stock in equity method investment	(15,938)	—
Proceeds (loss) from sales of investments	—	4,877
Proceeds from maturities of investments	645,854	371,777
Purchase of investments	(474,801)	(855,433)
Net cash (used in) provided by investing activities	134,405	(527,333)
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	—	14,845
Proceeds from issuance of common stock from public offering, net of commissions and issuance costs	—	595,730
Proceeds from issuance of common stock upon exercise of stock options	8,024	7,194
Proceeds from issuance of common stock under the employee stock purchase plan	3,617	2,844
Net cash provided by financing activities	11,641	620,613
Net change in cash, cash equivalents and restricted cash	6,670	(11,838)
Cash, cash equivalents and restricted cash — beginning of period	192,800	179,425
Cash, cash equivalents and restricted cash — end of period	$199,470	$167,587
Non-cash investing activities:
Property and equipment purchases in accounts payable and accrued and other current liabilities	$1,112	$7,909
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(4,058)	$(4,236)
Cash received for amounts related to tenant improvement allowances	$1,111	$2,321
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
1.          Description of Business
Allogene Therapeutics, Inc. (the Company or Allogene) was incorporated on November 30, 2017 in the State of Delaware and is headquartered in South San Francisco, California. Allogene is an immuno-oncology company pioneering the development and commercialization of genetically engineered allogeneic T cell therapies for the treatment of cancer. The Company is developing a pipeline of off-the-shelf T cell product candidates that are designed to target and kill cancer cells.

Need for Additional Capital

The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company's product candidates.

The Company had cash and cash equivalents and investments of $861.7 million as of September 30, 2021. Since inception through September 30, 2021, the Company has incurred cumulative net losses of $828.5 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
The Company cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on its financial condition and operations. The impact of the COVID-19 pandemic on the financial performance of the Company will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain. If business conditions, financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.
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
The condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity as of September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2021, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report, with the exception of revenue recognition related to the collaboration revenue recognized in the three and nine months ended September 30, 2021 and the recently adopted accounting pronouncements in the section below.
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
There were no Level 3 assets or liabilities as of September 30, 2021 and as of December 31, 2020.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2021 and as of December 31, 2020 are presented in the following tables:

	September 30, 2021
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$134,803	$—	$—	$134,803
Commercial paper	—	58,964	—	58,964
Corporate bonds	—	210,817	—	210,817
U.S. treasury securities	353,375	—	—	353,375
U.S. agency securities	—	48,530	—	48,530
Total financial assets	$488,178	$318,311	$—	$806,489

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$102,039	$—	$—	$102,039
Commercial paper	—	58,975	—	58,975
Corporate bonds	—	262,757	—	262,757
U.S. treasury securities	446,996	—	—	446,996
U.S. agency securities	—	80,039	—	80,039
Total financial assets	$549,035	$401,771	$—	$950,806
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets

4.         Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of September 30, 2021 and as of December 31, 2020 are presented in the following tables:

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$134,803	$—	$—	$134,803
Commercial paper	58,957	7	—	58,964
Corporate bonds	210,704	213	(100)	210,817
U.S. treasury securities	353,408	51	(84)	353,375
U.S. agency securities	48,573	1	(44)	48,530
Total cash equivalents and investments	$806,445	$272	$(228)	$806,489

Classified as:
Cash equivalents				$134,803
Short-term investments				293,464
Long-term investments				378,222
Total cash equivalents and investments				$806,489

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$102,039	$—	$—	$102,039
Commercial paper	58,969	8	(2)	58,975
Corporate bonds	262,349	444	(36)	262,757
U.S. treasury securities	446,726	282	(12)	446,996
U.S. agency securities	80,012	30	(3)	80,039
Total cash equivalents and investments	$950,095	$764	$(53)	$950,806

Classified as:
Cash equivalents				$102,039
Short-term investments				644,559
Long-term investments				204,208
Total cash equivalents and investments				$950,806
As of September 30, 2021, the remaining contractual maturities of available-for-sale securities were less than 3 years. There have been no significant realized losses on available-for-sale securities for the periods presented. As of September 30, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors. As of September 30, 2021 and December 31, 2020, securities with a fair value of zero and $5.0 million, respectively, were in a net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on marketable securities.
5.         Balance Sheet Components
Property and Equipment, Net

Property and Equipment consist of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Leasehold improvements	108,179	31,518
Laboratory equipment	28,225	23,810
Computer equipment and purchased software	4,380	4,088
Furniture and fixtures	3,929	3,388
Construction in progress	289	68,944
Total	145,002	131,748
Less: accumulated depreciation	(19,119)	(12,908)
Total property and equipment, net	$125,883	$118,840

6.         License Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets, including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three and nine months ended September 30, 2021 or 2020.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses. For the three and nine months ended September 30, 2021, $5.0 million and $10.0 million, respectively, in costs were incurred related to the achievement of clinical development milestones under this agreement. For the three and nine months ended September 30, 2020, zero costs were incurred related to the achievement of a clinical development milestone under this agreement.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42.0 million and €70.5 million ($81.8 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.
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
For the three and nine months ended September 30, 2021, the Company recorded $5.1 million and $13.2 million, respectively of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. For the three and nine months ended September 30, 2020, the Company recorded $4.1 million and $5.9 million, respectively, of net cost recoveries. As of September 30, 2021 and December 31, 2020, amounts due from Servier of $9.3 million and $3.8 million, respectively, were recorded in other current assets in the accompanying condensed consolidated balance sheets.
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
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. The Company recognized a research and development expense of $10 million during the year ended December 31, 2019 as the license had no foreseeable alternative future use. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, David Chang, M.D., Ph.D., the Company's President, Chief Executive Officer and Board member, was appointed to Notch’s Board of Directors. In February 2021, the Company made an additional $15.9 million investment in Notch's Series A preferred stock. Immediately following this transaction, the Company's share in Notch was 20.7% on a voting interest basis. The Company did not have a controlling interest in Notch as of September 30, 2021, and continued to account for its investment in Notch as an equity method investment.
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
For the three and nine months ended September 30, 2021, the Company recorded $0.8 million and $3.9 million, respectively, in collaboration costs as research and development expenses. For the three and nine months ended September 30, 2020, the Company recorded $1.2 million and $2.0 million, respectively, in collaboration costs as research and development expenses.
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
For the three and nine months ended September 30, 2021, the Company recorded $0.4 million and $0.8 million in collaboration costs as research and development expenses.
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

Pursuant to the License Agreement, the Company granted Allogene Overland an exclusive license to develop, manufacture and commercialize certain allogeneic CAR T cell candidates directed at four targets, BCMA, CD70, FLT3, and DLL3, in the JV Territory. As consideration, the Company would also be entitled to additional regulatory milestone payments of up to $40.0 million and, subject to certain conditions, tiered low-to-mid single-digit sales royalties. Subsequent to entering into the License Agreement, Allogene Overland assigned the License Agreement to a wholly-owned subsidiary, Allogene Overland BioPharm (HK) Limited.

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
The Company has determined that Allogene Overland is a variable interest entity as of September 30, 2021 and December 31, 2020. The Company does not have the power to independently direct the activities which most significantly affect Allogene Overland's economic performance. Accordingly, the Company did not consolidate Allogene Overland because the Company determined that it was not the primary beneficiary.
For the three and nine months ended September 30, 2021, the Company recognized less than $0.1 million and $38.4 million, respectively, of collaboration revenue, primarily related to the license of intellectual property and delivery of the know-how performance obligation which was delivered in the first quarter of 2021.

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
In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease has a term of 188 months and commenced in November 2020. Upon certain conditions, the Company has two ten-year options to extend the lease, both of which are not reasonably assured of exercise. The Company is entitled to a tenant improvement allowance of $2.9 million for costs related to the design and construction of certain Company improvements and has received $2.7 million of tenant improvement allowances up to September 30, 2021.
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $5.2 million and $4.3 million as of September 30, 2021 and December 31, 2020, respectively.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating lease liabilities
Current portion included in accrued and other current liabilities	$3,235	$2,974
Long-term portion of lease liabilities	50,639	50,809
Total operating lease liabilities	$53,874	$53,783
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$1,853	$1,845	$5,568	$5,543
Variable lease cost	448	353	979	961
Total lease costs	$2,301	$2,198	$6,547	$6,504
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2021 was $4.1 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

The undiscounted future lease payments under the lease agreements as of September 30, 2021 were as follows:

Year ending December 31:	(In thousands)
2021 (remaining 3 months)	$1,949
2022	7,917
2023	8,168
2024	8,430
2025	8,509
2026 and thereafter	48,143
Total undiscounted lease payments	83,116
Less: Present value adjustment	(28,917)
Less: Tenant improvement allowance	(325)
Total	$53,874
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 8.43%. As of September 30, 2021, the weighted average remaining lease term for our operating leases is 9.86 years.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and is expected to commence in the fourth quarter of 2021. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is disclosed as restricted cash in the condensed consolidated balance sheet as of September 30, 2021.
The Company has entered into certain license agreements for intellectual property which is used as part of our development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of September 30, 2021.
The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of September 30, 2021, the Company had non-cancellable purchase commitments of $2.9 million.
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
The Company’s total equity investment in Notch as of September 30, 2021 and December 31, 2020 was $17.9 million and $3.7 million, respectively, and the Company accounted for the investment using the equity method of accounting.
Allogene Overland Biopharm (CY) Limited
In conjunction with the execution of the License Agreement with Allogene Overland (see Note 6), the Company also entered into a Share Purchase Agreement and Shareholders' Agreement with the joint venture company under which it acquired shares of Allogene Overland’s Seed Preferred Shares representing a 49% ownership interest as partial consideration for entering into a License Agreement which had a carrying value of zero. The Company accounts for its investment in Allogene Overland as an equity method investment at carrying value. The Company's total equity investment in Allogene Overland was zero as of September 30, 2021 and December 31, 2020, respectively.
The Company’s equity investment in Allogene Overland as of September 30, 2021 and December 31, 2020 had a zero carryover basis. Therefore, the Company did not account for its share of losses incurred by Allogene Overland. See Note 6 for further details.
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
As of September 30, 2021, there were 16,937,335 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate intrinsic value
			(In years)	(In thousands)
Balance, December 31, 2020	10,434,034	$17.73	8.29	$93,149
Granted	1,983,601	32.41
Exercised	(1,163,409)	11.45
Forfeited	(1,145,057)	19.81
Balance, September 30, 2021	10,109,169	$21.10	7.83	$70,846
Exercisable, September 30, 2021	7,517,410	$19.73	7.69	$59,485
Vested and expected to vest, September 30, 2021	10,109,169	$21.10	7.83	$70,846
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on September 30, 2021. For the nine months ended September 30, 2021, the estimated weighted-average grant-date fair value of employee options granted was $20.31 per share. As of September 30, 2021, there was $81.9 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2 years, 205 days.

The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Expected term in years	5.27 - 6.10	5.31 - 6.09
Expected volatility	69.73% - 70.80%	71.42% - 72.14%
Expected risk-free interest rate	0.60% - 1.16%	0.38% - 1.65%
Expected dividend	0%	0%
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
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Fair Value at Date of Grant per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Unvested December 31, 2020	2,493,920	$26.14	1.66	$62,947
Granted	2,007,717	30.90	1.92
Vested	(657,000)	26.68
Forfeited	(451,033)	27.27
Unvested September 30, 2021	3,393,604	$28.70	1.76	$87,216
Vested and expected to vest, September 30, 2021	3,393,604	$28.70	1.76	$87,216

As of September 30, 2021, there was $82.8 million of unrecognized stock-based compensation related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2 years, 327 days.
Total stock-based compensation related to stock options, restricted stock units, employee stock purchase plan and vesting of the founders’ common stock was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$10,074	$8,829	$28,494	$23,465
General and administrative	10,782	8,994	30,288	25,343
Total stock-based compensation	$20,856	$17,823	$58,782	$48,808
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the Prior 2018 Plan and the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s board of directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities for the current portion, and other long-term liabilities for the non-current portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. In May 2021, 293,594 options were early exercised, resulting in proceeds of $5.3 million. As of September 30, 2021 and December 31, 2020 there was $3.6 million and $2.8 million, respectively, recorded in accrued and other liabilities and $3.0 million and $1.1 million, respectively, recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the condensed consolidated financial statements since the exercise date but the shares which are subject to future vesting conditions are not included in the calculation of earnings per share.

10.         Related Party Transactions
PF Equity Holdings 2 B.V. held 22,032,040 shares of Common Stock based on the Schedule 13D/A filed on September 17, 2021 with the SEC. According to the Schedule 13D/A filing, PF Equity Holdings 2 B.V. is a wholly-owned subsidiary of Pfizer formed for the purpose of holding certain assets owned or controlled by Pfizer or its direct or indirect subsidiaries.
During the second quarter of 2021, the Company sold excess raw materials to Pfizer. As of September 30, 2021 and December 31, 2020, the Company had an amount receivable from Pfizer of $0.1 million and zero, respectively, which was recorded in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Collaboration Revenue
In December 2020, the Company entered into a license agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). The license agreement was subsequently assigned to a wholly-owned subsidiary of Allogene Overland, Allogene Overland BioPharm (HK) Limited. During the three and nine months ending September 30, 2021, the Company recognized less than $0.1 million and $38.4 million, respectively, of collaboration revenue under this arrangement.
Sublease Agreement
In December 2018, the Company entered into a sublease with Bellco Capital LLC (Bellco) for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco Capital Advisors Inc. The total right of use asset and associated liability recorded related to this related party lease was zero at September 30, 2021 and $0.1 million at December 31, 2020.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chairman of the Board of Directors, and a director of the Company to provide various managerial, clinical development, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $37,500 per month in arrears commencing January 2020 and $38,583 per month in arrears commencing January 2021. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The cost incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively.
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

12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	September 30,
	2021	2020
Stock options to purchase common stock	10,109,169	10,783,633
Restricted stock units subject to vesting	3,393,604	2,517,294
Expected shares to be purchased under Employee Stock Purchase Plan	276,253	199,821
Founders' shares of common stock subject to future vesting	3,028,848	9,086,540
Early exercised stock options subject to future vesting	1,057,793	2,050,924
Total	17,865,667	24,638,212

13.         Subsequent Events
In October 2021, the Company made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, the Company's share in Notch was 23.0% on a voting interest basis.
In October 2021, the U.S. Food and Drug Administration (FDA) placed a hold on the Company's clinical trials. At this stage, the Company cannot assess the likely timing to complete the clinical hold review process with the FDA, and for the clinical hold to be removed. If the Company is unable to resolve the clinical hold in a timely manner, its results of operations, financial position and prospects as a company, will be materially adversely affected.
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
Overview
We are an immuno-oncology company pioneering the development and commercialization of genetically engineered allogeneic T cell therapies for the treatment of cancer. We are developing a pipeline of off-the-shelf T cell product candidates that are designed to target and kill cancer cells. Our engineered T cells are allogeneic, meaning they are derived from healthy donors for intended use in any patient, rather than from an individual patient for that patient’s use, as in the case of autologous

T cells. We believe this key difference will enable us to deliver readily available treatments faster, more reliably, at greater scale, and to more patients.
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
In October 2021, following a report of a chromosomal abnormality in ALLO-501A CAR T cells in a patient treated in the Phase 1 clinical trial (the ALPHA2 trial) of ALLO-501A, the U.S. Food and Drug Administration (FDA) placed a hold on the ALPHA2 trial. The FDA concurrently placed a clinical hold on our other clinical trials, including the Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with relapsed or refractory (R/R) non-Hodgkin lymphoma (NHL), the Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715 in patients with R/R multiple myeloma, the Phase 1 clinical trial (the IGNITE trial) of ALLO-605 in patients with R/R multiple myeloma and the Phase 1 clinical trial (the TRAVERSE trial) of ALLO-316 in patients with advanced or metastatic clear cell renal cell carcinoma (ccRCC). We plan to report additional data from the ALPHA, ALPHA2 and UNIVERSAL trials on the patients treated prior to the clinical hold at the American Society of Hematology annual meeting in December 2021.
We are working with the FDA to remove the clinical hold, but at this stage, cannot provide a timeline for any potential resolution and re-commencement of our clinical trials.
In addition, enrollment of patients (prior to the clinical hold) and the ability to conduct patient follow-up has been adversely impacted by the COVID-19 pandemic. The exact timing of delays and overall impact of the COVID-19 pandemic to our business, preclinical studies and clinical trials is currently unknown, and we are monitoring the pandemic as it continues to rapidly evolve.
Since inception, we have had significant operating losses. Our net losses were $78.2 million and $182.1 million for the three and nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $828.5 million. As of September 30, 2021, we had $861.7 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.

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
The Notch Agreement includes a research collaboration to conduct research and pre-clinical development activities to generate engineered cells directed to our exclusive targets, which will be conducted in accordance with an agreed research plan and budget under the oversight of a joint development committee. In connection with the execution of the Notch Agreement, we made an upfront payment to Notch of $10.0 million. In addition, we made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in us having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In February 2021, we made an additional $15.9 million investment in Notch's Series A preferred stock. In October 2021, we made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, our share in Notch was 23.0% on a voting interest basis. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Notch Agreement.
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
License Agreement with Allogene Overland
On December 14, 2020, we entered into a License Agreement with Allogene Overland Biopharm (CY) Limited (Allogene Overland), a joint venture established by us and Overland Pharmaceuticals (CY) Inc. (Overland), pursuant to a Share Purchase Agreement, dated December 14, 2020, for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory). Allogene

Overland subsequently assigned the Licensed Agreement to a wholly-owned subsidiary, Allogene Overland BioPharm (HK) Limited (Allogene Overland HK). See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the License Agreement and Share Purchase Agreement with Allogene Overland.
Components of Results of Operations
Revenues
As of September 30, 2021, our revenue has been exclusively generated from our collaboration and license agreement with Allogene Overland HK. See Notes 2 and 6 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the Allogene Overland HK agreement.
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
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts and preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three and nine months ended September 30, 2021 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year relate to costs incurred for the development of our most advanced product candidates and include:
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Assuming resolution of the clinical hold, we expect our research and development expenses to increase in the future as our clinical programs progress and as we seek to initiate clinical trials of additional product candidates. The cost of advancing our manufacturing process as well as the cost of manufacturing product candidates for clinical trials are included in our research and development expense. We also expect to incur increased research and development expenses as we selectively identify and develop additional product candidates. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:
•the ability to resolve the current clinical hold on our trials or any future clinical hold;
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
•potential additional safety monitoring or other studies requested by regulatory agencies, including to resolve the clinical hold;
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
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following sets forth our results of operations for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Collaboration revenue - related party	$49	$—	$49	NM
Operating expenses:
Research and development	58,720	51,421	7,299	14%
General and administrative	18,999	16,619	2,380	14%
Total operating expenses	77,719	68,040	9,679	14%
Loss from operations	(77,670)	(68,040)	(9,630)	14%
Other income (expense), net:
Interest and other income, net	393	2,005	(1,612)	(80)%
Other expenses	(909)	(162)	(747)	461%
Total other income (expense), net	(516)	1,843	(2,359)	NM
Net Loss	$(78,186)	$(66,197)	$(11,989)	18%
NM - Not meaningful
Collaboration revenue - related party
Collaboration revenue was less than $0.1 million and zero for the three months ended September 30, 2021 and 2020, respectively. Revenue recognized in the three months ended September 30, 2021 was due to delivery of the know-how performance obligations related to the License Agreement entered into with Allogene Overland in December 2020.
Research and Development Expenses
Research and development expenses were $58.7 million and $51.4 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $7.3 million was driven primarily by an increase in building rent and facilities costs of $2.9 million, an increase in personnel related costs of $2.0 million, of which $1.2 million was stock-based compensation expense, and an increase in external costs relating to the advancement of our product candidates of $1.6 million.
General and Administrative Expenses
General and administrative expenses were $19.0 million and $16.6 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $2.4 million was primarily due to an increase in personnel related costs of $1.9 million, of which $1.8 million was stock-based compensation expense.
Interest and Other Income, Net
Interest and other income, net was $0.4 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $1.6 million was due to lower interest earned on our cash, cash equivalents and investments.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following sets forth our results of operations for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Collaboration revenue - related party	$38,438	$—	$38,438	NM
Operating expenses:
Research and development	166,193	140,759	25,434	18%
General and administrative	54,144	48,122	6,022	13%
Total operating expenses	220,337	188,881	31,456	17%
Loss from operations	(181,899)	(188,881)	6,982	(4)%
Other income (expense), net:
Interest and other income, net	1,528	7,606	(6,078)	(80)%
Other expenses	(1,766)	(376)	(1,390)	370%
Total other income (expense), net	(238)	7,230	(7,468)	NM
Net Loss	$(182,137)	$(181,651)	$(486)	—%
NM - Not meaningful
Collaboration revenue - related party
Collaboration revenue was $38.4 million and zero for the nine months ended September 30, 2021 and 2020, respectively. Revenue recognized in the nine months ended September 30, 2021 was related to grant of license and delivery of the know-how performance obligations related to the License Agreement entered into with Allogene Overland in December 2020.
Research and Development Expenses
Research and development expenses were $166.2 million and $140.8 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $25.4 million was driven primarily by an increase in personnel related costs of $15.0 million, of which $5.0 million was stock-based compensation expense, an increase in building rent and facilities costs of $6.1 million, and an increase in external costs relating to the advancement of our product candidates of $3.2 million.
General and Administrative Expenses
General and administrative expenses were $54.1 million and $48.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $6.0 million was primarily due to an increase in personnel related costs of $6.4 million, of which $4.9 million was stock-based compensation expense, offset by a decrease in building rent and facilities costs of $0.9 million.
Interest and Other Income, Net
Interest and other income, net was $1.5 million and $7.6 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease of $6.1 million was due to lower interest earned on our cash, cash equivalents and investments.
Liquidity, Capital Resources and Plan of Operations
To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2021, we had $861.7 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will enable us to maintain our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, and our June 2020 underwritten public offering. In connection with our IPO in 2018, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen) under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings for an aggregate offering price of up to $250.0 million. During the year ended December 31, 2020, we sold an aggregate of 848,663 shares of common stock in ATM offerings resulting in net proceeds of $26.2 million. During the nine months ended September 30, 2021, we did not sell any shares of common stock in ATM offerings. As of September 30, 2021, $167.3 million remains available for sale under the sales agreement with Cowen.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(139,376)	$(105,118)
Investing activities	134,405	(527,333)
Financing activities	11,641	620,613
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,670	$(11,838)
Operating Activities
During the nine months ended September 30, 2021, cash used in operating activities of $139.4 million was attributable to a net loss of $182.1 million, partially offset by non-cash charges of $74.7 million and an increase of $32.0 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation expense of $58.8 million, depreciation of $6.2 million, net amortization and accretion on investment securities of $5.4 million, non-cash rent expense of $2.6 million, and our share of equity investments' net losses for the period of $1.8 million. The change in operating assets and liabilities was primarily due to a $38.6 million decrease in deferred revenue, a $2.2 million increase in prepaid expenses and other current assets, and a $1.0 million increase in other long-term assets, offset by a $6.4 million decrease in accrued and other current liabilities, a $2.1 million increase in other long-term liabilities, and a $1.3 million increase in accounts payable.
Investing Activities

During the nine months ended September 30, 2021, net cash provided by investing activities of $134.4 million was related to cash provided by investment maturities of $645.9 million, offset by cash used in purchases of investments of $474.8 million, cash used in the purchase of property and equipment of $20.7 million, and cash used in the purchase of stock in equity method investment of $15.9 million.
Financing Activities
During the nine months ended September 30, 2021, cash provided by financing activities of $11.6 million was related to $8.0 million of cash provided by the issuance of common stock upon exercise of stock options and $3.6 million of cash provided by the sale of common stock through our employee stock purchase plan.
Contractual Obligations and Commitments
For our contractual obligations and commitments as of December 31, 2020, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligation and Commitments” in our Annual Report.
Commitments
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of September 30, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see “—Our Research and Development and License Agreements” above.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of September 30, 2021, the Company had non-cancellable purchase commitments of $2.9 million.
In July 2020, we entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at our manufacturing facility in Newark, California. The agreement has a term of 20 years and is expected to commence in the fourth quarter of 2021. We are obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by us will result in a termination payment due of approximately $4.3 million. In connection with the agreement, we maintain a letter of credit for the benefit of the service provider in the amount of $4.3 million.
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
Interest Rate Risk
Our cash, cash equivalents and investments of $861.7 million as of September 30, 2021 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on September 30, 2021 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of September 30, 2021, we had $9.3 million of other receivables denominated in foreign currency.

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
Other than as discussed above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our clinical trials are currently on clinical hold by the FDA and we do not know when and if we will be able to re-commence our clinical trials.
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
•We are heavily reliant on our partners for access to TALEN gene editing technology for the manufacturing and development of our product candidates.
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
•Our product candidates may cause undesirable side effects or have other properties that have halted and could in the future halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.
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
Risks Related to Our Business and Industry
Our clinical trials are currently on clinical hold by the FDA and we do not know when and if we will be able to re-commence our clinical trials.*
In October 2021, the FDA placed a hold on our clinical trials. The clinical hold followed our notification to the FDA of a chromosomal abnormality in an ALPHA2 study patient which was detected in a bone marrow biopsy undertaken to assess pancytopenia. At this stage, we cannot assess the likely timing for us to complete the clinical hold review process with the FDA, and for the clinical hold to be removed. If we are unable to resolve the clinical hold in a timely manner, our results of operations, financial position and prospects as a company, will be materially adversely affected. The longer the clinical hold remains in place, the more adversely affected our business will be.
Even if we are able to resolve the clinical hold, we cannot assure you we will be able to enroll new patients, complete any treatment of patients or manufacture our product candidates at the same cost or with the same success. We may also find other chromosomal abnormalities or observe new safety events or have efficacy concerns in our clinical trials, which may lead to future clinical holds, additional or amended clinical trials, or changes to manufacturing, any of which may adversely affect our business.
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2020, we reported a net loss of $250.2 million. For the nine months ended September 30, 2021, we reported a net loss of $182.1 million. As of September 30, 2021, we had an accumulated deficit of $828.5 million.
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
We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. For instance, the FDA has recently placed our clinical trials on hold and we cannot estimate the time or expense to resolve the clinical hold. Even if we succeed in advancing our clinical trials and commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
•educating medical personnel regarding the potential side effect profile of our product candidates, if approved, such as the potential adverse side effects related to cytokine release syndrome (CRS), neurotoxicity, graft-versus-host disease (GvHD), prolonged cytopenia, aplastic anemia and neutropenic sepsis;
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
Gene-editing is a relatively new technology, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.*
Cellectis’s TALEN technology involves a relatively new approach to gene editing, using sequence-specific DNA-cutting enzymes, or nucleases, to perform precise and stable modifications in the DNA of living-cells and organisms. Although Cellectis has generated nucleases for many specific gene sequences, it has not created nucleases for all gene sequences that we may seek to target, and Cellectis may not agree to or have difficulty creating nucleases for other gene sequences that we may seek to target, which could limit the usefulness of this technology. This technology may also not be shown to be effective in clinical studies that Cellectis, we or other licensees of Cellectis technology may conduct, or may be associated with safety issues that may negatively affect our development programs. For instance, gene-editing may create unintended changes to the DNA such as a non-target site gene-editing, a large deletion, or a DNA translocation, any of which could lead to oncogenesis. In our ALPHA2 trial, we observed a chromosomal abnormality, and the FDA has placed our clinical trials on hold following this observation. The gene-editing of our product candidates may also not be successful in limiting the risk of GvHD or premature rejection by the patient.
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
We are heavily reliant on our partners for access to TALEN gene editing technology for the manufacturing and development of our product candidates.*

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
In addition, pursuant to the Servier Agreement, we expect Servier to continue to support our clinical trials of ALLO-501 and ALLO-501A for the treatment of patients with R/R NHL. Should Servier become unable to continue providing its share of financial support for the ALLO-501 and ALLO-501A clinical trials, our expenses may be greater than we currently expect and we may have difficulty progressing our clinical trials in a timely manner. Moreover, as the CALM and PALL clinical trials of UCART19 have completed, we are reliant on Servier for progressing a development strategy for ALL and any development strategy may face challenges, such as regulatory delays and unforeseen expenses if we consolidate programs.
Our product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and obtaining regulatory approval.*
We have concentrated our research, development and manufacturing efforts on our engineered allogeneic T cell therapy and our future success depends on the successful development of this therapeutic approach. We are in the early stages of developing our platform and we have experienced significant development challenges with the recent placement of the clinical hold by the FDA, and there can be no assurance that any development problems we have now or experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. In addition, since we are in the early stages of clinical development, we do not know the doses to be evaluated in pivotal trials or, if approved, commercially. Finding a suitable dose for our cell therapy product candidates as well as ALLO-647 may delay our anticipated clinical development timelines. In addition, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors.
We are also advancing product candidates against unexplored targets and with new technology. For example, we are advancing ALLO-316 against a target, CD70, that has not been validated by any autologous CAR T therapies. ALLO-316 may have limited efficacy or have off-target toxicities. Since CD70 is found on activated T cells, ALLO-316 may also cause fratricide resulting in the loss of ALLO-316 cells or depletion of host T cells increasing the risk of infections. In addition, our ALLO-605 product candidate is our first TurboCAR candidate that is designed to mimic cytokine signaling selectively within CAR T cells. Our TurboCAR product candidates may be more difficult to manufacture, which could delay development timelines, or not demonstrate any of the benefits that we expect. Our TurboCAR product candidates have the potential to be more potent, which in turn may also increase the risk of adverse events, such as CRS and neurotoxicity.
The clinical study requirements of the FDA, European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. We face additional challenges in obtaining regulatory approval for ALLO-647, which we use as part of our lymphodepletion regimen, and for which we would seek to obtain approval concurrently with approval of a CAR T cell product candidate. Approvals by the EMA and FDA for existing autologous CAR T therapies, such as Kymriah and Yescarta, may not be indicative of what these regulators may require for approval of our therapies. Also, while we expect reduced variability in our products candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability and the use of healthy donor material may create separate variability challenges for us. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the autologous CAR T therapies that have previously been approved. For instance, allogeneic product candidates may result in GvHD or chromosomal abnormalities not experienced with autologous products. Even if we collect promising initial clinical data of our product candidates, longer-term data may reveal new adverse events or responses that are not durable. Unexpected clinical outcomes would significantly impact our business.
Our business is highly dependent on the success of our lead product candidates. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.*
Our business and future success depends on our ability to advance clinical development, obtain regulatory approval of, and then successfully commercialize, our lead product candidates, including ALLO-501A. Because ALLO-501, ALLO-501A and ALLO-715 are among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidate, or the failure of other allogeneic T cell therapies, including for reasons due to safety, efficacy or durability, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies. For instance, all of our clinical trials have been put on clinical hold due to an observation in the ALPHA2 trial. Assuming resolution of the clinical hold, we also have to obtain approval from the FDA to proceed to Phase 2 on matters such as chemistry, manufacturing and controls (CMC) and trial design for both ALLO-501A and ALLO-647. If we are unable to resolve the clinical hold or advance to Phase 2, our business would be significantly harmed.
All of our product candidates, including our lead product candidates, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because our other product candidates are based on similar technology as our lead product candidates, if any of the lead product candidates encounters additional safety issues, efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed.
Our product candidates may cause undesirable side effects or have other properties that have halted and could in the future halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.*
The FDA has recently placed our clinical trials on hold due to a chromosomal abnormality that could potentially have an undesirable safety outcome. Future undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T therapies and those under development have shown frequent rates of CRS, neurotoxicity, serious infections, prolonged cytopenia and hypogammaglobulinemia, and adverse events have resulted in the death of patients. We expect similar adverse events for allogeneic CAR T product candidates.
Our allogeneic CAR T cell product candidates may also cause unique adverse events related to the differences between the donor and patients, such as GvHD or infusion reactions. In addition, we utilize a lymphodepletion regimen, which generally includes fludarabine, cyclophosphamide and ALLO-647, that may cause serious adverse events. For instance, because the regimen will cause a transient and sometimes prolonged immune suppression, patients will have an increased risk of infection, such as to COVID-19, that may be unable to be cleared by the patient and ultimately lead to other serious adverse events or death. Our lymphodepletion regimen has caused and may also cause prolonged cytopenia and aplastic anemia. We are also exploring various dosing strategies for lymphodepletion in our clinical trials, such as higher and lower dosing of ALLO-647 in combination with fludarabine and cyclophosphamide, which may increase the risk of serious adverse events.
In our and Servier's clinical trials of allogeneic CAR T product candidates, the most common severe or life threatening adverse events resulted from serious infections, prolonged cytopenia, prolonged pancytopenia, hypokalemia, multiple organ dysfunction syndrome and neutropenic sepsis. We have also observed aplastic anemia and chromosomal abnormality. As reported, patients have died from adverse events and future patients may also experience toxicity resulting in death. For additional safety data, please see "Business--Product Pipeline and Development Strategy" in our Annual Report and our Current Report on Form 8-K filed with the SEC on May 19, 2021.
As we treat and re-treat more patients with our product candidates in our clinical trials, new less common side effects may also emerge. For instance, our allogeneic CAR T cell product candidates undergo gene engineering by using lentivirus and TALEN nucleases that may have contributed to an observed chromosomal abnormality and may in the future cause insertion, deletion, or chromosomal translocation that may result in allogeneic CAR T cells to proliferate uncontrollably and adverse events.
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
Assuming we are able to proceed with clinical development, if unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. The data safety monitoring board may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. We have trained and expect to have to train medical personnel using CAR T cell product candidates to understand the side effect profile of our product candidates for both our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
In addition, for any trials that may be completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
Initial, interim and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publish initial, interim or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For instance, we have published preliminary data from the ALPHA trial, the ALPHA2 trial and UNIVERSAL trial, however such results are preliminary in nature, do not bear statistical significance and should not be viewed as predictive of ultimate success. It is possible that such results will not continue or may not be repeated in any clinical trial of anti-CD19 or anti-BCMA CAR T cell product candidates or our other product candidates.
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
We may not be able to submit INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.*
We plan to submit INDs for additional product candidates in the future. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. For example, the FDA recently placed all of our clinical trials on hold as a result of a chromosomal abnormality in an ALPHA2 study patient. The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect CMC related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs or IND amendments. For instance, we intend to optimize the manufacturing of our product candidates, including ALLO-501A, and regulatory authorities will require additional studies or clinical data to support the changes, which could delay our clinical trial timelines, including the Phase 2 portion of the ALPHA2 trial. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, IND amendment or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.
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
We may encounter substantial delays in our clinical trials, or may not be able to conduct our trials on the timelines we expect.*
Clinical testing is expensive, time consuming and subject to uncertainty. We are on clinical hold and cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Even if our trials begin or re-commence, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical study can occur at any stage of testing, and our future clinical studies may not be successful. Assuming we are able to resolve the clinical hold, events that may prevent successful or timely completion of clinical development include:
•inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical studies;
•delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials, including the validation and deployment of release assays;
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
Monitoring and managing toxicities in patients receiving our product candidates is challenging, which could adversely affect our ability to obtain regulatory approval and commercialize.*
For our clinical trials of our product candidates, we contract or will contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, these centers and hospitals may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using our product candidates, if approved, on a commercial basis could have similar difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of our product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Use of these medicines may increase with new physicians and centers administering our product candidates.
If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The COVID-19 pandemic, including the travel and business restrictions imposed by government authorities in response to the pandemic, have resulted in, and may continue to cause, reduced enrollment and may also create challenges to related clinical trial activities. In addition, our clinical trials are currently on hold. If and when we are able to resume our clinical trials, the enrollment of patients may be more difficult, such as due to the perceptions of the safety of our clinical trials due to the hold, and will depend on many factors, including:
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
Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.
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
Our development strategy relies on incorporating an anti-CD52 monoclonal antibody as part of the lymphodepletion preconditioning regimen prior to infusing allogeneic CAR T cell product candidates.*
We utilize an anti-CD52 monoclonal antibody as part of a lymphodepletion regimen to be infused prior to infusing our product candidates. While we believe an anti-CD52 antibody may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which such engineered allogeneic T cells can actively target and destroy cancer cells, the antibody may not have the benefits that we anticipate and could have adverse effects. For instance, our lymphodepletion regimen, including using an anti-CD52 antibody, will cause a transient and sometimes prolonged immune suppression that is associated with an increased risk of infection, such as to COVID-19, that may be unable to be cleared by the patient and ultimately lead to other serious adverse events or death.
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
To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647, which we use in our clinical trials. ALLO-647 may cause serious adverse events that alemtuzumab may cause, including fatal adverse events, immune thrombocytopenia, glomerular nephropathies, thyroid disorders, autoimmune cytopenias, autoimmune hepatitis, hemophagocytic lymphohistiocytosis, acquired hemophilia and infections, stroke, and progressive multifocal leukoencephalopathy. In addition, we are exploring various dosing strategies for lymphodepletion in our clinical trials, such as higher and lower dosing of ALLO-647 in combination with fludarabine and cyclophosphamide, which may increase the risk of serious adverse events. See "Business--Product Pipeline and Development Strategy" in our Annual Report and our Current Report on Form 8-K filed with the SEC on May 19, 2021 for information on safety events.
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

In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. While we initiated manufacturing under current good manufacturing practices (cGMP) in the second half of 2021, our manufacturing ability, cost and timelines may be impacted by the clinical hold.
Any changes in manufacturing of our product candidates currently in the clinic, including introducing product candidates manufactured at our facility into the ALPHA2 trial, will require that we meet certain regulatory conditions, such as establishing comparability with the product candidates manufactured at our CMO, and our inability to meet such conditions may result in a delay in using our manufacturing facility for production or extend our clinical trial timelines.
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
We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*
As of November 1, 2021, we had 301 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:
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
If we license products or new technologies or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our agreements with Cellectis, Servier, Notch and SpringWorks require significant research and development that may not result in the development and commercialization of product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.
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
Additionally, foreign acquisitions and joint ventures are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries. For instance, our joint venture with Overland Pharmaceuticals (CY) Inc. may face difficulties manufacturing or delivering our licensed product candidates in China, Taiwan, South Korea or Singapore, which could prevent any development or commercialization of our licensed product candidates in the region. The joint venture will also require significant operational and financial support in the future by us or third parties, and any future financing of the joint venture would increase our expenses or dilute our ownership in the joint venture. We may also face unknown liabilities due to supporting our joint venture, such as due to any misuse of materials supplied to our joint venture.
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
As of September 30, 2021, we had $861.7 million in cash, cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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
We rely on third parties to manufacture and store our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.*
Our product candidates are manufactured in the United States by our CMOs, and we manage all other aspects of the supply, including planning, CMO oversight, disposition and distribution logistics. In the past, Servier was responsible for UCART19 manufacturing, and experienced UCART19 supply issues that limited its ability to recruit new patients. There can be no assurance that we will not experience supply or manufacturing issues in the future.
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
We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to achieve manufacturing and processing and may be unable to create an inventory of mass-produced, off-the-shelf product to satisfy demands for any of our product candidates. Our clinical supply is also limited to small quantities and any latent defects, such as clonal expansion of cells with chromosomal abnormalities, discovered in our supply could significantly delay our development timelines.

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
We rely on donors of T cells to manufacture our product candidates, and if we do not obtain an adequate supply of T cells from qualified donors, development of those product candidates may be adversely impacted.*
Unlike autologous CAR T companies, we are reliant on receiving healthy donor material to manufacture our product candidates. Healthy donor T cells vary in type and quality, and this variation makes producing standardized product candidates more difficult and makes the development and commercialization pathway of those product candidates more uncertain. We have developed a screening process designed to enhance the quality and consistency of T cells used in the manufacture of our CAR T cell product candidates, but our screening process may fail to identify suitable donor material and we may discover failures with the material after production. We may also have to update our specifications for new risks that may emerge, such as to screen for new viruses or chromosomal abnormalities.
We have strict specifications for donor material, which include specifications required by regulatory authorities. If we are unable to identify and obtain donor material that satisfy specifications, agree with regulatory authorities on appropriate specifications, or address variability in donor T cells, there may be inconsistencies in the product candidates we produce or we may be unable to initiate, re-commence or continue clinical trials on the timelines we expect, which could harm our reputation and adversely impact our business and prospects.
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
All of our clinical trials are currently on clinical hold by the FDA and, assuming we are able to resolve the clinical hold, we may experience future delays in completing planned clinical trials for a variety of reasons, including delays related to:
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
•adding new clinical trial sites; or
•manufacturing sufficient quantities of qualified materials under cGMPs, releasing product in accordance with specifications, and delivering product candidates for use in clinical trials.
We could also encounter future delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by the Data Safety Monitoring Committee. The FDA’s review of our data of our clinical trials may, depending on the data, also result in the delay, suspension or termination of one or more of our clinical trials, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.
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
The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our CAR T cell product candidates.*
If and when our Phase 1 clinical trials are completed and, assuming positive data, we expect to advance to potential registrational trials. The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect registrational trials for ALLO-501A and any other allogeneic CAR T product candidates to be designed to evaluate the efficacy of the product candidate in a pivotal, multicenter clinical trial in patients who have exhausted available treatment options. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for re-commencing our clinical trials, advancing to a Phase 2 trial of ALLO-501A, or submitting a BLA. For example, the FDA may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.
Given the molecular similarities between ALLO-501 and ALLO-501A, we may have additional difficulties progressing any clinical trial of ALLO-501A, if data from the clinical trial of ALLO-501 have safety or other issues.
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
•the inability to resolve the current clinical hold on our trials or any future clinical hold;
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
In addition, we expect regulatory authorities will require us to demonstrate the safety of ALLO-647 and its contribution to the overall benefit to risk ratio of the lymphodepletion regimen, such as through a randomized study with a cohort of patients that do not receive ALLO-647. If we are unable to meet any of the requirements of the regulatory authorities, we may be required to conduct additional clinical studies. We cannot be certain we will be able to successfully obtain regulatory approval of ALLO-647 in a timely manner or at all. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic CAR T cell product candidates.
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
Negative public opinion and increased regulatory scrutiny of genetic research and therapies involving gene editing may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.*
The gene-editing technologies that we use are novel. Public perception may be influenced by claims that gene editing is unsafe, and products incorporating gene editing may not gain the acceptance of the public or the medical community. Given our clinical hold involves a chromosomal abnormality, our manufacturing or gene editing may be further scrutinized or may be viewed as unsafe, even if the clinical hold is resolved. In particular, our success will depend upon physicians specializing in our targeted diseases prescribing our product candidates as treatments in lieu of, or in addition to, existing, more familiar, treatments for which greater clinical data may be available. Any increase in negative perceptions of gene editing may result in fewer physicians prescribing our treatments or may reduce the willingness of patients to utilize our treatments or participate in clinical trials for our product candidates.
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
The advancement of healthcare reform may negatively impact our ability to sell our product candidates, if approved, profitably.*
Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably. In particular, in 2010 the Affordable Care Act was enacted. The Affordable Care Act and its implementing regulations, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our product candidates, under the Medicaid drug rebate program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid drug rebate program, extended the Medicaid drug rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Additionally, the Affordable Care Act allowed states to implement expanded eligibility criteria for Medicaid programs, imposed a new Medicare Part D coverage gap discount program, expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program and implemented a new Patient-Centered Outcomes Research Institute. There have been legal and political challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for the purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began February 15, 2021 and remained open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
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
In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. Although we require all of our employees to assign their inventions to us, and require all of our employees and key consultants who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. For example, we plan to transfer technology to Allogene Overland or its affiliates in certain developing countries, and we cannot be certain that we or Allogene Overland or any of its affiliates will be able to protect or enforce any proprietary rights in these countries. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.
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
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries where Allogene Overland or its affiliates may do business, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us or Allogene Overland or any of its affiliates to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
•our ability to resolve the clinical hold with the FDA in a timely manner;
•the commencement, enrollment or results of our clinical trials of our product candidates or any future clinical trials we or Servier may conduct, or changes in the development status of our product candidates;
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
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank money market accounts. Through September 30, 2021, we have used all of the net proceeds from our IPO. The net proceeds from our IPO were used, together with our cash and cash equivalents, short-term and long-term investments, to fund continued advancement of our product pipeline, with the balance used to fund working capital and other general corporate purposes.
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

Date: November 4, 2021	By:	/s/ David Chang
David Chang, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Eric Schmidt
Eric Schmidt, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)