Form 10-K
period 2021-12-31
Allogene Therapeutics, Inc.
filed 2022-02-23
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,254 million based on the closing price of the registrant’s common stock on June 30, 2021 of $26.08 per share, as reported by The Nasdaq Global Select Market.
The number of shares of Registrant’s Common Stock outstanding as of February 21, 2022 was 142,752,002.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Report.

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

•our ability and plans to research, develop, manufacture and commercialize our product candidates;

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

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” under Item 1A of Part I of this Annual Report, and should be carefully considered, together with other information in this Annual Report before making investment decisions regarding our common stock.
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
•We may fail to successfully manufacture our product candidates, operate our own manufacturing facility, or obtain regulatory approval to utilize or commercialize from our manufacturing facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.
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
•We rely on T cells from healthy donors and other specialty raw materials to manufacture our product candidates, which may not be available to us on acceptable terms or at all.
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
PART I
Item 1. Business
Overview

We are a clinical stage immuno-oncology company pioneering the development of genetically engineered allogeneic T cell therapies for the treatment of cancer. We are developing a pipeline of off-the-shelf T cell product candidates that are designed to target and kill cancer cells. Our engineered T cells are allogeneic, meaning they are derived from healthy donors for intended use in any patient, rather than from an individual patient for that patient’s use, as in the case of autologous T cells. We believe this key difference will enable us to deliver readily available treatments faster, more reliably, at greater scale, and to more patients.

Chimeric antigen receptor (CAR) T cell therapy, a form of cancer immunotherapy, has emerged as a revolutionary and potentially curative therapy for patients with hematologic cancers, including refractory cancers. In 2017, the first two autologous anti-CD19 CAR T cell therapies, Kymriah, developed by Novartis International AG (Novartis), and Yescarta, developed by Kite Pharma, Inc. (Kite), were approved by the U.S. Food and Drug Administration (FDA) for the treatment of relapsed/refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL) (Kymriah) and R/R large B-cell lymphoma (Yescarta). Autologous CAR T cell therapies are manufactured individually for the patient’s use by modifying the patient’s own T cells outside the body, causing the T cells to express CARs. The entire manufacturing process is dependent on the viability of each patient’s T cells and takes approximately two to four weeks. Obtaining a manufacturing slot, collecting patient cells, and scheduling can extend the time to treatment by additional weeks. As seen in the registrational trials for Kymriah and Yescarta, up to 31% of intended patients ultimately did not receive treatment primarily due to interval complications from the underlying disease prior to delivery of therapy or manufacturing failures.

Our allogeneic approach involves engineering healthy donor T cells, which we believe will allow for the creation of an inventory of off-the-shelf products that can be delivered to a larger portion of eligible patients throughout the world. These potential benefits led our Executive Chair, Arie Belldegrun, M.D., FACS, who was previously the Chair and Chief Executive Officer at Kite, and our President and Chief Executive Officer, David Chang, M.D., Ph.D., previously Chief Medical Officer and Executive Vice President of Research and Development at Kite, to found our company with the driving purpose of accelerating the development of allogeneic CAR T cell therapies.

We have multiple clinical trials ongoing and have a deep pipeline to further the research and development of allogeneic CAR T cell product candidates in both hematological malignancies and solid tumors. We believe our technology platform combined with our management team’s experience in immuno-oncology and specifically in CAR T cell therapy will help drive the rapid development and, if approved, the commercialization of potentially curative therapies for patients with aggressive cancer.
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

We use Cellectis, S.A. (Cellectis), TALEN gene-editing technology to limit the risk of GvHD by engineering T cells to lack functional T cell receptors (TCRs) that are no longer capable of recognizing a patient’s normal tissue as foreign. With the goal of enhancing the expansion and persistence of our engineered allogeneic T cells, we use TALEN to inactivate the CD52 gene in donor T cells and an anti-CD52 monoclonal antibody to deplete CD52 expressing T cells in patients while sparing the therapeutic allogeneic T cells. We believe this enables a window of persistence for the infused allogeneic T cells to actively target and destroy cancer cells. We are also developing ALLO-647, our own anti-CD52 monoclonal antibody, which is designed to be used prior to infusing our other product candidates as part of a lymphodepletion regimen. Our off-the-shelf approach is dependent on state-of-the-art manufacturing processes, and we are continuing to build a technical operations organization with fully integrated in-house expertise in clinical and commercial engineered T cell manufacturing. In February 2019, we entered into a lease to construct our own cell therapy manufacturing facility in Newark, California, and we commenced current good manufacturing practices (cGMP) manufacturing at our facility in 2021. Finally, we plan to leverage next generation technologies to develop more potent product candidates and to develop product candidates from a renewable cell source. We believe next generation technologies will also allow us to develop allogeneic T cell therapies for the treatment of solid tumors, which to date have been difficult to treat because of the lack of validated targets and tumor microenvironments that can impair the activity of T cells.
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

Our lead product candidates include:

•ALLO-501. We are sponsoring a Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with the most common R/R non-Hodgkin lymphoma (NHL) subtypes, including R/R large B-cell lymphoma and R/R follicular lymphoma (FL). We completed accrual in the ALPHA trial in 2021 and are following patients as part of long-term follow-up.

•ALLO-501A. We have removed rituximab recognition domains in our second-generation version of ALLO-501, known as ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL. We initiated a Phase 1/2 clinical trial for ALLO-501A (the ALPHA2 trial) in the second quarter of 2020. The Phase 1 portion of the ALPHA2 trial is designed to assess the safety and tolerability at increasing dose levels of ALLO-501A in patients with R/R large B-cell lymphoma or transformed FL. In December 2021, interim results from the ALPHA trial and ALPHA2 trial were presented at the American Society of Hematology (ASH) annual meeting. See “—Product Pipeline and Development Strategy—Anti-CD19 Development Program—Results from the Phase 1 ALLO-501 ALPHA Trial and the Phase 1 ALLO-501A ALPHA2 Trial” for information regarding the results. Subject to further patient follow-up and FDA discussion, we plan to proceed to the Phase 2 portion of the trial in adult patients with R/R large B-cell lymphoma in mid-2022.

•ALLO-715. We are sponsoring a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715, an allogeneic CAR T cell product candidate targeting B-cell maturation antigen (BCMA), in adult patients with R/R multiple myeloma. In

December 2021, interim results from the UNIVERSAL trial were presented at the ASH annual meeting. See “—Product Pipeline and Development Strategy—Anti-BCMA Development Program—Results from the Phase 1 ALLO-715 UNIVERSAL Trial” for information regarding the results. We are continuing the UNIVERSAL trial to further explore ALLO-715 and lymphodepletion dose and schedule.

•ALLO-715 plus nirogacestat. In the first half of 2021, we expanded the UNIVERSAL trial to assess ALLO-715 in combination with SpringWorks Therapeutics, Inc.’s investigational gamma secretase inhibitor, nirogacestat. We have dosed an initial cohort of patients that we are following prior to enrolling any further patients.

•ALLO-605. We are sponsoring a Phase 1 clinical trial (the IGNITE trial) of ALLO-605, an allogeneic CAR T cell product candidate targeting BCMA, in adult patients with R/R multiple myeloma. ALLO-605 is our first product candidate to incorporate our TurboCAR technology. TurboCAR technology allows cytokine signaling to be engineered selectively into CAR T cells and has shown the ability to improve the potency and persistence of the cells and to delay exhaustion of the cells in preclinical models.

•ALLO-316. We are sponsoring a Phase 1 clinical trial (the TRAVERSE trial) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic ccRCC. Subject to results from the TRAVERSE trial, we also plan to investigate the use of ALLO-316 for other solid tumor and hematologic indications, such as acute myeloid leukemia (AML).

•ALLO-647. We are developing an anti-CD52 monoclonal antibody, ALLO-647, which is a component of our lymphodepletion regimen. ALLO-647 may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can actively target and destroy cancer cells. We are currently utilizing ALLO-647 in all of our clinical trials and plan to assess ALLO-647 in a separate registration trial that we plan to initiate in mid-2022 subject to the advancement of the ALPHA2 trial. We expect to assess the safety of ALLO-647 and its contribution to the overall benefit to risk ratio of the lymphodepletion regimen through a randomized study with a cohort of patients that do not receive ALLO-647.
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

Our world-class management team has significant experience in immuno-oncology and in progressing products from early stage research to clinical trials, and ultimately to regulatory approval and commercialization. In particular, both Dr. Belldegrun and Dr. Chang led the development and approval of Yescarta at Kite. Additionally, our Executive Vice President of Research and Development and Chief Medical Officer, Dr. Rafael Amado, has more than 15 years of experience in biotechnology and he most recently served as President, Research and Development, at Adaptimmune Therapeutics plc, a T cell therapy company. Our Chief Technical Officer, Alison Moore, Ph.D., has over 25 years of experience in biotechnology and was previously Senior Vice President, Process Development at Amgen, where she led the development, deployment and oversight of manufacturing for approximately 80 multi-modality assets.
Our Strategy

Our goal is to maintain and build upon our leadership position in allogeneic T cell therapy. We plan to rapidly develop and, if approved, commercialize allogeneic T cell products for the treatment of cancer that can be delivered faster, more reliably and at greater scale than autologous T cell therapies. We believe achieving this goal could result in allogeneic T cell therapy becoming a standard of care in cancer treatment and enable us to make potentially curative therapies more readily accessible to more patients throughout the world. Key elements of our strategy include:

•Capitalize on a validated target and our leadership in engineered allogeneic anti-CD19 CAR T cell product candidates. Autologous anti-CD19 CAR T cell therapies, such as Kymriah and Yescarta, have emerged as potentially curative therapies for B-cell lymphomas and leukemias. We believe developing allogeneic CAR T cell product candidates targeting CD19 is the next frontier in delivering potentially curative therapies against B-cell lymphomas and leukemias. We are focused on advancing ALLO-501A and plan to proceed to the Phase 2 portion of the ALPHA2 trial in mid-2022.

•Expand our leadership position within hematologic indications. In addition to ALLO-501A, we plan to advance our near-term pipeline against additional hematologic targets where there remains a high unmet need. For example, we believe BCMA is a promising target, as initial results from the UNIVERSAL trial have shown encouraging efficacy and manageable safety. We also plan to develop additional allogeneic T cell product candidates targeting other antigens found on hematologic malignancies, including ALLO-316 targeting CD70, which may be applicable to multiple hematological malignancies, and ALLO-819 targeting FLT3 for the treatment of AML.

•Build state-of-the-art gene engineering and cell manufacturing capabilities. Manufacturing allogeneic T cell product candidates involves a series of complex and precise steps. We believe a critical component to our success will be to leverage and expand our proprietary manufacturing know-how, expertise and capacity. In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. We completed the build-out of the majority of the facility at the end of 2020 and commenced manufacturing under cGMP in 2021. We believe establishing our own fully integrated manufacturing operations and infrastructure will allow us to improve the manufacturing process, limit our reliance on contract manufacturing organizations (CMOs) and more rapidly advance the commercialization of any of our product candidates that receive regulatory approval.

•Expand into solid tumor indications with high unmet need and leverage next generation technologies to advance our platform. We plan to continue to advance the research and development of product candidates directed against a broad portfolio of solid tumor targets, including CD70 for the treatment of ccRCC and DLL3 for the treatment of small cell lung cancer and other aggressive neuroendocrine tumors. We also plan to leverage next generation technologies to make more potent allogeneic CAR T cells and improve the characteristics of our product candidates. For example, we are advancing a clinical trial of a TurboCAR product candidate, ALLO-605, in R/R multiple myeloma. We are also advancing modified next-generation TurboCARs to overcome some of the challenges of the solid tumor microenvironment. In addition, we are investigating next-generation technologies to overcome rejection of allogeneic CAR T cells by the patient immune system and to increase specificity of CAR T activity to avoid potential normal tissue toxicities associated with certain solid tumor targets. In collaboration with Notch Therapeutics Inc. (Notch), we are researching and developing a process for production of product candidates derived from induced pluripotent stem cells (iPSCs). We believe iPSCs may provide renewable starting material for our allogeneic CAR T cell product candidates that could allow for improved efficiency of gene editing, greater scalability of supply, product homogeneity and more streamlined manufacturing. In addition, we continually survey the scientific and industry landscape for opportunities to license, partner or acquire technologies that may help us advance current or new cell therapies for the benefit of patients.

•Accelerate the development of our product candidates across geographies. We are positioning ourselves to pursue clinical development of product candidates in additional markets around the world. Subject to our clinical progress in the United States, we plan to initiate clinical trials in Europe. In addition, in December 2020, we jointly formed Allogene Overland Biopharm (CY) Limited for the development, manufacturing and commercialization of certain of our product candidates targeting BCMA, CD70, FLT3, and DLL3 in China, Taiwan, South Korea and Singapore. We plan to support the operations of this joint venture as it advances and we may selectively partner with other third parties to develop and commercialize our product candidates in additional countries.
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

The autologous approach, pioneered by Novartis and Kite, has been highly successful in engineering patients’ immune systems to fight cancer, in particular CD19 positive cancers, resulting in significant remission rates. Autologous products are manufactured by first collecting a patient’s white blood cells, through a process known as leukapheresis, separating the T cells from the patient’s blood sample and proliferating the isolated T cells. After the cells have multiplied, the CAR construct is virally transduced into the T cells and the engineered T cells are then propagated until a sufficient number of cells are available for infusion into the patient. Finally, the engineered T cells are frozen, and then shipped back to the clinical center for administration to the patient. The process from leukapheresis to delivery to the clinical center takes approximately two to four weeks. Obtaining a manufacturing slot, collecting patient cells, and scheduling can extend the time to treatment by additional weeks.

While the autologous approach has been revolutionary, demonstrating compelling efficacy in many patients, it is burdened by the following key limitations:

•Lengthy Delivery Time. Due to the individualized manufacturing process, patients may wait multiple weeks to be treated with their engineered cells. As a result, in the registrational trials for Yescarta and Kymriah, up to 31% of intended patients ultimately did not receive treatment primarily due to interval complications from the underlying disease prior to delivery of therapy or manufacturing failures. In addition, certain patients being treated with autologous product candidates have required bridging therapy as they wait for the manufacture of their T cells. Bridging therapy to control disease may increase some cumulative or synergistic toxicities for the patients. Other rapidly progressing patients may not be considered candidates for autologous CAR T given lengthy waiting times.

•Variable Potency. In some cases, patients may have T cells that have been damaged or weakened due to prior chemotherapy or hematopoietic stem-cell transplant. Compromised T cells may not proliferate well during manufacturing or may produce cells with insufficient potency that cannot be used for patient treatment, resulting in manufacturing failures, or that can show poor expansion and activity in patients. In addition, the individualized nature of autologous manufacturing, together with the variability in patients’ T cells, may lead to variable potency of manufactured T cells, and this variability may cause unpredictable treatment outcomes.

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

Electroporation allows TALEN mRNA to enter into the cell, where it is translated into a nuclease that can cut DNA and inactivate specific target genes. Inactivation of genes, such as TCRα and CD52, is intended to reduce the risk of GvHD and allow the allogeneic T cells to expand and persist in patients. We believe the inactivation of other target genes can be incorporated into future product candidates, with the goal of enhancing T cell function, including increasing potency against solid tumors.

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

As illustrated below, by administering anti-CD52 antibody prior to infusing our product candidates, we believe we can reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can expand and actively target and destroy cancer cells. We also believe our approach is unique and differentiated. To capitalize on this differentiation and to secure our own source of anti-CD52 monoclonal antibody, we are developing ALLO-647. We are currently utilizing ALLO-647 in all of our clinical trials.

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

In October 2021, the FDA placed a hold on our clinical trials. The clinical hold followed our notification to the FDA of a chromosomal abnormality in an ALPHA2 study patient which was detected in a bone marrow biopsy undertaken to assess pancytopenia. Investigations concluded that the chromosomal abnormality was unrelated to TALEN gene editing or our manufacturing process and had no clinical significance. The investigation also determined that the abnormality was not detected in any of our manufactured product candidates or in any other patient treated with the same ALLO-501A lot. The abnormality occurred in the patient after the cell product was administered and involved regions of the T cell receptor and immunoglobulin genes known to undergo rearrangement as part of the T cell or B cell maturation process. The FDA found that we satisfactorily addressed all clinical hold issues and removed the hold in January 2022. We have resumed our studies as discussed in further detail below.

Anti-CD19 Development Program

CD19 is an antigen expressed on the surface of B cells, including on B cells that are malignant. B cells are considered non-essential tissue, as they are not required for patient survival. We believe CD19 is a validated target for the treatment of B cell leukemias and lymphomas. Multiple autologous anti-CD19 targeted CAR T therapies have shown promising results and have been approved by the FDA as therapies for adults with R/R large B-cell lymphoma, adults with R/R mantle cell lymphoma, adults with R/R FL, and children and adults with R/R ALL.

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

Servier sponsored two Phase 1 clinical trials of UCART19 in patients with R/R CD19 positive B-cell ALL, one for adult patients (the CALM trial) and one for pediatric patients (the PALL trial). The Servier-sponsored trials completed in 2020 and Servier determined that no new patients will be enrolled. Patients from both studies are continuing the long-term follow-up as planned. We and Servier are reviewing our development strategy for ALL as our data matures and as we assess potential next generation technology that may be used to enhance results in ALL.

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
Lead Target Indication: Non-Hodgkin Lymphoma (NHL)

NHL is a hematologic cancer originating from malignant lymphocytes. It is the most common hematological malignancy in the United States, with 80,470 new cases estimated to be diagnosed and 20,250 deaths estimated in 2022, according to the American Cancer Society. Over 60 NHL subtypes have been identified, and each subtype represents different neoplastic lymphoid cells (T, B or NK cells) that have arrested at different stages of differentiation. The most common subtype is B-cell, which represented over 90% of all new NHL cases in 2016.

B-cell NHL itself represents a group of different neoplasms that not only differ in pathology, but also response to therapy and prognosis. NHL can be rapidly growing (aggressive) with short survival, such as large B-cell lymphomas, which include diffuse large B cell lymphoma (DLBCL), or it can be slow growing, or indolent, such as FL.

The R-CHOP chemotherapy combination (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone) introduced in the early 2000s remains the standard of care for newly diagnosed DLBCL, and five-year survival can be achieved for 55-60% of patients. Unfortunately, approximately 30% of DLBCL require second-line therapy, and subsequent therapy is dependent on whether the patients are candidates for high-dose therapy followed by autologous stem-cell therapy. A retrospective analysis of patients with R/R DLBCL, who were not treated with autologous CAR T therapy, found that outcomes in this population are poor, with an objective response rate of 26% (complete response (CR): 7%, partial response: 18%) and median overall survival of 6.3 months.

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

Autologous CAR T therapy has made significant advances in addressing R/R NHL, and may move to earlier lines of therapy, as further described below under "—Competition".

Results from the Phase 1 ALLO-501 ALPHA Trial and the Phase 1 ALLO-501A ALPHA2 Trial

In December 2021 at the ASH annual meeting, we, in collaboration with Servier, announced interim results from the Phase 1 ALPHA trial of ALLO-501 and from the Phase 1 ALPHA2 trial of ALLO-501A.

The ALPHA and ALPHA2 trial enrollment information is set forth in the table below.

	ALPHA	ALPHA2
Data Cutoff	October 18, 2021
Enrolled	50	29
Evaluable for Safety	49*	28**
Evaluable for Efficacy	40#	25†
% Initiated Treatment	98%	97%
Median Days Enrollment to Treatment Initiation	5	2
* One patient unable to be treated due to rapidly progressing disease
** One patient developed COVID-19 before treatment
# Only CAR T Naïve subjects presented from ALPHA at ASH 2021
†One patient started lymphodepletion but became ineligible due to central nervous system disease progression; two treated patients yet to reach tumor assessment at data cutoff

Patients received lymphodepletion (LD) containing fludarabine (30mg/m2 x 3 days), cyclophosphamide (Cy) (300mg/m2 x 3 days) and ALLO-647 (30, 60 or 90mg) followed by escalating dose levels (DL) of ALLO-501 or ALLO-501A. In consolidation, patients with stable disease or better at day 28 received a chemotherapy-free lymphodepletion (ALLO-647 only) and allogeneic CAR T cell infusion (120 x 106 CAR+ T cells). The trials explored two consolidation cohorts. Consolidation 1 used the standard Cy dosing (300mg/m2 x 3 days). Consolidation 2 explored a higher Cy dose (500mg/m2 x 3 days).

Response Rates Across the ALPHA and ALPHA2 Trials

ALPHA ALLO-501 Response Rates

	Follicular Lymphoma (FL)			Large B Cell Lymphoma (LBCL)
	Single dose (N=18)	Consolidation (N=8)	All FL (N=26)	Single dose (N=11)	Consolidation (N=3)	All LBCL (N=14)	All Patients (N=40)
Overall Response Rate (ORR), n (%)	14 (78%)	7 (88%)	21 (81%)	7 (64%)	2 (67%)	9 (64%)	30 (75%)
CR, n (%)	9 (50%)	6 (75%)	15 (58%)	5 (45%)	1 (33%)	6 (43%)	21 (53%)
Consolidation 1 and 2 combined due to limited sample size at the time of the data cutoff

Among the 21 FL patients and 11 LBCL patients who were autologous CAR T naïve, 33% and 36% achieved a CR at six months. With the exception of one previously disclosed patient who died from unrelated arrhythmia, all LBCL patients who achieved a CR at month six remained in CR with the longest ongoing CR at 18+ months as of the data cutoff.

ALPHA2 ALLO-501A Response Rates

	DL1/DL2 (N=6)	Consolidation 1 (N=9)	Consolidation 2 (N=10)	All Patients (N=25)
ORR, n (%)	2 (33%)	4 (44%)	6 (60%)	12 (48%)

CR, n (%)	2 (33%)	4 (44%)	1 (10%)	7 (28%)
Longest CR (months)	15+	9+	4+	15+

As of the data cutoff, all ALPHA2 patients who achieved a CR at month six remained in CR with the longest ongoing CR at 15+ months and longest ongoing CRs in the consolidation cohort at 9+ months.

Combined ALPHA + ALPHA2 Consolidation Response Rates

	Consolidation 1	Consolidation 2	All Patients
	N = 16	N = 14	N = 30
ORR, n (%)	9 (56%)	10 (71%)	19 (63%)
CR, n (%)	7 (44%)	5 (36%)	12 (40%)

All dose schedules suggest clinically encouraging activity with respect to ORR and CR.

Safety Across the ALPHA and ALPHA2 Trials

ALLO-501 and ALLO-501A were associated with consistent and manageable safety with no dose limiting toxicities (DLTs) or GvHD, and minimal Grade 3 Immune Effector Cell-Associated Neurotoxicity Syndrome (ICANS), or Grade 3 cytokine release syndrome (CRS).

ALPHA ALLO-501 Safety

	DL1 40M (N=4)		DL2 120M (N=16)		DL3 360M (N=18)		Consolidation (N=11)		All Patients (N=49)
	All	Gr3+	All	Gr3+	All	Gr3+	All	Gr3+	All	Gr3+
IRR*	50%	0	69%	6%	61%	0	64%	18%	63%	6%
CRS	0	0	31%	6%	33%	0	27%	9%	29%	4%
Neurotoxicity	25%	0	25%	6%	22%	0	36%	9%	27%	4%
GvHD	0	0	0	0	0	0	0	0	0	0
Infection	75%	0	63%	38%	61%	17%	64%	36%	63%	27%
Neutropenia	100%	75%	75%	75%	83%	72%	82%	64%	82%	71%
Serious Adverse Event (AE)	25%		56%		28%		27%		37%
*Infusion-related reactions (IRR).

Grade 3+ infection rates were observed at a rate similar to that seen in autologous CAR T trials. There were five treatment-emergent deaths in the absence of disease progression, all of which were previously reported.

ALPHA2 ALLO-501A Safety

	DL1 40M (N=1)		DL2 120M (N=6)		Consolidation 1 (N=11)		Consolidation 2 (N=10)		All Patients (N=28)
	All Gr	Gr 3+	All Gr	Gr 3+	All Gr	Gr 3+	All Gr	Gr 3+	All Gr	Gr 3+
IRR	100%	0	33%	0	27%	0	10%	0	25%	0
CRS	100%	0	17%	0	0	0	10%	0	11%	0
Neurotoxicity	100%	0	33%	0	9%	0	20%	0	21%	0
GvHD	0	0	0	0	0	0	0	0	0	0
Infection	100%	0	83%	17%	27%	0	10%	10%	36%	7%
Neutropenia	0	0	100%	100%	36%	36%	60%	60%	57%	57%
Serious AE	0		100%		18%		30%		39%

The safety profile of ALLO-501A was manageable in both the single-dose and both consolidation cohorts. There were no treatment-emergent deaths in the trial. A chromosomal abnormality was observed in a patient in Consolidation 2 that led to a clinical hold on our clinical trials. The abnormality was investigated, which resulted in the resolution of the clinical hold on our clinical trials.

Clinical Development Plan

The ALPHA trial is an open-label, Phase 1, single arm, multicenter clinical trial evaluating the safety and tolerability of ALLO-501 in adult patients with R/R large B-cell lymphoma, including DLBCL, or FL. We completed accrual in the ALPHA trial in 2021 and are following patients as part of long-term follow-up.

In the second quarter of 2020, we initiated ALPHA2, which is an open-label, Phase 1/2, single arm, multicenter clinical trial evaluating the safety and efficacy of ALLO-501A in adult patients with R/R large B-cell lymphoma, including DLBCL, or transformed FL. Cell kinetics and pharmacodynamics of ALLO-501A will be evaluated as secondary and exploratory objectives, respectively. The Phase 1 portion of the ALPHA2 trial is designed to assess the safety and tolerability at increasing dose levels of ALLO-501A and consolidation of ALLO-501A dosing, in order to identify the recommended doses and schedule of ALLO-501A and the lymphodepletion regimen for use in the Phase 2 portion of the trial. We plan to seek agreement with the FDA to proceed to Phase 2 on matters such as chemistry, manufacturing and controls (CMC), including for the use of ALLO-501A manufactured at our own manufacturing facility, and trial designs to evaluate both ALLO-501A and ALLO-647. Subject to FDA discussion and further patient follow-up, we plan to proceed to the Phase 2 portion of the trial in adult patients with R/R large B-cell lymphoma in mid-2022. Prior to initiating Phase 2, we plan to continue to enroll patients in the Phase 1 portion of the trial.

Anti-BCMA Development Program

BCMA is a member of the tumor necrosis factor receptor family and is selectively expressed on immunoglobulin-producing plasma cells, including malignant plasma cells (myeloma cells). We believe BCMA is an appropriate target for the treatment of multiple myeloma. Several autologous anti-BCMA targeted CAR T therapies have shown promising results in clinical trials, one of which has been approved by the FDA for adult patients with R/R multiple myeloma.

We are currently advancing a three-part strategy for the treatment of multiple myeloma. First, we are advancing ALLO-715, an anti-BCMA allogeneic CAR T cell product candidate. ALLO-715 is manufactured to express a CAR that is designed to target BCMA and gene edited to lack TCRα and CD52 to minimize the risk of GvHD and enable a window of persistence in the patient when dosed in combination with ALLO-647. In addition, rituximab recognition domains, as an off-switch, have been incorporated in between the scFv and the linker domain.

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

Third, we are progressing our next-generation version of ALLO-715, known as ALLO-605, that incorporates our TurboCAR technology to allow cytokine signaling to be engineered selectively into CAR T cells. TurboCARs have shown the ability to improve the potency and persistence of the CAR T cells and to delay exhaustion of the CAR T cells in preclinical models. ALLO-605 uses a constitutive cytokine signaling domain and a rituximab-mediated off-switch, as illustrated below. We initiated the Phase 1 clinical trial (the IGNITE trial) of ALLO-605 in mid-2021.

Target Indication: Multiple Myeloma

Multiple myeloma is a hematological malignancy that is characterized by uncontrolled expansion of bone marrow plasma cells. There will be an estimated 34,470 new cases of multiple myeloma and 12,640 deaths from multiple myeloma in 2022 in the United States according to the American Cancer Society. Multiple myeloma predominantly affects the elderly, with 14 times more patients diagnosed at age 65 and over than those diagnosed under the age of 65.

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

Despite the introduction of newer therapies, a majority of patients are expected to relapse and the unmet need in patients with R/R myeloma remains high. In clinical trials, only 3% of patients who were previously treated with at least three lines of therapy (including proteasome inhibitors and immunomodulatory drugs), or who were refractory to both proteasome inhibitors and immunomodulatory drugs, achieved a CR to Darzalex, a CD38-directed monoclonal antibody. Median survival in such patients was just 17.5 months. Trials of autologous CAR T cell therapies have shown significant promise in multiple myeloma with reported CR rates that are substantially higher, and the first autologous CAR T cell therapy was approved in 2021.
Results from the Phase 1 ALLO-715 UNIVERSAL Trial

In December 2021 at the ASH annual meeting, we announced interim results from the Phase 1 UNIVERSAL study of single dose ALLO-715 in R/R multiple myeloma. As of the October 14, 2021 data cutoff, 48 patients were enrolled with 43 patients evaluable for safety and efficacy. Patients were refractory to their last line of myeloma therapy, had a median of five prior lines of therapy, and 42% were penta-refractory meaning the disease has ultimately become nonresponsive to other approved therapies. Five patients became ineligible for treatment due to rapidly progressing disease. The median time from enrollment to the start of therapy was five days.

The Phase 1 UNIVERSAL trial evaluated lymphodepletion followed by ALLO-715 at one of four dose levels (DL1=40M cells, DL2=160M cells, DL3=320M cells, DL4 = 480M cells) and two LD regimens (FCA: fludarabine, Cy and ALLO-647 or CA: Cy and ALLO-647 only). The updated presentation primarily focused on the optimized DL3 cell dose and FCA lymphodepletion.

The higher CAR T cell doses were associated with an increased response rate and greater allogeneic CAR T cell expansion. In the DL3 cohort which was selected for cohort expansion, the ORR was 71% with 46% of patients achieving a very good partial response (VGPR) or better (VGPR+). VGPR+ is defined as a stringent complete response (sCR), CR or VGPR. Of the patients who achieved VGPR+, 92% were Minimal Residual Disease negative.

FCA
Cell dose and LD regimen	DL3 320 x 10[6] CAR+ cells
	Low ALLO-647 (N=11)	Mid ALLO-647 (N=10)	High ALLO-647 (N=3)	ALL ALLO-647 (N=24)
ORR, n (%)	7 (64%)	8 (80%)	2 (67%)	17 (71%)
VGPR+ Rate, n (%)	5 (46%)	5 (50%)	1 (33%)	11 (46%)
CR/sCR Rate, n (%)	3 (27%)	3 (30%)	0	6 (25%)

As of the data cutoff, the overall median follow-up for efficacy was 3.8 months. The median duration of response was 8.3 months, with nine patients remaining in ongoing response at the time of the data cut-off. The longest ongoing response after cell infusion was 12 months.

Of the 43 patients evaluable for safety, there was no GvHD. Grade 1 and 2 CRS was reported in 23 patients (53%) and was manageable with standard therapies. In this heavily pre-treated patient population, infection occurred in 54% of patients, which included three Grade 5 infections, as previously reported. Grade 3+ neutropenia occurred in 70% of patients. Six patients (14%) experienced adverse events of low-grade neurotoxicity, which was reversible. Use of tocilizumab and steroids was infrequent (23% and 14%, respectively).

Adverse Events of Interest	Grade 1 N (%)	Grade 2 N (%)	Grade 3 N (%)	Grade 4 N (%)	Grade 5 N (%)	All Grades N (%)
CRS	13 (30%)	10 (23%)	1 (2%)	0	0	24 (56%)
Neurotoxicity	4 (9%)	2 (5%)	0	0	0	6 (14%)
GvHD	0	0	0	0	0	0
Infection	3 (7%)	10 (23%)	7 (16%)	0	3 (7%)	23 (54%)
Infusion Reaction to ALLO-647	7 (16%)	5 (12%)	0	0	0	12 (28%)

Clinical Development Plan

The UNIVERSAL and IGNITE trials are open-label, Phase 1, single-arm, multicenter clinical trials evaluating the safety and tolerability of ALLO-715 and ALLO-605, respectively, in adult patients with R/R multiple myeloma. The safety of ALLO-647, cell kinetics, pharmacodynamics, and efficacy will be evaluated as secondary objectives. We are exploring the optimal dose and schedule of ALLO-715 and ALLO-605 and the lymphodepletion regimen, including the dose of ALLO-647.

In the first half of 2021, the UNIVERSAL trial initiated the evaluation of ALLO-715 in combination with nirogacestat. Prior to ALLO-715 and nirogacestat treatment, all patients undergo lymphodepletion with a regimen of fludarabine, cyclophosphamide and ALLO-647. The combination cohort will assess the safety and tolerability of ALLO-715 in combination with nirogacestat. The preliminary anti-tumor activity of the combination, cell kinetics, pharmacokinetics and host immune cell depletion/reconstitution will be evaluated as secondary objectives. We have dosed an initial cohort of patients that we are following prior to enrolling any further patients.

We expect to provide an update on our BCMA program by the end of 2022.

Anti-CD70 Development Program

CD70 is an antigen selectively expressed on several types of cancer cells, with strong expression in ccRCC and limited off-tumor expression. CD70 is selectively expressed in a portion of other solid tumors, such as glioblastoma multiforme, non-small cell lung cancer, cervical or ovarian cancer, and head and neck cancer, and blood cancers, such as acute myeloid leukemia, DLBCL, multiple myeloma, and chronic lymphocytic leukemia. While CD70 can be expressed on activated T cells, ALLO-316 was associated with minimal or no fratricide in preclinical studies, meaning that ALLO-316 cells did not mediate the targeted killing of other ALLO-316 cells. Accordingly, we believe progressing allogeneic CAR T cell therapies directed against CD70 could be promising in solid tumor indications as well as hematological malignancies.

ALLO-316 is manufactured to express a CAR that is designed to target CD70 and gene edited to lack TCRα and CD52 to minimize the risk of GvHD and enable a window of persistence in the patient when dosed in combination with ALLO-647. In addition, rituximab and CD34 recognition domains have been incorporated in between the scFv and the linker domain, as illustrated below. The rituximab recognition domains allow elimination of cells with rituximab in the event that silencing of

CAR T cell activity is desired. The CD34 domain confers recognition by an anti-CD34 antibody, and may be used as a surface marker to monitor ALLO-316 in patients by flow cytometry.

In the first half of 2021, we initiated a Phase 1 clinical trial (the TRAVERSE trial) of ALLO-316 in adult patients with advanced or metastatic ccRCC.

Lead Target Indication: Clear Cell Renal Cell Carcinoma

ccRCC is the most common subtype of renal cancer. Approximately 79,000 new cases of renal cell carcinoma are estimated to be diagnosed in the United States and 13,920 deaths are estimated in 2022, according to the American Cancer Society. The five-year survival rate for patients with advanced kidney cancer is less than 15%.

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

The combination of VEGF and immune check-point inhibitors, such as axitinib and pembrolizumab, are often used in the first line setting and has shown a median progression-free survival of 15.1 months with an ORR of 59.3% and CR rate of 5.8%. Patients who progress on immune checkpoint-based combination therapies can be treated with agents including cabozantinib, Lenvatinib with everolimus or other therapies.

Clinical Development Plan

The TRAVERSE trial is an open-label, Phase 1, single arm, multicenter clinical trial evaluating the safety and tolerability of ALLO-316 in adult patients with advanced or metastatic ccRCC. Anti-tumor activity, cell kinetics, pharmacodynamics, and correlation of outcome with tumor CD70 expression will be evaluated as secondary objectives. The trial is a dose-escalation study for ALLO-316 with separate dose cohorts. Prior to ALLO-316 treatment, patients will undergo lymphodepletion with a regimen of fludarabine, cyclophosphamide and/or ALLO-647. Subject to results from the TRAVERSE trial, we also plan to investigate the use of ALLO-316 for other solid tumor and hematologic indications, such as AML.

Future Opportunities

Moving forward, we plan to utilize our allogeneic platform to pursue additional targets of interest. These include the additional targets currently in our pipeline as well as other targets that might be validated in the future. For example, we are developing allogeneic CAR T cell product candidates targeting FLT3 for the treatment of AML (ALLO-819) and DLL3 for the treatment of small cell lung cancer. We also plan to investigate the potential to enhance our platform using next-generation technologies such as TurboCARs, renewable cell sources, site-specific integration, multi-specific CARs and other technology related to enhancing specificity and avoiding immune rejection.

•TurboCARs. We are investigating multiple constructs designed to mimic cytokine signaling selectively within CAR T cells, a technology platform that we call “TurboCARs”. Mimicking cytokine signaling within a CAR T cell could enhance the proliferative potential, migratory behavior, activation status and killing activity of cells. Such modulation may enhance the anti-tumor activity and durability of CAR T cells without affecting non-engineered immune cells. We believe TurboCARs may also allow for reduced CAR T cell dose requirements and greater impact in overcoming exhaustion in solid tumor environments. We are advancing a Phase 1 clinical trial of our first TurboCAR, ALLO-605, which targets BCMA and uses a constitutive cytokine signaling domain and a rituximab-mediated off-switch.

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

•Site-Specific Integration. Using a combination of gene-editing technology and homologous recombination technology we can potentially integrate the CAR expressing DNA into specific target genes within the T cell DNA. Such site-specific integration may allow the CAR or other transgenes to be introduced into T cells in a more homogeneous manner, allowing a more uniform and controlled expression of the proteins, with the goal of generating CAR T cell products that behave in a more consistent and predictable manner. It may also allow longer sequences of DNA to be inserted into the T cell, allowing for the expression of genes that would not otherwise be feasible with viral based gene insertion.

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

•Next-generation anti-rejection technology: We are investigating additional ways, beyond our existing anti-CD52 antibody technology, to prevent patient immune rejection of our allogeneic CAR T cells. We are exploring ways to engineer allogeneic CAR T cells to escape detection from the patient immune system, such as through our research collaboration with Antion Biosciences SA (Antion). We are also exploring engineering allogeneic CAR T cells with mechanisms to attack certain patient immune cells that would otherwise lead to rejection. For instance, we are exploring allo-immune defense receptor technology licensed from the Baylor College of Medicine. This technology is designed to recognize and destroy allo-reactive host immune cells that would otherwise be capable of rejecting the allogeneic CAR T cells, which could provide enhanced persistence of the allogeneic CAR T cells.

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

In addition, in February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. We are phasing the build-out of the facility, and completed the build-out of the majority of the facility at the end of 2020. We initiated cGMP manufacturing of ALLO-501A in 2021. We plan to use ALLO-501A manufactured at our Newark facility at the commencement of the Phase 2 portion of the ALPHA2 trial. Introducing ALLO-501A into the ALPHA2 trial will require that we meet certain regulatory conditions, such as establishing comparability with the product candidates manufactured at our CMO, and our inability to meet such conditions would result in investment of additional resources and delay of our clinical trial timeline.

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
We have also entered into multiple additional strategic agreements and collaborations, including an Asset Contribution Agreement with Pfizer (the Pfizer Agreement), a License Agreement with Cellectis (the Cellectis Agreement), an Exclusive License and Collaboration Agreement with Servier (the Servier Agreement), the Notch Collaboration Agreement, and a License and Collaboration Agreement with Antion.
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

We are actively building our intellectual property portfolio around our product candidates and our discovery programs, based on our own intellectual property as well as licensed intellectual property. Following the execution of the Pfizer Agreement, we are the owners of, co-owners of, or the licensee of multiple patents and patent applications in the United States and worldwide. These licensed assets include rights to the Cellectis TALEN gene-editing technology to engineer T cells that lack functional TCRs and to inactivate the CD52 gene in donor cells. We have exclusive worldwide rights to these patents for certain antigen targets, including BCMA, CD70, FLT3 and DLL3, and have U.S. rights to these patents for CD19. We also have rights to a Cellectis U.S. patent for technology covering an engineered T cell therapy combining CD52 gene knockout in combination with an anti-CD52 antibody for certain products directed against certain antigen targets. For our lead programs, our patent rights are generally composed of patents and pending patent applications that are solely owned by us, co-owned with Servier, co-owned with Cellectis, exclusively licensed from Pfizer, exclusively licensed from Servier, or exclusively licensed from Cellectis.

Our patent portfolio includes protection for our clinical-stage product candidates, ALLO-501, ALLO-501A, ALLO-715, ALLO-605 and ALLO-316, as well as our research-stage candidates. With respect to ALLO-501 and ALLO-501A, we have an exclusive license from Servier in the United States to patent rights covering composition of matter and methods of making and use covering ALLO-501 and ALLO-501A. With respect to ALLO-715, ALLO-605 and ALLO-316, we have an exclusive license from Pfizer to patent rights covering ALLO-715, ALLO-605 and ALLO-316 in the United States and in foreign jurisdictions. These rights include composition of matter protection and methods of making and using ALLO-715, ALLO-605 and ALLO-316. We also have patent rights to TurboCAR technology solely owned by us, including technology that covers the TurboCAR that is part of ALLO-605. More generally, our patent portfolio and filing strategy is designed to provide multiple layers of protection by pursuing claims directed toward: (1) antigen binding domains directed to the targets of our product candidates; (2) CAR constructs used in our product candidates; (3) methods of treatment for therapeutic indications; (4) manufacturing processes, preconditioning methods, and dosing regimens; and (5) immune evasion and other gene and cell engineering technology.

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
Competition

If successfully developed, our products will compete with novel therapies developed by biopharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions, in addition to standard of care treatments. Due to the promising therapeutic effect of cell therapies in clinical trials, we anticipate increasing competition from existing and new cell-based products, including products that are both autologous and allogeneic in nature. We also anticipate competition from other therapeutic modalities, including antibodies, bispecific T cell engagers, antibody drug conjugates, and small molecule therapeutics.

Autologous T cell therapies directed at CD19 have been successfully developed by Novartis, Kite/Gilead and Bristol-Myers Squibb Company (BMS). In August 2017, Novartis obtained FDA approval to commercialize Kymriah for the treatment of children and young adults with B-cell ALL that is refractory or has relapsed at least twice. In May 2018, Kymriah received FDA approval for adults with R/R large B-cell lymphoma. In October 2017, Kite/Gilead obtained FDA approval to commercialize Yescarta, for the treatment of adult patients with R/R large B-cell lymphoma. This was followed by approval of Yescarta for R/R FL in March 2021. A supplemental BLA for approval of Yescarta in second-line large B-cell lymphoma was submitted in September 2021. Kite has also received FDA approval for a second autologous CD19-directed T cell therapy, Tecartus, for use in patients with R/R mantle cell lymphoma and adult patients with R/R B-cell ALL. In February 2021, BMS obtained FDA approval for its anti-CD19 autologous T cell therapy, Breyanzi (lisocabtagene maraleucel), for the treatment of adults with certain types of large B-cell lymphoma who have not responded to, or who have relapsed after, at least two other types of systemic treatment.

In March 2021, BMS and 2seventy bio, Inc. received FDA approval of Abecma, an anti-BCMA autologous T cell therapy, for the treatment of adult patients with multiple myeloma who have received at least three prior therapies. Johnson & Johnson and partner Legend Bio have submitted a BLA for an anti-BCMA autologous T cell therapy, ciltacabtagene autoleucel, for the same indication, and expect an FDA decision in February 2022.

Autologous T cell therapies are being developed by a number of additional companies, including but not limited to 2seventy bio, Inc., Adaptimmune Therapeutics PLC, Alaunos Therapeutics, Inc., ArsenalBio, Autolus Therapeutics plc, Eureka Therapeutics, Inc. Gilead Sciences, Inc., Gracell Biotechnologies Inc., ImmPACT Bio, USA Inc., Iovance Biotherapeutics, Inc., Legend Biotech Corp., Mustang Bio, Inc., Novartis International AG, Pact Pharma, Inc., TCR² Therapeutics Inc., Tessa Therapeutics, Ltd., Tmunity Therapeutics, Inc, Triumvira Immulogics, and TScan Therapeutics, Inc.

Allogeneic T cell therapies have yet to receive FDA approval though the number of companies developing allogeneic product candidates has expanded greatly in recent years. This includes ArsenalBio, Atara Biotherapeutics, Inc., Caribou Biosciences, Inc., Celyad S.A., CRISPR Therapeutics AG, Editas Medicine, Inc., Fate Therapeutics, Inc., Gilead Sciences, Inc., Gracell Biotechnologies Inc., Intellia Therapeutics, Inc., Legend Biotech Corp., Poseida Therapeutics, Inc., Precision Biosciences, Inc., Sana Biotechnology, Inc., and Tessa Therapeutics Ltd. Some of the allogeneic T cell candidates under development target the same antigens that are part of our clinical pipeline, such as CD19, BCMA and CD70. Additionally, Cellectis has several fully-owned allogeneic CAR programs that could compete with programs that fall outside our agreement with Cellectis.

There are also cell therapies under development that are based upon cell types other than the common type of T cells used by us and known as alpha/beta T cells. These include product candidates derived from natural killer cells, natural killer T cells, gamma/delta T cells and macrophage cells. Companies developing such therapies include Adicet Bio, Inc., Artiva Biotherapeutics, Inc., Carisma Therapeutics, Inc., Cytovia Therapeutics, Inc., Fortress Biotech, Inc., Celularity, Inc., Century Therapeutics, Inc., Gamida Cell Ltd., Fate Therapeutics, Inc., In8bio, Inc., Kuur Therapeutics Inc., Lyell Immunopharma, Inc., Nkarta, Inc., Shoreline Bio, Inc., and Takeda Pharmaceutical Company Limited.

Competition may also arise from non-cell based immune oncology platforms. For instance, we may experience competition from companies, such as AbbVie, Inc., Amgen Inc., BMS, Compass Therapeutics, Inc., F. Hoffmann-La Roche AG, Genmab A/S, GlaxoSmithKline plc, Harpoon Therapeutics, Inc., Immunocore Holdings plc, Johnson & Johnson, MacroGenics, Inc., Merus N.V., Pfizer, Regeneron Pharmaceuticals, Inc., and Xencor Inc., that are pursuing T cell engagers that target both the cancer antigen and T cell receptor, thus bringing both cancer cells and T cells in close proximity to maximize the likelihood of an immune response to the cancer cells. Additionally, companies, such as ADC Therapeutics SA, Amgen Inc., Daiichi Sankyo Company, Limited, Gilead Sciences, Inc., GlaxoSmithKline plc, ImmunoGen, Inc., Seattle Genetics, Inc., Silverback Therapeutics, Inc., and Sutro Biopharma, Inc. are pursuing antibody drug conjugates, which utilize the targeting ability of antibodies to deliver cell-killing agents directly to cancer cells.

Many of our competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, pre-clinical testing, clinical trials, manufacturing, and marketing than we do. Future collaborations and mergers and acquisitions may result in further resource concentration among a smaller number of competitors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are better tolerated, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. The key competitive factors affecting the success of all of our programs are likely to be efficacy, safety, convenience, and cost of manufacturing.

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

U.S. Product Development Process

In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act (FDCA), the Public Health Service Act (PHSA) and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. We have been placed on clinical hold previously and any future agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

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
•submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical trials, and which is validated as complete for review by the FDA;
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

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Certain clinical trials involving human gene transfer research also must be overseen by an Institutional Biosafety Committee (IBC), a standing committee to provide peer review of the safety of research plans, procedures, personnel training and environmental risks of work involving recombinant DNA molecules. IBCs are typically assigned certain review responsibilities relating to the use of recombinant DNA molecules, including reviewing potential environmental risks, assessing containment levels, and evaluating the adequacy of facilities, personnel training, and compliance with the National Institutes of Health Guidelines. We may also engage an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, to provide authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

Long term follow up for all patients who get marketed product and post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be required after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

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

In 2021, the FDA granted fast track designation status to ALLO-501A for the treatment of adult patients with R/R DLBCL and to ALLO-605 for the treatment of adult patients with R/R multiple myeloma. The FDA also granted RMAT designation to ALLO-715 for the treatment of adult patients with R/R multiple myeloma after three or more prior lines of therapies.

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

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information to CMS related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members.

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

There have been legal and political challenges to certain aspects of the Affordable Care Act. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance, commonly known as the “individual mandate”, as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (Tax Act). In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.

Further, the Bipartisan Budget Act of 2018 (BBA), among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care

Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

California Consumer Privacy Act

The California Consumer Privacy Act (CCPA) creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, affords California residents certain rights related to their personal data, including the right to opt-out of certain sales of personal data, and allows for a new cause of action for certain data breaches. In addition, the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. As our business progresses, the CCPA and the CPRA may become applicable and impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
Human Capital

As of February 1, 2022, we had 310 total employees, of which 308 are full-time. Of our full-time employees, 70 hold Ph.D. and/or M.D. degrees, and 234 are engaged in research, development and technical operations. Substantially all of our employees are located in South San Francisco and Newark, California. Our employees are not represented by labor unions or covered by collective bargaining agreements. We believe that our employee morale is healthy and consider our relationship with our employees to be good.

We believe our workforce is key to Allogene’s success and we actively focus on the following core elements of human capital: (1) our “One Allogene” culture, (2) diversity, equity and inclusion, and (3) recruitment, development and retention. Given the COVID-19 pandemic, we have also focused on COVID-19 safety measures and new ways of generating employee engagement.

One Allogene Culture

We express our culture under the framework of “One Allogene”:

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

As of February 1, 2022, our employees were self-reportedly 50% women. Of our Director-level and above employees, 45% were self-reportedly women.

In addition, as of February 1, 2022, 66% of all employees were self-reportedly ethnic or racial minorities in the U.S., with 51% Asian, 2% Black or African American, 6% Hispanic or Latino and 7% of other minority groups or two or more races. Of our Director-level and above employees, 39% were self-reportedly ethnic or racial minorities in the U.S., with 33% Asian, 2% Hispanic or Latino and 4% of other minority groups or two or more races.

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

We believe in equal pay for equal work. We establish components and ranges of compensation based on market and benchmark data. Within this context, we strive to pay all employees equitably within a reasonable range, taking into consideration factors such as role; market data; internal equity; job location; relevant experience; and individual, department and company performance. We also regularly review our compensation practices and analyze our compensation decisions for individual employees and our workforce as a whole on at least an annual basis. In 2020 and 2021, we conducted a pay equity analysis which we believe demonstrated that our compensation practices and structure are equitable. If we identify employees with unjustified pay gaps, we review and take appropriate action to ensure fidelity between our stated philosophy and actions.

We plan to continue to seek feedback from the DEI Committee, DEI Advisory Board and all our employees to help us achieve our full potential.

Recruitment, Development and Retention

Successful execution of our strategy is dependent on attracting, developing and retaining our employees. We believe our leadership in the field of allogeneic cell therapy and our culture have allowed us to recruit a talented workforce. In 2021, we recruited over 115 new employees. Our average time to hire was less than 70 days and over 80% of candidates accepted our offers.

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

Our voluntary attrition rate increased in 2021 to 22% and we believe we will continue to face significant competition for life science talent.

COVID-19 Employee Safety and Engagement

In March 2020 and in response to the spread of COVID-19 and state and local orders, we limited the number of staff working at our facilities. We also established an internal COVID-19 task force to ensure timely communication and decision-making in response to COVID-19. For laboratory, manufacturing and support staff onsite, we implemented new safety protocols, such as facial covering and temperature check requirements. We intend to continue to examine our protocols as the pandemic and health guidance evolves.
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
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2021, we reported a net loss of $257.0 million. As of December 31, 2021, we had an accumulated deficit of $903.3 million.
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
We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. For instance, the FDA placed our clinical trials on hold in October 2021, which suspended our clinical programs prior to resolution of the hold in January 2022. Even if we succeed in advancing our clinical trials and commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
Cellectis’s TALEN technology involves a relatively new approach to gene editing, using sequence-specific DNA-cutting enzymes, or nucleases, to perform precise and stable modifications in the DNA of living-cells and organisms. Although Cellectis has generated nucleases for many specific gene sequences, it has not created nucleases for all gene sequences that we may seek to target, and Cellectis may not agree to or have difficulty creating nucleases for other gene sequences that we may seek to target, which could limit the usefulness of this technology. This technology may also not be shown to be effective in clinical studies that Cellectis, we or other licensees of Cellectis technology may conduct, or may be associated with safety issues that may negatively affect our development programs. For instance, gene-editing may create unintended changes to the DNA such as a non-target site gene-editing, a large deletion, or a DNA translocation, any of which could lead to oncogenesis. In our ALPHA2 trial, we observed a chromosomal abnormality, and the FDA placed our clinical trials on hold following this observation. While our investigation concluded that gene editing was not responsible for the chromosomal abnormality and the hold was resolved, we may discover future abnormalities caused by gene editing or other factors that would impact our development plans. The gene editing of our product candidates may also not be successful in limiting the risk of GvHD or premature rejection by the patient.
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
•limitations on employee resources that would otherwise be focused on advancing our business, including because of sickness of employees or their families, including executive officers and other key employees, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and
•other disruptions to employee productivity, such as due to limited in person contact and reduction in employee morale.
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
The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the rise of new variants that could be more contagious and virulent, travel restrictions and actions to contain the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
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
We rely on an agreement with Cellectis for rights to use TALEN technology for 15 select cancer targets, including BCMA, FLT3, CD70, DLL3 and other targets included in our pipeline. We also rely on Cellectis, through our agreement with Servier, for rights to UCART19, ALLO-501 and ALLO-501A. Any other gene-editing technology used to research and develop product candidates directed at targets not covered by our existing agreements with Cellectis and Servier will require significant investment and time for advancement. In addition, the Cellectis gene-editing technology may fail to produce viable product candidates. Moreover, both Servier and Cellectis may terminate our respective agreements in the event of a material breach of the agreements, or upon certain insolvency events. If our agreements were terminated or we required other gene editing technology, such a license or technology may not be available to us on reasonable terms, or at all, and advancing other gene editing technology would require significant resources.
In addition, pursuant to the Servier Agreement, we expect Servier to continue to support our clinical trials of ALLO-501 and ALLO-501A for the treatment of patients with R/R NHL. Should Servier become unable or unwilling to continue providing its share of financial support for the ALLO-501 and ALLO-501A clinical trials, our expenses may be greater than we currently expect and we may have difficulty progressing our clinical trials in a timely manner. Moreover, as the CALM and PALL clinical trials of UCART19 have completed, we are reliant on Servier for progressing a development strategy for ALL and any development strategy may face challenges, such as regulatory delays and unforeseen expenses if we consolidate programs.
Our product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and obtaining regulatory approval.
We have concentrated our research, development and manufacturing efforts on our engineered allogeneic T cell therapy and our future success depends on the successful development of this therapeutic approach. We are in the early stages of developing our platform and we have experienced significant development challenges, such as with the prior clinical hold by the FDA, and there can be no assurance that any development problems we have now or experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial facilities or partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. In addition, since we are in the early stages of clinical development, we do not know the doses to be evaluated in pivotal trials or, if approved, commercially. Finding a suitable dose for our cell therapy product candidates as well as ALLO-647 may delay our anticipated clinical development timelines. In addition, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors.
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
Our business and future success depends on our ability to advance clinical development, obtain regulatory approval of, and then successfully commercialize, our lead product candidates, including ALLO-501A. Because ALLO-501, ALLO-501A and ALLO-715 are among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidate, or the failure of other allogeneic T cell therapies, including for reasons due to safety, efficacy or durability, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies. For instance, all of our clinical trials were put on clinical hold due to an observation in the ALPHA2 trial. While the clinical hold has been resolved, we plan to seek agreement with the FDA to proceed to Phase 2 on matters such as chemistry, manufacturing and controls (CMC), including for the use of ALLO-501A manufactured at our own manufacturing facility, and trial designs to evaluate both ALLO-501A and ALLO-647. Subject to FDA discussion and further patient follow-up, we plan to proceed to the Phase 2 portion of the trial in adult patients with R/R large B-cell lymphoma in mid-2022. If we are unable to advance to Phase 2 on our timeline or at all, our business would be significantly harmed.
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
Future undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T therapies and those under development have shown frequent rates of CRS, neurotoxicity, serious infections, prolonged cytopenia and hypogammaglobulinemia, and adverse events have resulted in the death of patients. We expect similar adverse events for allogeneic CAR T product candidates. Other adverse events could also emerge in autologous CAR T therapies over time. For instance, a patient who received an autologous anti-BCMA CAR T cell therapy experienced neurocognitive and hypokinetic movement disorder with features of Parkinson's disease that emerged months after treatment and may have been due to BCMA expression within the brain. Our anti-BCMA product candidates have the risk of causing similar adverse events.
Our allogeneic CAR T cell product candidates may also cause unique adverse events related to the differences between the donor and patients, such as GvHD or infusion reactions. In addition, we utilize a lymphodepletion regimen, which generally includes fludarabine, cyclophosphamide and ALLO-647, that may cause serious adverse events. For instance, because the regimen will cause a transient and sometimes prolonged immune suppression, patients will have an increased risk of infection, such as to COVID-19, that may be unable to be cleared by the patient and ultimately lead to other serious adverse events or death. Our lymphodepletion regimen has caused and may also cause prolonged cytopenia and aplastic anemia. We are also exploring various dosing strategies for lymphodepletion in our clinical trials, such as higher and lower dosing of ALLO-647 in combination with fludarabine and/or cyclophosphamide, which may increase the risk of serious adverse events.
In our and Servier's clinical trials of allogeneic CAR T product candidates, the most common severe or life threatening adverse events resulted from serious infections, prolonged cytopenia, prolonged pancytopenia, hypokalemia, multiple organ dysfunction syndrome, neutropenic sepsis and aplastic anemia. As reported, patients have died from adverse events and future patients may also experience toxicity resulting in death. For additional safety data, please see "Business--Product Pipeline and Development Strategy".
As we treat and re-treat more patients with our product candidates in our clinical trials, new less common side effects may also emerge. For instance, we observed a chromosomal abnormality that led to a previous clinical hold on our clinical trials. While our investigation concluded that the chromosomal abnormality had no clinical significance and was unrelated to our manufacturing process, our manufacturing process includes gene engineering by using lentivirus and TALEN nucleases that may in the future cause insertion, deletion, or chromosomal translocation that may result in allogeneic CAR T cells to proliferate uncontrollably and adverse events.

We may combine the use of our product candidates with other investigational therapies that may cause separate adverse events or events related to the combination. For instance, we are assessing a combination of ALLO-715 and nirogacestat, a gamma secretase inhibitor, in a cohort in the UNIVERSAL trial. The most common adverse events relating to nirogacestat in prior trials have included diarrhea, nausea, fatigue, hypophosphatemia, vomiting, rash, cough, decreased appetite, pyrexia and hypokalemia. These or other adverse events could result in the suspension of therapy or otherwise adversely impact the UNIVERSAL trial.
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
We plan to submit INDs for additional product candidates in the future. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect CMC related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs or IND amendments. For instance, if we introduce changes to the manufacturing of our product candidates, regulatory authorities may require additional studies or clinical data to support the changes, which could delay our clinical trial timelines. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, IND amendment or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.
In addition, we submitted a standalone cross-reference IND for ALLO-647, which is being used as part of lymphodepletion in all our clinical trials. While our IND has been accepted, we have to update the IND for any new IND or IND amendment relating to our allogeneic CAR T cell product candidates. Any regulatory issues related to the review of our ALLO-647 IND updates or to the development of ALLO-647 could delay development of our allogeneic CAR T cell product candidates and significantly affect our business.
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
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The COVID-19 pandemic, including the travel and business restrictions imposed by government authorities in response to the pandemic, have resulted in, and may continue to cause, reduced enrollment and may also create challenges to related clinical trial activities. The enrollment of patients may be more difficult, such as due to the perceptions of the safety of our clinical trials due to the previous clinical hold, and will depend on many factors, including:
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
Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, monoclonal antibodies, hematopoietic cell transplantation as well as autologous CAR T cell therapies, which continue to advance and publish compelling results, rather than enroll patients in our clinical trial, including if our product candidates have or are perceived to have additional safety or efficacy risks or if using our product candidates may affect insurance coverage of conventional therapies. Patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy.
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
We may fail to successfully manufacture our product candidates, operate our own manufacturing facility, or obtain regulatory approval to utilize or commercialize from our manufacturing facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.
We may not be able to achieve clinical or commercial manufacturing and cell processing on our own or at our CMO, including mass-producing off-the-shelf product to satisfy demands for any of our product candidates. While we believe the manufacturing and processing approaches are appropriate to support our clinical product development, we have limited experience in managing the allogeneic T cell engineering process, and our allogeneic processes may be more difficult or more expensive than the approaches taken by our competitors. We cannot be sure that the manufacturing processes employed by us or the technologies that we incorporate for manufacturing will result in consistent T cell production that will be safe and effective.
In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California, and initiated manufacturing under current good manufacturing practices (cGMP) in the second half of 2021. Any changes in manufacturing of our product candidates currently in the clinic, including introducing product candidates manufactured at our facility into our ongoing clinical trials, including the ALPHA2 trial, will require that we meet certain regulatory conditions, such as establishing comparability with the product candidates manufactured at our CMO, and our inability to meet such conditions would result in investment of additional resources, a delay in using our manufacturing facility for production and extend our clinical trial timelines. In addition, any process or raw material change could introduce unacceptable product variability and impact our ability to manufacture on a consistent and reproducible basis.
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
The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The application of new regulatory guidelines or parameters, such as those related to release testing, may also adversely affect our ability to manufacture our product candidates. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such supply may have to be discarded and our manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates will not occur in the future.
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
We may also experience manufacturing difficulties due to resource constraints or as a result of labor disruptions, such as due to a COVID-19 outbreak, or disputes. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients would be jeopardized.
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
If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces or be on favorable terms. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.
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
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock unit (RSU) awards that vest over time. The value to employees of stock options and RSU awards that vest over time have been significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.
As of February 1, 2022, we had 308 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:
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
If we license products or new technologies or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our agreements with Cellectis, Servier, Notch, Antion and SpringWorks require significant research and development that may not result in the development and commercialization of product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.
We may not realize the benefits of acquired assets or other strategic transactions.
We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions, including our acquisition of CAR T cell assets from Pfizer, licenses with Cellectis, Servier, Notch, Antion, joint venture with Overland Pharmaceuticals (CY) Inc. and any future strategic transactions depends on the risks and uncertainties involved including:
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

We expect to spend a substantial amount of capital in the development and manufacture of our product candidates. We will need substantial additional financing to develop our products and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our products and initiate and complete registration trials for multiple products in multiple regions. Further, if approved, we will require significant additional capital in order to launch and commercialize our product candidates.
As of December 31, 2021, we had $809.5 million in cash, cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and our stock price has faced extreme volatility. Any significant capital raise may require approval of our stockholders, who may not approve of the raise. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.
Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
If our security measures, or those of our CROs, CMOs, collaborators, contractors, consultants or other third parties upon whom we rely, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience a material adverse impact including, without limitation, a material interruption to our operations, including our clinical trials, harm to our reputation, significant fines, penalties and liability, or a breach or triggering of data protection laws, privacy policies and data protection obligations.

In the ordinary course of our business, we may collect, process, store and transmit proprietary, confidential and sensitive information, including personal data (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may also share or receive sensitive information with our partners, CROs, CMOs, or other third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

Our internal computer systems and those of our CROs, CMOs, collaborators, and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, cybersecurity threats, and telecommunication and electrical failures. In addition, the COVID-19 pandemic has intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely. Our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Cyberattacks could include, but are not limited to, the deployment of harmful malware (including as a result of advanced persistent threat intrusions), denial-of-service (such as credential stuffing), social engineering attacks (including through phishing attacks), viruses, ransomware, supply chain attacks, personnel misconduct or error and other similar threats. We may also be the subject of software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures or other similar issues. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruptions to our clinical trials, loss of data (including data related to clinical trials), significant expense to restore data or systems, reputational loss and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to manufacture or deliver our product candidates.

We may expend significant resources, or modify our business activities and operations, including our clinical trial activities, in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or use industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Although we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Any failure to prevent or mitigate security incidents or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal, and international law and may cause a material adverse impact to our reputation, affect our ability to conduct our clinical trials and potentially disrupt our business. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply.

Applicable data protection laws, privacy policies and data protection obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may also experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that the limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or adequately mitigate liabilities arising out of our privacy and security practices, or that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
In addition to the business disruptions caused by the COVID-19 pandemic or cybersecurity attacks described above, our operations, and those of our CMOs, CROs, clinical trial sites and other contractors and consultants, could be subject to other disruptions, including those caused by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, tsunamis, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
Our ability to manufacture our product candidates could be disrupted if our operations or those of our suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters and manufacturing facility are located in California near major earthquake faults and fire and flood zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire and flood zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire, flood or other natural disaster.
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
We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to enforcement or litigation (that could result in fines or penalties), a disruption of clinical trials or commercialization of products, reputational harm, or other adverse business effects.

In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share personal data and other sensitive information, including, but not limited to, proprietary and confidential business information, trade secrets, intellectual property, and information we collect about patients in connection with clinical trials. Accordingly, we are, or may become, subject to numerous federal, state, local and international data privacy and security laws, regulations, guidance, and industry standards as well as external and internal privacy and security policies, contracts and other obligations that apply to our processing of personal data and the processing of personal data on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors.

In addition, the California Consumer Privacy Act (CCPA) creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, affords

California residents certain rights related to their personal data, including the right to opt-out of certain sales of personal data, and allow for a new cause of action for certain data breaches. Although there are limited exemptions for clinical trial data under the CCPA, as our business progresses, the CCPA may become applicable and significantly impact our business activities and exemplifies the vulnerability of our business to evolving regulatory environment related to personal data and protected health information. Furthermore, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. In addition, other states have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information. Moreover, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, there are an increasing number of laws, regulations and industry standards concerning privacy, data protection, information security and cross-border personal data transfers. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), and China’s Personal Information Protection Law (PIPL) impose strict requirements for processing personal data. Failure to comply with the requirements of the EU GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expenses. Further, individuals may initiate litigation related to processing of their personal data.

In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. As a result, preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors, consultants or other third parties that process personal data on our behalf.

Although we endeavor to comply with all applicable privacy and security obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, third-party collaborators, service providers, contractors or consultants fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party service provider to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits and inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of actual or prospective customers, collaborators or partners; interruptions or stoppages in clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.
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
Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our IPO in October 2018 and private placements and other transactions that have occurred since our incorporation, we may have experienced an “ownership change”. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
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
Some of our product candidates are manufactured in the United States by our CMOs, and we manage all other aspects of the supply, including planning, CMO oversight, disposition and distribution logistics. In the past, Servier was responsible for UCART19 manufacturing, and experienced UCART19 supply issues that limited its ability to recruit new patients. There can be no assurance that we will not experience supply or manufacturing issues in the future.
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
We rely on T cells from healthy donors to manufacture our product candidates, and if we do not obtain an adequate supply of T cells from qualified donors, development of those product candidates may be adversely impacted.
Unlike autologous CAR T companies, we are reliant on receiving healthy donor material to manufacture our product candidates. Healthy donor T cells vary in type and quality, and this variation makes producing standardized product candidates more difficult and makes the development and commercialization pathway of those product candidates more uncertain. We have developed a screening process designed to enhance the quality and consistency of T cells used in the manufacture of our CAR T cell product candidates, but our screening process may fail to identify suitable donor material and we may discover unacceptable variability with the material after production. We may also have to update our specifications for new risks that may emerge, such as to screen for new viruses or chromosomal abnormalities.
We have strict specifications for donor material, which include specifications required by regulatory authorities. If we are unable to identify and obtain donor material that satisfy specifications, agree with regulatory authorities on appropriate specifications, or address variability in donor T cells, there may be inconsistencies in the product candidates we produce or we may be unable to initiate or continue clinical trials on the timelines we expect, which could harm our reputation and adversely impact our business and prospects.
In addition, vendors have and are facing challenges in obtaining donor material during the COVID-19 pandemic. While we have donor material on hand, if the COVID-19 pandemic continues and as a result our vendors are unable to secure donor material, or our vendors are unable to secure donor material for other reasons, we may no longer have sufficient donor material to manufacture our product candidates.
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
Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials. We and our suppliers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that we and our suppliers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we and our suppliers cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. For instance, while we are currently in compliance, we have had an environmental notice of violation at our manufacturing facility. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. In addition, we have commenced shipment of certain materials to our joint venture with Overland Pharmaceuticals (CY) Inc. in China and any violation by our joint venture in the use, manufacture, storage, handling and disposal under foreign law may subject us to additional liability.

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
We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of allogeneic T cell therapies for cancer. We may also request clinical trial initiation or regulatory approval of future CAR-based product candidates by target, regardless of cancer type or origin, which the FDA may have difficulty accepting. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the

Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.
We have previously experienced a delay in our clinical trials due to a clinical hold, and may experience future delays in completing planned clinical trials for a variety of reasons, including delays related to:
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
If and when our Phase 1 clinical trials are completed and, assuming positive data, we expect to advance to potential registrational trials. The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect registrational trials for ALLO-501A and any other allogeneic CAR T product candidates to be designed to evaluate the efficacy of the product candidate in a pivotal, multicenter clinical trial in patients who have exhausted available treatment options. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for advancing to a Phase 2 trial of ALLO-501A or submitting a BLA. For example, the FDA may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.
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
•the inability to resolve any future clinical hold;
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
In addition, we expect regulatory authorities will require us to demonstrate the safety of ALLO-647 and its contribution to the overall benefit to risk ratio of the lymphodepletion regimen through a randomized study with a cohort of patients that do not receive ALLO-647. If we are unable to meet any of the requirements of the regulatory authorities, we may be required to conduct additional clinical studies. We cannot be certain we will be able to successfully obtain regulatory approval of ALLO-647 in a timely manner or at all. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic CAR T cell product candidates.
Regenerative Medicine Advanced Therapy designation and Fast Track designation may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We have received Regenerative Medicine Advanced Therapy (RMAT) designation for ALLO-715 and fast track designation (FTD) for ALLO-501A and ALLO-605. There is no assurance that we will be able to obtain RMAT designation or FTD for any of our additional product candidates. RMAT designation and FTD do not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation and FTD can be revoked if the criteria for eligibility cease to be met as clinical data emerges.
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
The gene-editing technologies that we use are novel. Public perception may be influenced by claims that gene editing is unsafe, and products incorporating gene editing may not gain the acceptance of the public or the medical community. Given the previous clinical hold involved a chromosomal abnormality, our manufacturing or gene editing may be further scrutinized or may be viewed as unsafe, even though our investigation found that the abnormality was not related to our manufacturing or gene editing. In particular, our success will depend upon physicians specializing in our targeted diseases prescribing our product candidates as treatments in lieu of, or in addition to, existing, more familiar, treatments for which greater clinical data may be available. Any increase in negative perceptions of gene editing may result in fewer physicians prescribing our treatments or may reduce the willingness of patients to utilize our treatments or participate in clinical trials for our product candidates.
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
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We depend substantially on our license agreements with Pfizer, Servier and Cellectis. These licenses may be terminated upon certain conditions. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. For example, we are dependent on our license with Cellectis for gene-editing technology that is necessary to produce our engineered T cells. In addition, we are reliant on Servier in-licensing from Cellectis some of the intellectual property rights they are licensing to us, including certain intellectual property rights relating to ALLO-501 and ALLO-501A. To the extent these licensors fail to meet their obligations under their license agreements, which we are not in control of, we may lose the benefits of our license agreements with these licensors. For instance, Cellectis has and may in the future challenge certain performance by Servier, such as its development of products licensed under the Cellectis-Servier Agreement in ALL, and any failure by those parties to resolve such matters may have an adverse impact on us. In the future, we may also enter into additional license agreements that are material to the development of our product candidates.
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
Third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us. We are aware of several U.S. patents held by third parties that may be considered by those third parties to be relevant to cell-based therapies. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when any of our product candidates is approved by the FDA, third parties may then seek to enforce their patents by filing a patent infringement lawsuit against us. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. We may not be able to prove in litigation that any patent enforced against us is invalid.
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
•changes in the status of one or more of our license or collaboration agreements, including any material amendments or terminations;

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

In 2021, we implemented a new enterprise resource planning (ERP) system, which required the investment of significant financial and human resources. We plan to continue to implement new ERP modules, which we also expect will require significant resources. Any failure to maintain or implement new or improved internal controls related to our ERP system or otherwise could result in material weaknesses, result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting obligations. This could cause us to lose public confidence and could cause the trading price of our common stock to decline.
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
The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions can result in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds would also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in South San Francisco, California, which consists of approximately 68,072 square feet for office and laboratory space. Our lease for our headquarter space commenced on March 1, 2019. On December 10, 2021, we amended our lease for an additional 47,566 square feet of office and laboratory space as part of the same building as our headquarters. The lease relating to the expansion premises is expected to commence on April 1, 2022. The lease for both the existing and expansion premises will expire on March 31, 2032.
We entered into an additional lease in October 2018 for approximately 14,943 square feet of office and laboratory space in South San Francisco near our headquarters. On December 10, 2021, we amended our lease to extend the term of the lease to be co-terminus with our lease for our headquarters.
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
Holders of Common Stock
As of February 23, 2022, there were approximately 62 holders of record of our common stock.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows the value of an investment of $100 from October 11, 2018 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2021, in our common stock, the Standard & Poor’s 500 Index (S&P 500), the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return date ended
	10/11/2018	12/31/2018	6/30/2019	12/31/2019	6/30/2020	12/31/2020	6/30/2021	12/31/2021
Allogene Therapeutics, Inc.	$100.00	$122.41	$122.05	$118.09	$194.64	$114.73	$118.55	$67.82
S&P 500	$100.00	$90.28	$105.94	$116.35	$111.65	$135.26	$154.76	$171.64
Nasdaq Biotechnology	$100.00	$87.25	$98.26	$108.54	$123.19	$136.42	$147.57	$135.56
Nasdaq Composite	$100.00	$89.81	$108.37	$121.45	$136.15	$174.45	$196.32	$211.76
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
Item 6. [Reserved]
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
Overview
We are a clinical-stage immuno-oncology company pioneering the development of genetically engineered allogeneic T cell therapies for the treatment of cancer. We are developing a pipeline of off-the-shelf T cell product candidates that are designed to target and kill cancer cells. Our engineered T cells are allogeneic, meaning they are derived from healthy donors for intended use in any patient, rather than from an individual patient for that patient’s use, as in the case of autologous T cells. We believe this key difference will enable us to deliver readily available treatments faster, more reliably, at greater scale, and to more patients.
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
We are conducting long-term follow-up in our Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with relapsed or refractory (R/R) non-Hodgkin lymphoma (NHL). We are also progressing the development of the second-generation version of ALLO-501, known as ALLO-501A. We have removed rituximab recognition domains in ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL. We initiated a Phase 1/2 clinical trial for ALLO-501A (the ALPHA2 trial) in the second quarter of 2020. Subject to further patient follow-up and FDA discussion, we plan to proceed to the Phase 2 portion of the trial in adult patients with R/R large B-cell lymphoma in mid-2022.
We are sponsoring two clinical trials in adult patients with R/R multiple myeloma, a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715 and a Phase 1 clinical trial (the IGNITE trial) of ALLO-605, our first product candidate to incorporate our TurboCAR technology. TurboCAR technology allows cytokine signaling to be engineered selectively into CAR T cells and has shown the ability to improve the potency and persistence of the cells and to delay exhaustion of the cells in preclinical models. We also continue to advance the Phase 1 clinical trial (the TRAVERSE trial) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic clear cell renal cell carcinoma (ccRCC).

Enrollment of patients and the ability to conduct patient follow-up has been adversely impacted by the COVID-19 pandemic. The exact timing of delays and overall impact of the COVID-19 pandemic to our business, preclinical studies and clinical trials is currently unknown, and we are monitoring the pandemic as it continues to rapidly evolve.
Since inception, we have had significant operating losses. Our net loss was $257.0 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $903.3 million. As of December 31, 2021, we had $809.5 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
Our Research and Development and License Agreements
Asset Contribution Agreement with Pfizer
In April 2018, we entered into an Asset Contribution Agreement (Pfizer Agreement) with Pfizer pursuant to which we acquired certain assets and assumed certain liabilities from Pfizer, including agreements with Cellectis and Servier as described below, and other intellectual property for the development and administration of CAR T cells for the treatment of cancer. See Notes 6 to our consolidated financial statements included elsewhere in this report for further description of the Pfizer Agreement.
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
License Agreement with Allogene Overland Biopharm (CY) Limited

On December 14, 2020, we entered into a License Agreement with Allogene Overland Biopharm (CY) Limited (Allogene Overland), a joint venture established by us and Overland Pharmaceuticals (CY) Inc. (Overland), pursuant to a Share Purchase Agreement, dated December 14, 2020, for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory). Allogene Overland subsequently assigned the License Agreement to a wholly-owned subsidiary, Allogene Overland BioPharm (HK) Limited (Allogene Overland HK). See Note 6 to our consolidated financial statements included elsewhere in this report for further description of the License Agreement and Share Purchase Agreement with Allogene Overland.
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
Components of Results of Operations
Revenues
As of December 31, 2021, our revenue has been exclusively generated from our collaboration and license agreement with Allogene Overland HK. See Notes 1 and 6 to our consolidated financial statements appearing elsewhere in this Annual Report for more information related to our recognition of revenue and the Allogene Overland HK agreement.
In the future, we may generate revenue from a combination of product sales, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestones and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, will be materially adversely affected.
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the year ended December 31, 2021 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year relate to costs incurred for the development of our most advanced product candidates and include:
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
We are required to reimburse Servier for 60% of the costs associated with the prior development of UCART19, including for long-term follow-up of patients in the CALM and PALL clinical trials of UCART19. We accrue for costs incurred by monitoring the status of clinical trials and the invoices received from Servier. We adjust our accrual as actual costs become known. Servier is required to reimburse us for 40% of the costs associated with the development of ALLO-501 and ALLO-501A. Collaboration expenses and cost reimbursement are recorded on a net basis as a research and development expense in our consolidated statements of operations and comprehensive loss.
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
•potential additional safety monitoring or other studies requested by regulatory agencies, including to resolve any future clinical hold;
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
General and Administrative
General and administrative expenses consist primarily of salaries and other staff-related costs, including stock-based compensation for options and restricted stock units granted. General and administrative expenses also include stock-based compensation expense related to the modification of shares of common stock issued to our founders to include vesting conditions. Other significant costs include costs relating to facilities and overhead costs, legal fees relating to corporate and patent matters, insurance, investor relations costs, fees for accounting and consulting services, information technology, costs and support for our board of directors and board committees, and other general and administrative costs. General and administrative costs are expensed as incurred, and we accrue for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from our service providers, and adjusting our accruals as actual costs become known.
We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, potential commercialization of our product candidates and the increased costs of operating as a public company, including additional compliance-related expenses as a result of no longer being an emerging growth company. These increases are anticipated to include increased costs related to the hiring of additional personnel, developing infrastructure, fees to outside consultants, lawyers and accountants, and increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules, corporate governance, SEC requirements, insurance and investor relations costs.
Other (Expense) Income, Net:
Interest and Other Income, Net
Interest and other income, net consists of interest earned on our cash, cash equivalents and investments and gains and losses recognized during the period.
Other Expense
Other expense consists of non-operating expenses, including our share of equity investments' net losses for the period.
Results of Operations
Comparison of the Years Ended December 31, 2021, 2020 and 2019
The following sets forth our results of operations for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,			Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Collaboration revenue - related party	$38,489	$—	$—	$38,489	$—
Operating expenses:
Research and development	220,176	192,987	144,535	27,189	48,452
General and administrative	74,105	65,256	57,473	8,849	7,783
Total operating expenses	294,281	258,243	202,008	36,038	56,235
Loss from operations	(255,792)	(258,243)	(202,008)	2,451	(56,235)
Other (expense) income, net:
Interest and other income, net	1,714	9,164	17,351	(7,450)	(8,187)
Other expense	(2,927)	(1,142)	(268)	(1,785)	(874)
Total other income (expense), net	(1,213)	8,022	17,083	(9,235)	(9,061)
Loss before income taxes	(257,005)	(250,221)	(184,925)	(6,784)	(65,296)
Benefit from income taxes	—	—	331	—	(331)
Net loss	$(257,005)	$(250,221)	$(184,594)	$(6,784)	$(65,627)
Collaboration revenue - related party

Collaboration revenue was $38.5 million for the year ended December 31, 2021 and zero for each of the years ended December 31, 2020 and 2019. Revenue recognized in the year ended December 31, 2021 was related to grant of license and delivery of the know-how performance obligation under the License Agreement entered into with Allogene Overland in December 2020.

Research and Development Expenses
Research and development expenses were $220.2 million and $193.0 million for the years ended December 31, 2021 and 2020, respectively. The net increase of $27.2 million was primarily due to an increase in personnel related costs of $23.1 million, of which $8.3 million was increased stock-based compensation expense, an increase in allocated building rent and facilities costs of $10.8 million, offset by a decrease in external costs relating to the advancement of our product candidates of $9.4 million due to timing of process development activities and manufacturing runs.
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
General and Administrative Expenses
General and administrative expenses were $74.1 million and $65.3 million for the years ended December 31, 2021 and 2020, respectively. The net increase of $8.8 million was primarily due to an increase in personnel related costs of $10.0 million, of which $7.3 million was increased stock-based compensation expense, offset by a decrease in allocated building rent and facilities costs of $1.9 million.
General and administrative expenses were $65.3 million and $57.5 million for the years ended December 31, 2020 and 2019, respectively. The net increase of $7.8 million was primarily due to an increase in personnel related costs of $8.4 million, of which $7.3 million was increased stock-based compensation expense, an increase in allocated building rent and facilities costs of $2.4 million, an increase in legal and professional services of $1.2 million, offset by a decrease in TSA expenses of $3.5 million and a decrease in travel related costs of $0.8 million due to the impact of the COVID-19 pandemic.
Interest and Other Income, Net
Interest and other income, net was $1.7 million and $9.2 million for the years ended December 31, 2021 and 2020, respectively. The $7.5 million decrease was due to lower overall investment balance, lower yields and a corresponding reduction in the interest earned on our cash, cash equivalents and investments.
Interest and other income, net was $9.2 million and $17.4 million for the years ended December 31, 2020 and 2019, respectively. The $8.2 million decrease was due to lower yields and a corresponding reduction in the interest earned on our cash, cash equivalents and investments.
Liquidity, Capital Resources and Plan of Operations

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2021, we had $809.5 million in cash, cash equivalents and investments. We believe that the aggregate of our current cash and cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed with the SEC.

Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, and upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Allogene Overland. In connection with our IPO in 2018, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen) under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings for an aggregate offering price of up to $250.0 million. During the year ended December 31, 2020, we sold an aggregate of 848,663 shares of common stock in ATM offerings resulting in net proceeds of $26.2 million. As of December 31, 2021, $167.3 million remains available for sale under the sales agreement with Cowen.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(184,812)	$(115,093)	$(137,350)
Investing activities	163,655	(505,123)	164,084
Financing activities	11,963	633,591	58,960
Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,194)	$13,375	$85,694
Operating Activities
During the year ended December 31, 2021, cash used in operating activities of $184.8 million was attributable to a net loss of $257.0 million, substantially offset by non-cash charges of $104.3 million and a net change of $32.1 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $80.8 million, depreciation and amortization of $10.5 million, net amortization and accretion on investment securities of $7.0 million, share of losses from equity method investments of $3.4 million, and non-cash rent expense of $2.6 million. The net change in operating assets and liabilities was primarily due to a $38.6 million decrease in deferred revenue within current liabilities, a $0.8 million decrease in accounts payable, and a $0.6 million increase in other long term assets, offset by a decrease in prepaid expenses and other current assets of $3.2 million and a decrease in accrued and other current liabilities of $3.7 million, and an increase in other-long term liabilities $1.0 million.
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
Investing Activities
During the year ended December 31, 2021, net cash provided by investing activities of $163.7 million was related to cash inflows from maturities of investments of $728.4 million, offset by the purchase of investments of $525.6 million, purchases of property and equipment of $21.4 million, and purchase of stock in equity method investment of $17.7 million.
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
Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities of $12.0 million was related to proceeds from the issuance of common stock upon the exercise of stock options of $8.3 million and proceeds from the employee stock purchase plan of $3.6 million.
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
Contractual Obligations and Commitments
Material Cash Commitments and Requirements
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of December 31, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of December 31, 2021, the Company had non-cancellable purchase commitments of $3.7 million.
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
In July 2020, we entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at our manufacturing facility in Newark, California. The agreement has a term of 20 years and is expected to commence in the first half of 2022. We are obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by us will result in a termination payment due of approximately $4.3 million. In connection with the agreement, we maintain a letter of credit for the benefit of the service provider in the amount of $4.3 million which is disclosed as restricted cash in the consolidated balance sheet as of December 31, 2021.
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
We accrue for these costs based on factors such as estimates of the work completed in accordance with agreements established with our collaboration partners and third-party service providers. We make estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust its accrued liabilities. We have not experienced any material differences between accrued costs and actual costs incurred since our inception.
Revenue Recognition
Our revenue is generated through collaboration research and license agreements. The terms of these agreements may contain multiple deliverables which may include (i) grant of licenses, (ii) transfer of know-how, (iii) research and development activities, (iii) clinical manufacturing and, (iv) product supply. The payment terms of these agreements may include nonrefundable upfront fees, payments for research and development activities, payments based upon the achievement of certain milestones, royalty payments based on product sales derived from the collaboration, and payments for supplying product.

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of Topic 606, Revenue from Contracts with Customers (ASC 606). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606.

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
For the years ended December 31, 2021, 2020 and 2019, stock-based compensation was $80.8 million, $65.3 million and $46.1 million, respectively. As of December 31, 2021 and 2020, we had $169.6 million and $149.4 million, respectively, of total unrecognized stock-based compensation relating to options, restricted stock units and founders stock.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments of $809.5 million as of December 31, 2021, consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on December 31, 2021 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
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

An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our consolidated financial statements. As of December 31, 2021, we had $4.1 million of other receivables and $0.2 million of current liabilities denominated in foreign currency.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Allogene Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Allogene Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, statements of stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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

Accrued Clinical Trial Expenses

Description of the Matter
As discussed in Note 1 liabilities are recorded for estimated unpaid costs of research and development activities conducted by the Company and its third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. Accrued research and development expenses were $13.5 million as of December 31, 2021 and includes the estimated costs of accrued clinical trial expenses incurred but not yet invoiced under agreements with investigative clinical trial sites that conduct research and development activities on behalf of the Company (“Accrued Clinical Trial Expenses”). The accrual for these Accrued Clinical Trial Expenses is determined after consideration of several factors, including estimates of the work completed. Auditing these Accrued Clinical Trial Expenses was complex due to the required analysis of extensive data in determining the estimated unpaid expenses.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls over the Company’s determination of Accrued Clinical Trial Expenses, including controls over the determination of significant assumptions and the completeness and accuracy of the data used in determining these accrued costs.
Our audit procedures included, among others, testing the accuracy and completeness of the inputs used in management’s analysis to determine Accrued Clinical Trial Expenses. We verified that the accrued amounts were in accordance the terms and conditions of the underlying agreements and the information provided by third-party service providers. We also evaluated management’s estimates of the progress of the clinical trials by making direct inquiries of the Company’s personnel that oversee the clinical trials.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2018.
Redwood City, California
February 23, 2022

ALLOGENE THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$173,314	$183,351
Short-term investments	283,988	644,559
Prepaid expenses and other current assets	14,021	17,220
Total current assets	471,323	845,130
Long-term investments	352,179	204,208
Operating lease right-of-use asset	58,030	41,295
Property and equipment, net	122,990	118,840
Restricted cash	10,292	9,449
Other long-term assets	5,815	5,169
Equity method investment	18,005	3,738
Total assets	$1,038,634	$1,227,829
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,255	$10,390
Accrued and other current liabilities	37,496	44,938
Deferred revenue	423	38,992
Total current liabilities	48,174	94,320
Lease liability, noncurrent	69,929	50,809
Other long-term liabilities	4,125	3,083
Total liabilities	122,228	148,212
Commitments and Contingencies (Notes 6, 7 and 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 authorized as of December 31, 2021 and December 31, 2020; no shares were issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value: 200,000,000 authorized as of December 31, 2021 and December 31, 2020; 142,623,065 and 140,474,305 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	142	140
Additional paid-in capital	1,822,179	1,725,552
Accumulated deficit	(903,348)	(646,343)
Accumulated other comprehensive (loss) income	(2,567)	268
Total stockholders’ equity	916,406	1,079,617
Total liabilities and stockholders’ equity	$1,038,634	$1,227,829
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Collaboration revenue - related party	$38,489	$—	$—
Operating expenses:
Research and development	220,176	192,987	144,535
General and administrative	74,105	65,256	57,473
Total operating expenses	294,281	258,243	202,008
Loss from operations	(255,792)	(258,243)	(202,008)
Other income (expense), net:
Interest and other income, net	1,714	9,164	17,351
Other expenses	(2,927)	(1,142)	(268)
Total other income (expense), net	(1,213)	8,022	17,083
Loss before income taxes	(257,005)	(250,221)	(184,925)
Benefit from income taxes	—	—	331
Net loss	(257,005)	(250,221)	(184,594)
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments, net of tax	(2,835)	(877)	839
Net comprehensive loss	$(259,840)	$(251,098)	$(183,755)
Net loss per share, basic and diluted	$(1.89)	$(2.08)	$(1.83)
Weighted-average number of shares used in computing net loss per share, basic and diluted	135,820,386	120,370,177	101,061,149
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2018	121,482,671	$121	$914,265	$(211,528)	$306	$703,164
Issuance of common stock upon exercise of stock options and vesting of RSU's	711,623	1	2,958	—	—	2,959
Vesting of early exercised common stock	—	—	4,590	—	—	4,590
Stock-based compensation	—	—	46,063	—	—	46,063
Employee stock purchase plan	107,982	—	1,783	—	—	1,783
Issuance of common stock from ATM offering, net of commissions and offering costs of $1.6 million	1,965,082	2	54,217	—	—	54,219
Net loss	—	—	—	(184,594)	—	(184,594)
Net unrealized gain on available-for-sale investments	—	—	—	—	839	839
Balance — December 31, 2019	124,267,358	124	1,023,876	(396,122)	1,145	629,023
Issuance of common stock upon exercise of stock options and vesting of RSU's	1,725,695	2	8,813	—	—	8,815
Vesting of early exercised common stock	—	—	2,840	—	—	2,840
Stock-based compensation	—	—	65,261	—	—	65,261
Employee stock purchase plan	175,142	—	2,843	—	—	2,843
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.6 million	848,663	1	26,202	—	—	26,203
Issuance of common stock from public offering, net of commissions and offering costs of $36.8 million	13,457,447	13	595,717	—	—	595,730
Net loss	—	—	—	(250,221)	—	(250,221)
Net unrealized loss on available-for-sale investments	—	—	—	—	(877)	(877)
Balance — December 31, 2020	140,474,305	140	1,725,552	(646,343)	$268	1,079,617
Issuance of common stock upon exercise of stock options and vesting of RSU's	1,961,554	2	8,344	—	—	8,346
Vesting of early exercised common stock	—	—	3,848	—	—	3,848
Stock-based compensation	—	—	80,818	—	—	80,818
Employee stock purchase plan	187,206	—	3,617	—	—	3,617
Net loss	—	—	—	(257,005)	—	(257,005)
Net unrealized loss on available-for-sale investments	—	—	—	—	(2,835)	(2,835)
Balance — December 31, 2021	142,623,065	$142	$1,822,179	$(903,348)	$(2,567)	$916,406
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(257,005)	$(250,221)	$(184,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	80,818	65,261	46,063
Amortization of other intangible assets acquired	—	151	603
Depreciation and amortization	10,454	7,435	4,424
Net amortization/accretion on investment securities	6,955	3,250	(3,596)
Non-cash rent expense	2,611	3,955	6,777
Income tax benefit	—	—	(331)
Share of losses from equity method investments	3,444	1,154	182
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,199	(3,177)	(5,445)
Other long-term assets	(646)	34	(4,374)
Accounts payable	(767)	615	(985)
Accrued and other current liabilities	3,652	18,726	6,351
Deferred revenue	(38,569)	38,992	—
Other long-term liabilities	1,042	(1,268)	(2,425)
Net cash used in operating activities	(184,812)	(115,093)	(137,350)
Cash flows from investing activities:
Purchases of property and equipment	(21,446)	(65,958)	(50,791)
Purchase of stock in equity method investment	(17,710)	—	(5,075)
Proceeds from sales of investments	—	4,799	—
Proceeds from maturities of investments	728,394	593,627	472,578
Purchase of investments	(525,583)	(1,037,591)	(252,628)
Net cash provided by (used in) investing activities	163,655	(505,123)	164,084
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	—	26,203	54,219
Proceeds from issuance of common stock from public offering, net of commissions and issuance costs	—	595,730	—
Proceeds from issuance of common stock and upon exercise of stock options	8,346	8,815	2,958
Proceeds from issuance of common stock under the employee stock purchase plan	3,617	2,843	1,783
Net cash provided by financing activities	11,963	633,591	58,960
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,194)	13,375	85,694
Cash, cash equivalents and restricted cash — beginning of period	192,800	179,425	93,731
Cash, cash equivalents and restricted cash — end of period	$183,606	$192,800	$179,425
Non-cash operating, investing and financing activities:
Right-of-use asset obtained in exchange for lease liability	$20,079	$—	$13,827
Property and equipment purchases in accounts payable and accrued and other current liabilities	$1,725	$8,567	$4,668
Capitalized cloud computing costs included in accounts payable and accrued and other current liabilities	$—	$584	$—
Deferred offering costs included in accounts payable and accrued and other current liabilities	$—	$—	$135
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(6,013)	$(6,244)	$(3,563)
Cash received for amounts related to tenant improvement allowances from lessors	$1,111	$2,809	$4,473
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies
Allogene Therapeutics, Inc. (the Company or Allogene) was incorporated on November 30, 2017 in the State of Delaware and is headquartered in South San Francisco, California. Allogene is a clinical-stage immuno-oncology company pioneering the development of genetically engineered allogeneic T cell therapies for the treatment of cancer. The Company is developing a pipeline of off-the-shelf T cell product candidates that are designed to target and kill cancer cells.
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
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company had cash, cash equivalents and investments of $809.5 million as of December 31, 2021. Since inception through December 31, 2021, the Company has incurred cumulative net losses of $903.3 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

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
Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to the fair value of common stock, the fair value of stock options, the fair value of investments, income tax uncertainties, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances change. Actual results could differ from those estimates.
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
The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, commercial paper, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. The accounts are monitored by management and management believes that the financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2021 and 2020, the Company has not experienced any credit losses in such accounts or investments.
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
The Company has issued letters of credit under separate lease and other agreements which have been collateralized by restricted cash. This cash is classified as long-term restricted cash on the accompanying consolidated balance sheets based on the terms of the underlying agreements.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. For the years ended December 31, 2021, 2020 and 2019 this was comprised of unrealized gains and losses, net of tax, on the Company’s investments.
Impairment of Long-Lived Assets
Long-lived assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There were impairment losses related to equipment disposals of less than $0.1 million and $0.2 million for the years ended December 31, 2021 and 2019, respectively. There were no impairment losses related to equipment disposals for the year ended December 31, 2020.
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
Recent Accounting Pronouncements Not Yet Adopted
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company's consolidated financial statements.
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
There were no Level 3 assets or liabilities at December 31, 2021 or 2020.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2021 are presented in the following table:

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds ¹	$115,867	$—	$—	$115,867
Commercial paper	—	58,976	—	58,976
Corporate bonds	—	223,474	—	223,474
U.S. treasury securities	303,016	—	—	303,016
U.S. agency securities	—	50,701	—	50,701
Total financial assets	$418,883	$333,151	$—	$752,034
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
There were no transfers of assets between the fair value measurement levels during the years ended December 31, 2021 or 2020.
Note 4. Investments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of December 31, 2021 are presented in the following table:

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$115,867	$—	$—	$115,867
Commercial paper	58,981	2	(7)	58,976
Corporate bonds	224,092	29	(647)	223,474
U.S. treasury securities	304,142	2	(1,128)	303,016
U.S. agency securities	51,075	—	(374)	50,701
Total cash equivalents and investments	$754,157	$33	$(2,156)	$752,034

Classified as:
Cash equivalents				$115,867
Short-term investments				283,988
Long-term investments				352,179
Total cash equivalents, and investments				$752,034
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
The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis.

The fair values of available-for-sale debt investments by contractual maturity as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(in thousands)
Due in 1 year or less	$283,988	$644,559
Due in 1 - 2 years	314,130	148,211
Due in 3 years	38,049	55,997
Instruments not due at a single maturity date	115,867	102,039
Total cash equivalents and investments	$752,034	$950,806
As of December 31, 2021 and 2020, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized losses on available-for-sale securities for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of December 31, 2021 and 2020, securities with a fair value of zero and $5.0 million, respectively, were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
As of December 31, 2021 and 2020, the Company recognized $1.9 million and $2.8 million of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the consolidated balance sheets.
Note 5. Balance Sheet Components
Property and Equipment, Net

	December 31,
	2021	2020
	(in thousands)
Leasehold improvements	$108,353	$31,518
Laboratory equipment	29,666	23,810
Computers equipment and purchased software	4,373	4,088
Furniture and fixtures	3,920	3,388
Construction in progress	39	68,944
Total	146,351	131,748
Less: accumulated depreciation	(23,361)	(12,908)
Total property and equipment, net	$122,990	$118,840
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $10.5 million, $7.4 million and $4.6 million respectively. Disposals of property and equipment were less than $0.1 million, zero and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued compensation and related benefits	$16,126	$15,943
Accrued research and development expenses	13,521	13,887
Accrued property and equipment	—	7,475
Unvested shares liability	2,904	2,842
Other	4,945	4,791
Total accrued and other current liabilities	$37,496	$44,938

Note 6. License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the years ended December 31, 2021, 2020 and 2019.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses in the consolidated statement of operations. For the years ended December 31, 2021 and 2019, $10 million and $5 million, respectively, of costs were incurred related to the achievement of clinical development milestones under this agreement. Zero clinical development milestones were achieved for the year ended December 31, 2020.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42 million and €70.5 million ($79.8 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.
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
For the years ended December 31, 2021 and 2020, the Company recorded $17.1 million and $8.5 million, respectively, of net cost recoveries under the cost-sharing terms as a reduction to research and development expenses. For the year ended December 31, 2019, the Company recorded $7.3 million of costs incurred under the collaboration agreement with Servier as research and development expenses. As of December 31, 2021 and 2020, amounts due from Servier of $4.1 million and $3.8 million, respectively, were recorded in other current assets in the accompanying consolidated balance sheets.
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
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. The Company recognized a research and development expense of $10 million during the year ended December 31, 2020 as the license had no foreseeable alternative future use. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, an Allogene representative serves on the Notch Board of Directors. In February 2021, the Company made an additional $15.9 million investment in Notch's Series A preferred stock. In October 2021, the Company made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, the Company's share in Notch was 23.0% on a voting interest basis. The Company did not have a controlling interest in Notch as of December 31, 2021, and continued to account for its investment in Notch as an equity method investment.
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
For the years ended December 31, 2021, 2020, and 2019, the Company recorded $4.3 million, $3.2 million, and $0.1 million, respectively, in collaboration costs as research and development expenses. For the year ended December 31, 2021, $0.3 million in costs were incurred related to the achievement of a research milestone under this agreement.
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
For the years ended December 31, 2021 and 2020, the Company recorded $1.0 million and zero, respectively, in collaboration costs as research and development expenses.
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
Pursuant to the Share Purchase Agreement, the Company acquired Seed Preferred Shares in Allogene Overland representing 49% of Allogene Overland's outstanding stock as partial consideration for the License Agreement, and Overland acquired Seed Preferred Shares representing 51% of Allogene Overland's outstanding stock for $117.0 million in upfront and certain quarterly cash payments, to support operations of Allogene Overland. As of December 31, 2021, the Company and Overland are the sole equity holders in Allogene Overland. The Company received $40 million from Allogene Overland as partial consideration for the License Agreement.

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

The Company has determined that Allogene Overland is a variable interest entity as of December 31, 2021 and 2020, respectively. The Company does not have the power to independently direct the activities which most significantly affect Allogene Overland's economic performance. Accordingly, for the years ended December 31, 2021 and 2020, the Company did not consolidate Allogene Overland because the Company determined that it was not the primary beneficiary.

For the years ended December 31, 2021 and 2020, the Company recognized $38.5 million and zero, respectively, of collaboration revenue, primarily related to the delivery of a performance obligation consisting of a license of intellectual property and related know-how which was delivered in the first quarter of 2021. For the year ended December 31, 2020, the Company recorded the $40.0 million upfront cash payment received from Allogene Overland as deferred revenue, of which $39.0 million was current, on the consolidated balance sheet.

Note 7. Commitments and Contingencies
Leases
In August 2018, the Company entered into an operating lease agreement (HQ Lease) for new office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term was 127 months beginning August 2018 through February 2029 with an option to extend the term for seven years which was not reasonably assured of exercise. The Company has made certain tenant improvements, including the addition of laboratory space, and has received $5.0 million of tenant improvement allowances up to December 31, 2021. The rent payments began on March 1, 2019 after an abatement period. In December 2021, the Company amended its lease agreement to lease an additional 47,566 square feet of office and laboratory space in South San Francisco, California, as part of the same building as the Company’s current headquarters. The lease term is 120 months and is expected to commence in April 2022. The rent payments for the expansion premises are expected to begin in August 2022 after an abatement period. The lease term for the existing premises was also extended and the lease for both the existing and expansion premises will expire on March 31, 2032 with an option to extend the term for eight years which is not reasonably assured of exercise.

In October 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of 14,943 square feet located in South San Francisco, California. The lease term was 124 months beginning November 2018 through February 2029, with an option to extend the term for another seven years which was not reasonably assured of exercise. The Company has made certain tenant improvements, including the upgrading of current office and laboratory space with a lease incentive allowance of $0.8 million. Rent payments began in November 2018. In December 2021, the Company amended its lease agreement to extend the term of the lease to be co-terminus with the HQ Lease. The lease term will expire March 31, 2032 with an option to extend the term for eight years which is not reasonably assured of exercise.

In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease term is 188 months beginning November 2020 through July 2036. Upon certain conditions, the Company has two ten-year options to extend the lease, both of which are not reasonably assured of exercise. The Company received $2.7 million of tenant improvement allowances.

The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the consolidated balance sheet. Restricted cash related to letters of credit due to landlords was $6.0 million and $5.2 million as of December 31, 2021 and 2020, respectively.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating lease liabilities
Current portion included in accrued and other current liabilities	$3,200	$2,974
Long-term portion of lease liabilities	69,929	50,809
Total operating lease liabilities	$73,129	$53,783
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2018
Operating lease cost	$7,513	$7,390	$5,945
Variable lease cost	1,629	1,382	1,087
Total lease costs	$9,142	$8,771	$7,033
Cash paid for amounts included in the measurement of lease liabilities for the twelve months ended December 31, 2021 was $6.0 million and was included in net cash used in operating activities in our consolidated statements of cash flows.

The undiscounted future non-cancellable lease payments under our operating leases as of December 31, 2021 is as follows:

Year ending December 31:	(in thousands)
2022	$8,004
2023	8,257
2024	8,523
2025	8,557
2026 and thereafter	74,396
Total undiscounted lease payments	107,737
Less: Present value adjustment	(34,283)
Less: Tenant improvement allowance	(325)
Total	$73,129

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.34%. As of December 31, 2021, the weighted average remaining lease term for our operating leases is 11.21 years.

Rent expense for short-term leases was $0.3 million, $0.2 million and $2.4 million for the years ended December 31, 2021, 2020 and 2019 respectively.

Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement. At the inception of such leases, the Company records an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. To determine the fair value of the obligation, we estimate the cost for a third-party to perform the restoration work. In subsequent periods, for each asset retirement obligation, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciate each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. Asset retirement obligations were $0.5 million and $0.5 million as of December 31, 2021 and 2020 respectively.
Other Commitments
Solar Power Purchase and Energy Services Agreement
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and is expected to commence in the first half of 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is disclosed as restricted cash in the consolidated balance sheets as of December 31, 2021 and 2020.
License Agreements for Intellectual Property
The Company has entered into certain license agreements for intellectual property which is used as part of our development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of December 31, 2021.
Purchase Commitments
In the normal course of business, the Company enters into various purchase commitments with third-party contract manufacturers for the manufacture and processing of our product candidates and related raw materials, and we have entered into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of December 31, 2021, the Company had non-cancellable purchase commitments of $3.7 million.
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
Note 8. Equity Method Investments
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
The Company’s total equity investment in Notch as of December 31, 2021 and 2020 was $18.0 million and $3.7 million, respectively, based on the cost method of accounting. During the years ended December 31, 2021, 2020 and 2019, the Company recognized its share of Notch's net loss under the other expenses caption within the consolidated statement of operations.
Allogene Overland Biopharm (CY) Limited
In conjunction with the execution of the License Agreement with Allogene Overland (see Note 6), the Company also entered into a Share Purchase Agreement and Shareholders' Agreement with the joint venture company acquiring shares of Allogene Overland’s Seed Preferred Shares representing a 49% ownership interest in exchange for entering into a License Agreement which had a carrying value of zero. The Company accounts for its investment in Allogene Overland as an equity method investment at carrying value. The Company's total equity investment in Allogene Overland was zero as of December 31, 2021.
The Company’s equity investment in Allogene Overland as of December 31, 2021 had a zero carryover basis. Therefore, the Company did not account for its share of losses incurred by Allogene Overland. See Note 6 for further details.
Note 9. Stockholders’ Equity
Preferred Stock
Pursuant to the Amended and Restated Certificate of Incorporation filed on October 15, 2018, as amended, the Company is authorized to issue a total of 10,000,000 shares of preferred stock, of which no shares were issued and outstanding at December 31, 2021 and 2020.
Common Stock
Pursuant to the Amended and Restated Certificate of Incorporation filed on October 15, 2018, as amended, the Company is authorized to issue a total of 200,000,000 shares of common stock, of which 142,623,065 and 140,474,305 shares were issued and outstanding at December 31, 2021 and 2020, respectively.

Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2021 and 2020, no dividends on common stock had been declared by the Company’s Board of Directors.
Note 10. Stock-Based Compensation
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
As of December 31, 2021 and 2020, there were 15,801,927 and 12,308,848 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2020	10,434,034	$17.73	8.29	$93,149
Options granted	2,427,013	29.98
Options exercised	(1,268,840)	10.78		$21,917
Options forfeited	(1,353,040)	20.74
Balance, December 31, 2021	10,239,167	$21.10	7.68	$26,223
Exercisable, December 31, 2021	7,646,675	$19.86	7.43	$23,819
Vested and expected to vest, December 31, 2021	10,239,167	$21.10	7.68	$26,223
The aggregate intrinsic values of options exercised, outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2021. During the years ended December 31, 2021 and 2020, the estimated weighted-average grant-date fair value of employee options granted was $18.79 per share and $13.79 per share, respectively. As of December 31, 2021 and 2020, there was $75.5 million and $81.1 million, respectively, of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2 years, 176 days and 2 years, 222 days, respectively.

The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020
Fair value of common stock	$15.37 - $39.02	$18.22 - $48.94
Expected term in years	5.27 - 6.25	5.31 - 6.09
Expected volatility	69.73% - 71.69%	71.42% - 72.14%
Expected risk-free interest rate	0.60% - 1.40%	0.31% - 1.65%
Expected dividend	0%	0%
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
For the years ended December 31, 2021 and 2020, total stock-based compensation expense related to stock options was $38.2 million and $31.8 million, respectively.
Restricted Stock Unit Activity

The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2020	2,493,920	$26.14	1.66	$62,947
Granted	3,028,477	26.88	1.87
Vested	(689,475)	26.81
Forfeited	(571,814)	27.54
Unvested December 31, 2021	4,261,108	$26.37	1.72	$63,576
Vested and expected to vest, December 31, 2021	4,261,108	$26.37	1.72	$63,576

For the year ended December 31, 2019, the Company granted 57,361 performance based restricted stock units to a certain executive officer pursuant to the 2018 Plan. These performance awards are subject to the holder's continued service to the Company through each applicable vesting event. During the year ended December 31, 2021, the Company determined that the achievement of the first requisite performance condition for these awards was probable, and as a result, recognized $0.5 million in stock-based compensation expense related to these awards as of December 31, 2021.
For the years ended December 31, 2021 and 2020, total stock-based compensation expense related to restricted stock units and performance based restricted stock units was $26.6 million and $17.2 million, respectively. As of December 31, 2021 and 2020, there was $90.7 million and $51.1 million, respectively, of unrecognized stock-based compensation which is expected to be recognized over a weighted average period of 2.92 years.
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
The fair values of the rights granted under the ESPP were calculated using the following assumptions:

Year ended December 31,
	2021	2020
Expected term (in years)	0.50 – 2.00	0.50 – 2.00
Volatility	59.35% - 80.00%	63.88% - 72.75%
Risk-free interest rate	0.05%-0.23%	0.12% - 0.36%
Dividend yield	—	—
For the years ended December 31, 2021 and 2020, total stock-based compensation expense related to ESPP was $2.3 million and $2.5 million, respectively.

Founders’ Stock
In 2018, the Company’s founders agreed to modify their common shares outstanding to include vesting provisions that require continued service to the Company in order to vest in those shares. Stock-based compensation expense is recognized for shares of founders’ stock as vesting conditions are met. In relation to the modification, 24,230,750 shares of founders’ stock remained unvested at the modification date in April 2018. For the years ended December 31, 2021, 2020 and 2019, $13.7 million, $13.7 million, and $13.7 million of stock-based compensation expense was recognized related to the vesting of 6,057,695, 6,057,684, and 6,057,684 shares, respectively, of founders' stock. At December 31, 2021 and 2020, there was $3.4 million and $17.1 million of unrecognized stock-based compensation expense related to 1,514,424 and 7,572,119 shares of unvested founders’ stock which is expected to be recognized over 3 months and 15 months, respectively. The weighted-average fair value at grant date for founders’ stock was $2.27 per share.
Total stock-based compensation expense related to stock options, restricted stock units, employee stock purchase plans and vesting of the founders’ common stock was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development	$39,611	$31,309	$19,429
General and administrative	41,207	33,952	26,634
Total stock-based compensation expense	$80,818	$65,261	$46,063
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the Prior 2018 Plan and the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities and other long-term liabilities for the noncurrent portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. During the years ended December 31, 2021 and 2020, 293,594 and zero options were early exercised. As of December 31, 2021 and 2020, there was $2.9 million and $2.8 million recorded in accrued and other liabilities and $2.5 million and $1.1 million recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the consolidated financial statements since the exercise date but the shares which are subject to future vesting conditions are not included in the calculation of earnings per share.
Note 11. Related Party Transactions
Pfizer Inc.
PF Equity Holdings 2 B.V. held 22,032,040 shares of Common Stock based on the Schedule 13D/A filed on September 17, 2021 with the SEC. According to the Schedule 13D/A filing, PF Equity Holdings 2 B.V. is a wholly-owned subsidiary of Pfizer formed for the purpose of holding certain assets owned or controlled by Pfizer or its direct or indirect subsidiaries.
In April 2018, the Company and Pfizer entered into a transition services agreement (the Pfizer TSA) for Pfizer to provide professional services to the Company related to research and development, project management, and other administrative functions. In September 2019, the Company and Pfizer terminated the Pfizer TSA. For the years ended December 31, 2021 and 2020, zero costs were incurred under the Pfizer TSA. For the year ended December 31, 2019, the costs incurred under the Pfizer TSA were $4.5 million.
The Company also purchased certain lab supplies and services from Pfizer in connection with its research and development activities. For the years ended December 31, 2021 and 2020, zero lab supplies and services were purchased from Pfizer. For the year ended December 31, 2019, total lab supplies and services purchased from Pfizer were $1.4 million.
During the year ended December 31, 2021, the Company sold $0.1 million in excess raw materials to Pfizer.
Collaboration Revenue

In December 2020, the Company entered into a license agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). The license agreement was subsequently assigned to a wholly-owned subsidiary of Allogene Overland, Allogene Overland BioPharm (HK) Limited. During the years ended December 31, 2021 and 2020, the Company recognized $38.5 million and zero, respectively, of collaboration revenue under this arrangement.
For the years ended December 31, 2021 and 2020, the Company recorded $0.2 million and zero, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chair of the board of directors, and a director of the Company to provide various managerial, clinical development, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.6 million, $0.4 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
In August 2018, the Company entered into a consulting agreement with Bellco Capital LLC (Bellco). Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $33,333 per month in arrears commencing January 2019, $37,000 per month in arrears commencing January 2020, and $38,583 per month in arrears commencing January 2021. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus and out-of-pocket expenses incurred under this consulting agreement were $0.7 million, $0.9 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021 and 2020, amounts due to Bellco of $0.3 million and $0.3 million, respectively, were recorded in accrued and other current liabilities in the accompanying consolidated balance sheets.
Sublease Agreements
In December 2018, the Company entered into a sublease with Bellco for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. In November 2021, the sublease was extended to June 30, 2025. The Company’s executive chair, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco Capital Advisors Inc. The total right of use asset and associated liability recorded related to this related party lease was $0.3 million and $0.1 million at December 31, 2021 and 2020, respectively.
In February 2019, the Company subleased 2,180 square feet of its office space in New York, New York, to ByHeart, Inc., formerly known as Second Science, Inc. (ByHeart). ByHeart is a development-stage infant formula company. Certain of the Company’s board members and executive officers have beneficial ownership in ByHeart and two serve on the board of directors of ByHeart. In September 2019, the Company entered into an amendment to the sublease agreement and increased the subleased space to 2,907 square feet. In October 2020, the sublease agreement between the Company and ByHeart was terminated. Sublease income for the years ended December 31, 2021 and 2020 was zero and $0.3 million, respectively, and was recognized as other income.
Note 12. 401(k) Plan
In April 2018, the Company began to sponsor a 401(k) retirement savings plan for the benefit of its employees. All employees are eligible to participate, provided they meet the requirements of the plan. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $1.8 million, $1.4 million and $0.9 million related to matched contributions for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 13. Income Taxes

The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.
The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

	Year Ended December 31,
	2021	2020	2019
Current:	(in thousands)
Federal	$—	$—	$—
State	—	—	1
	—	—	1
Deferred:
Federal	—	—	(251)
State	—	—	(81)
	—	—	(332)
Benefit for income taxes	$—	$—	$(331)
Reconciliation of the benefit for income taxes calculated at the statutory rate to our benefit for income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Tax benefit at federal statutory rate	$(53,971)	$(52,546)	$(38,834)
State taxes, net of federal benefit	806	(18,656)	(12,951)
Stock-based compensation	4,534	997	2,037
Research tax credits	(2,942)	(2,319)	(1,714)
Change in valuation allowance	52,265	72,538	49,989
Other	(692)	(14)	1,142
Benefit for incomes taxes	$—	$—	$(331)
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$162,996	$115,199	$54,018
Tax credit carryforwards	15,595	8,297	4,239
Intangibles	14,648	20,582	22,770
Accrued expenses	3,213	3,888	2,375
Lease liabilities	16,344	15,050	14,839
Stock based compensation	15,273	12,970	6,870
Investments	1,543	175	—
Other	358	12	—
Total deferred tax assets	229,970	176,173	105,111
Deferred tax liabilities:
Fixed assets	(219)	(172)	(361)
Right of use leased assets	(12,969)	(11,556)	(12,453)
Investments	—	—	(393)
Other	(71)	—	—
Total deferred tax liabilities	(13,259)	(11,728)	(13,207)
Net deferred tax assets	216,711	164,445	91,904
Valuation allowance	(216,711)	(164,445)	(91,904)
Net deferred tax assets	$—	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $52.3 million, $72.5 million and $50.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.
The following table sets forth our federal and state NOL carryforwards and federal research and development tax credits as of December 31, 2021:

	Amount	Expiration
	(in thousands)
Net operating losses, federal	$628,232	Indefinite
Net operating losses, federal	$2	2037
Net operating losses, state	$444,859	2037-2041
Tax credits, federal	$12,805	2038-2041
Tax credits, state	$11,691	Indefinite
California Competes Tax credits, state	$3,000	2026
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
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance was effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption was permitted. The Company early adopted this standard as of January 1, 2020 on a prospective basis in accordance with ASC 250, Accounting Changes and Error Corrections. The adoption resulted in the Company no longer needing to determine the tax effect from unrealized gains on available for sale securities, which previously had been disclosed in the consolidated statement of operations as a benefit from income taxes. The impact of the adoption is that the benefit from income taxes in the consolidated statement of operations and comprehensive loss is zero. For the years ended December 31, 2021 and 2020, the Company recorded a tax benefit of zero. For the year ended December 31, 2019, the Company recorded a tax benefit of $0.3 million, in other comprehensive income, related to available-for-sale securities.
We apply the provisions of ASC Topic 740 to account for uncertain income tax positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2021	2020	2019
	(in thousands)
Balance at beginning of the year:	$6,161	$3,148	$920
Additions based on tax positions related to current year	3,637	3,013	2,228
Additions to tax position of prior year	—	—	—
Reductions to tax position of prior years	—	—	—
Lapse of the applicable statute of limitations	—	—	—
Balance at end of the year	$9,798	$6,161	$3,148
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of interest and other income, net, as necessary. As of December 31, 2021, 2020 and 2019, there were no accrued interest and penalties related to uncertain tax positions. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.  We are subject to examination by U.S. federal or state tax authorities for all years since inception.
Note 14. Net Loss and Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(257,005)	$(250,221)	$(184,594)
Denominator:
Weighted average common shares outstanding	135,820,386	120,370,177	101,061,149
Net loss per share, basic and diluted	$(1.89)	$(2.08)	$(1.83)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2021	2020	2019
Stock options to purchase common stock	10,239,167	10,434,034	9,190,522
Restricted stock units subject to vesting	4,261,108	2,493,920	1,941
Expected shares purchased under Employee Stock Purchase Plan	474,966	312,750	195,161
Founder shares subject to future vesting	1,514,424	7,572,119	13,629,803
Early exercised stock options subject to future vesting	720,321	1,737,137	2,992,290
Total	17,209,986	22,549,960	27,948,931

Note 15. Subsequent Events

On January 5, 2022, the Company entered into an exclusive collaboration and global license agreement (Antion Collaboration and License Agreement) with Antion Biosciences SA (Antion) for Antion’s miRNA technology (miCAR), to advance multiplex gene silencing as an additional tool to develop next generation allogeneic CAR T products. Pursuant to the agreement, Antion will exclusively collaborate with the Company on oncology products for a defined period. The Company will also have exclusive worldwide rights to commercialize products incorporating Antion technology developed during the collaboration.
The Antion Collaboration and License Agreement includes an exclusive research collaboration to conduct research and development of the use of Antion’s proprietary technologies to produce certain products for a defined period, which will be conducted in accordance with an agreed research plan and budget under the oversight of a joint steering committee. The Company will reimburse Antion's costs incurred in accordance with such plan and budget.
In connection with the execution of the Antion Collaboration and License Agreement, the Company made an upfront payment to Antion of $3.3 million. In addition, the Company made a $3.0 million investment in Antion's preferred stock. In connection with this investment, a Company representative was appointed to Antion’s Board of Directors.

Under the Antion Collaboration and License Agreement, Antion will be eligible to receive up to $35.3 million for four products upon achievement of certain development and regulatory milestones. For each additional product, Antion will be eligible to receive $2.0 million upon achievement of a regulatory milestone. Antion is also entitled to receive a low single-digit royalty on the Company’s sales of licensed products, subject to certain reductions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Allogene Therapeutic, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Allogene Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Allogene Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst and Young LLP

Redwood City, California
February 23, 2022
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC by May 2, 2022 (our Proxy Statement) and is incorporated in this Annual Report by reference.
We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.allogene.com under the Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Code of Business Conduct and Ethics from our Compliance Officer, c/o Allogene Therapeutics, Inc., 210 E. Grand Avenue, South San Francisco, CA 94080.
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

10.7+
Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693) for the year ended December 31, 2020, filed with the SEC on February 25, 2021).

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

10.18	First Amendment, dated December 10, 2021, to the Lease, dated August 1, 2018, by and between the Registrant and Britannia Pointe Grand Limited Partnership.
10.19
Lease Agreement, dated October 25, 2018, by and between the Registrant and HCP, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693), filed with the SEC on March 8, 2019).

10.20	First Amendment, dated December 10, 2021, to the Lease Agreement, dated October 25, 2018, by and between the Registrant and Healthpeak Properties, Inc. (formerly known as HCP, Inc.).
10.21
Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693), filed with the SEC on March 8, 2019).

10.22
First Amendment, dated September 4, 2019, to the Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on November 5, 2019).

10.23
Second Amendment, dated July 15, 2020, to the Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693) for the quarter ended June 30, 2020, filed with the SEC on August 5, 2020).

10.24
Sales Agreement, dated November 5, 2019, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-234516), filed with the SEC on November 5, 2019).

10.25*¥
Exclusive License Agreement, dated December 14, 2020, by and between the Registrant and Allogene Overland Biopharm (CY) Limited (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693) for the year ended December 31, 2020, filed with the SEC on February 25, 2021).

10.26*¥
Share Purchase Agreement, dated December 14, 2020, by and among the Registrant, Overland Pharmaceuticals (CY) Inc. and Allogene Overland Biopharm (CY) Limited (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693) for the year ended December 31, 2020, filed with the SEC on February 25, 2021).

10.27*
Shareholders' Agreement, dated December 14, 2020, by and among the Registrant, Overland Pharmaceuticals (CY) Inc. and Allogene Overland Biopharm (CY) Limited (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693) for the year ended December 31, 2020, filed with the SEC on February 25, 2021).

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California, on February 23, 2022.

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

Signature	Title	Date

/s/ David Chang, M.D., Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	February 23, 2022
David Chang, M.D., Ph.D.	(Principal Executive Officer)

/s/ Eric Schmidt, Ph.D.	Chief Financial Officer	February 23, 2022
Eric Schmidt, Ph.D.	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun, M.D., FACS	Executive Chair of the Board of Directors	February 23, 2022
Arie Belldegrun, M.D., FACS

/s/ Elizabeth Barrett	Member of the Board of Directors	February 23, 2022
Elizabeth Barrett

/s/ David Bonderman	Member of the Board of Directors	February 23, 2022
David Bonderman

/s/ John DeYoung	Member of the Board of Directors	February 23, 2022
John DeYoung

/s/ Franz Humer, Ph.D.	Member of the Board of Directors	February 23, 2022
Franz Humer, Ph.D.

/s/ Joshua Kazam	Member of the Board of Directors	February 23, 2022
Joshua Kazam

/s/ Deborah Messemer	Member of the Board of Directors	February 23, 2022
Deborah Messemer

/s/ Vicki Sato, Ph.D.	Member of the Board of Directors	February 23, 2022
Vicki Sato, Ph.D.

/s/ Todd Sisitsky	Member of the Board of Directors	February 23, 2022
Todd Sisitsky

/s/ Owen Witte, M.D.	Member of the Board of Directors	February 23, 2022
Owen Witte, M.D.