Form 10-Q
period 2022-03-31
Allogene Therapeutics, Inc.
filed 2022-05-04
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 2, 2022, the registrant had 143,600,314 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets		(1)
Current assets:
Cash and cash equivalents	$84,514	$173,314
Short-term investments	364,536	283,988
Prepaid expenses and other current assets	20,694	14,021
Total current assets	469,744	471,323
Long-term investments	284,093	352,179
Operating lease right-of-use asset	57,057	58,030
Property and equipment, net	120,200	122,990
Restricted cash	10,292	10,292
Other long-term assets	9,042	5,815
Equity method investment	14,204	18,005
Total assets	$964,632	$1,038,634
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,708	$10,255
Accrued and other current liabilities	27,763	37,496
Deferred revenue	406	423
Total current liabilities	36,877	48,174
Lease liability, non-current	69,035	69,929
Other long-term liabilities	3,490	4,125
Total liabilities	109,402	122,228
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares were issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 143,569,902 and 142,623,065 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	143	142
Additional paid-in capital	1,847,534	1,822,179
Accumulated deficit	(983,198)	(903,348)
Accumulated other comprehensive (loss)	(9,249)	(2,567)
Total stockholders’ equity	855,230	916,406
Total liabilities and stockholders’ equity	$964,632	$1,038,634
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1)The balance sheet as of December 31, 2021 is derived from the audited financial statements as of that date.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue - related party	$61	$38,345
Operating expenses:
Research and development	60,156	55,183
General and administrative	19,897	16,363
Total operating expenses	80,053	71,546
Loss from operations	(79,992)	(33,201)
Other income (expense), net:
Interest and other income, net	492	511
Other expenses	(350)	(325)
Total other income, net	142	186
Net loss	(79,850)	(33,015)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments	(6,682)	(369)
Net comprehensive loss	$(86,532)	$(33,384)
Net loss per share, basic and diluted	$(0.56)	$(0.25)
Weighted-average number of shares used in computing net loss per share, basic and diluted	141,356,306	132,165,014
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2021	142,623,065	$142	$1,822,179	$(903,348)	$(2,567)	$916,406
Issuance of common stock upon exercise of stock options and vesting of RSUs	715,961	1	282	—	—	283
Vesting of early exercised common stock	—	—	1,228	—	—	1,228
Stock-based compensation	—	—	22,315	—	—	22,315
Employee stock purchase plan	230,876	—	1,530	—	—	1,530
Net loss	—	—	—	(79,850)	—	(79,850)
Net unrealized loss on available-for-sale investments	—	—	—	—	(6,682)	(6,682)
Balance - March 31, 2022	143,569,902	$143	$1,847,534	$(983,198)	$(9,249)	$855,230

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2020	140,474,305	$140	$1,725,552	$(646,343)	$268	$1,079,617
Issuance of common stock upon exercise of stock options and vesting of RSUs	897,744	1	4,059	—	—	4,060
Vesting of early exercised common stock	—	—	710	—	—	710
Stock-based compensation	—	—	16,792	—	—	16,792
Employee stock purchase plan	98,026	—	1,984	—	—	1,984
Net loss	—	—	—	(33,015)	—	(33,015)
Net unrealized loss on available-for-sale investments	—	—	—	—	(369)	(369)
Balance - March 31, 2021	141,470,075	$141	$1,749,097	$(679,358)	$(101)	$1,069,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(79,850)	$(33,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	22,315	16,792
Depreciation and amortization	3,692	1,918
Net amortization/accretion on investment securities	1,332	1,911
Non-cash rent expense	466	2,007
Share of loss from equity method investment	3,800	325
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,673)	740
Other long-term assets	(3,114)	(799)
Accounts payable	(505)	4,152
Accrued and other current liabilities	(9,048)	(4,314)
Deferred revenue	(17)	(38,753)
Other long-term liabilities	(635)	(292)
Net cash used in operating activities	(68,237)	(49,328)
Cash flows from investing activities:
Purchases of property and equipment	(1,902)	(6,461)
Purchase of stock in equity method investment	—	(15,938)
Proceeds from maturities of investments	68,680	268,249
Purchase of investments	(89,155)	(149,052)
Net cash (used in) provided by investing activities	(22,377)	96,798
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	283	4,060
Proceeds from issuance of common stock under the employee stock purchase plan	1,531	1,984
Net cash provided by financing activities	1,814	6,044
Net change in cash, cash equivalents and restricted cash	(88,800)	53,514
Cash, cash equivalents and restricted cash — beginning of period	183,606	192,800
Cash, cash equivalents and restricted cash — end of period	$94,806	$246,314
Non-cash investing activities:
Property and equipment purchases in accounts payable and accrued and other current liabilities	$725	$8,299
Capitalized cloud computing costs included in accounts payable and accrued and other current liabilities	$111	$277
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(1,980)	$(966)
Cash received for amounts related to tenant improvement allowances	$325	$1,111
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

The Company had cash and cash equivalents and investments of $733.1 million as of March 31, 2022. Since inception through March 31, 2022, the Company has incurred cumulative net losses of $983.2 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
The condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity as of March 31, 2022 and 2021, the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2022.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements issued or effective that are expected to have a material impact on the Company's condensed financial statements.
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
Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments are measured at fair value based on inputs including quoted prices that are derived from observable market data and are classified as Level 2 inputs, except for investments in U.S. treasury securities which are classified as Level 1.
There were no Level 3 assets or liabilities as of March 31, 2022 and as of December 31, 2021.

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2022 and as of December 31, 2021 are presented in the following tables:

	March 31, 2022
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$34,312	$—	$—	$34,312
Commercial paper	—	32,939	—	32,939
Corporate bonds	—	226,714	—	226,714
U.S. treasury securities	340,203	—	—	340,203
U.S. agency securities	—	49,773	—	49,773
Total financial assets	$374,515	$309,426	$—	$683,941

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$115,867	$—	$—	$115,867
Commercial paper	—	58,976	—	58,976
Corporate bonds	—	223,474	—	223,474
U.S. treasury securities	303,016	—	—	303,016
U.S. agency securities	—	50,701	—	50,701
Total financial assets	$418,883	$333,151	$—	$752,034
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets

4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of March 31, 2022 and as of December 31, 2021 are presented in the following tables:

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$34,312	$—	$—	$34,312
Commercial paper	32,946	—	(7)	32,939
Corporate bonds	229,391	5	(2,682)	226,714
U.S. treasury securities	345,024	1	(4,822)	340,203
U.S. agency securities	51,075	—	(1,302)	49,773
Total cash equivalents and investments	$692,748	$6	$(8,813)	$683,941

Classified as:
Cash equivalents				$35,312
Short-term investments				364,536
Long-term investments				284,093
Total cash equivalents and investments				$683,941

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$115,867	$—	$—	$115,867
Commercial paper	58,981	2	(7)	58,976
Corporate bonds	224,092	29	(647)	223,474
U.S. treasury securities	304,142	2	(1,128)	303,016
U.S. agency securities	51,075	—	(374)	50,701
Total cash equivalents and investments	$754,157	$33	$(2,156)	$752,034

Classified as:
Cash equivalents				$115,867
Short-term investments				283,988
Long-term investments				352,179
Total cash equivalents and investments				$752,034
As of March 31, 2022, the remaining contractual maturities of available-for-sale securities were less than 3 years. There have been no significant realized losses on available-for-sale securities for the periods presented. As of March 31, 2022, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of March 31, 2022 and December 31, 2021, no securities were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
As of March 31, 2022 and December 31, 2021, the Company recognized $1.9 million of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the consolidated balance sheets.
5.         Balance Sheet Components
Property and Equipment, Net

Property and Equipment consist of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Leasehold improvements	108,353	108,353
Laboratory equipment	30,287	29,666
Computer equipment and purchased software	4,633	4,373
Furniture and fixtures	3,941	3,920
Construction in progress	39	39
Total	147,253	146,351
Less: accumulated depreciation	(27,053)	(23,361)
Total property and equipment, net	$120,200	$122,990

6.         License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets, including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three months ended March 31, 2022 or 2021.
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
The royalties are payable, on a licensed-product-by-licensed-product and country-by-country basis, until the later of (i) the expiration of the last to expire of the licensed patents covering such product; (ii) the loss of regulatory exclusivity afforded such product in such country, and (iii) the tenth anniversary of the date of the first commercial sale of such product in such country; however, in no event shall such royalties be payable, with respect to a particular licensed product, past the twentieth anniversary of the first commercial sale for such product.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses. For the three months ended March 31, 2022 and 2021, zero and $5.0 million, respectively, in costs were incurred related to the achievement of clinical development milestones under this agreement.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42.0 million and €70.5 million ($78.3 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.
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
For the three months ended March 31, 2022 and 2021, the Company recorded $5.1 million and $3.9 million, respectively, of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. As of March 31, 2022 and December 31, 2021, amounts due from Servier of $9.4 million and $4.1 million, respectively, were recorded in other current assets in the accompanying condensed consolidated balance sheets.
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
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, an Allogene representative serves on the Notch Board of Directors. In February 2021, the Company made an additional $15.9 million investment in Notch's Series A preferred stock. In October 2021, the Company made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, the Company's share in Notch was 23.0% on a voting interest basis. The Company did not have a controlling interest in Notch as of March 31, 2022, and continued to account for its investment in Notch as an equity method investment.
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
For the three months ended March 31, 2022 and 2021, the Company recorded $0.8 million and $1.2 million, respectively, in collaboration costs as research and development expenses.
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

For the three months ended March 31, 2022 and 2021, the Company recorded $0.3 million and less than $0.1 million in collaboration costs as research and development expenses.
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
The Company has determined that Allogene Overland is a variable interest entity as of March 31, 2022 and December 31, 2021. The Company does not have the power to independently direct the activities which most significantly affect Allogene Overland's economic performance. Accordingly, the Company did not consolidate Allogene Overland because the Company determined that it was not the primary beneficiary.
For the three months ended March 31, 2022 and 2021, the Company recognized less than $0.1 million and $38.3 million of collaboration revenue, respectively. For the three months ended March 31, 2022 and 2021, the Company recorded $0.3 million and zero, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses.
Collaboration and License Agreement with Antion
On January 5, 2022, the Company entered into an exclusive collaboration and global license agreement (Antion Collaboration and License Agreement) with Antion Biosciences SA (Antion) for Antion’s miRNA technology (miCAR), to advance multiplex gene silencing as an additional tool to develop next generation allogeneic CAR T products. Pursuant to the agreement, Antion will exclusively collaborate with the Company on oncology products for a defined period. The Company will also have exclusive worldwide rights to commercialize products incorporating Antion technology developed during the collaboration.
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
In connection with the execution of the Antion Collaboration and License Agreement, the Company made an upfront payment to Antion of $3.5 million in return for a license to access Antion's technology in order to conduct research pursuant to the agreement. The upfront payment was fully recognized as research and development expense as the license had no foreseeable alternative future use. In addition, the Company made a $3.0 million investment in Antion's preferred stock and is expected to make an additional $3.0 million investment in Antion's preferred stock upon achievement of an agreed milestone. The Company accounts for its investment in Antion's preferred stock as an equity investment measured at cost less any impairment. In connection with this investment, a Company representative was appointed to Antion’s Board of Directors.

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
For the three months ended March 31, 2022, the Company recorded $3.5 million in research and development expenses related to the upfront payment and collaboration costs, of which $0.2 million is recorded in accrued and other liabilities as of March 31, 2022. The Company's total equity investment in Antion was $3.0 million as of March 31, 2022 and is recognized in other long-term assets in the condensed consolidated balance sheets.
7.         Commitments and Contingencies
Leases
In August 2018, the Company entered into an operating lease agreement (HQ Lease) for office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term was 127 months beginning August 2018 through February 2029 with an option to extend the term for seven years which was not reasonably assured of exercise. The Company has made certain tenant improvements, including the addition of laboratory space, and has received $5.0 million of tenant improvement allowances. The rent payments began on March 1, 2019 after an abatement period. In December 2021, the Company amended its lease agreement to lease an additional 47,566 square feet of office and laboratory space in South San Francisco, California, as part of the same building as the Company’s current headquarters. The lease term is 120 months and is expected to commence in April 2022. The rent payments for the expansion premises are expected to begin in August 2022 after an abatement period. The lease term for the existing premises was also extended and the lease for both the existing and expansion premises will expire on March 31, 2032 with an option to extend the term for eight years which is not reasonably assured of exercise.
In October 2018, the Company entered into an operating lease agreement for office and laboratory space which consists of 14,943 square feet located in South San Francisco, California. The lease term was 124 months beginning November 2018 through February 2029, with an option to extend the term for another seven years which was not reasonably assured of exercise. The Company has made certain tenant improvements, including the upgrading of current office and laboratory space with a lease incentive allowance of $0.8 million. Rent payments began in November 2018. In December 2021, the Company amended its lease agreement to extend the term of the lease to be co-terminus with the HQ Lease. The lease term will expire March 31, 2032 with an option to extend the term for eight years which is not reasonably assured of exercise.
In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease term is 188 months beginning November 2020 through July 2036. Upon certain conditions, the Company has two ten-year options to extend the lease, both of which are not reasonably assured of exercise. The Company has received $3.0 million of tenant improvement allowances for costs related to the design and construction of certain Company improvements up to March 31, 2022.

The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million and $6.0 million as of March 31, 2022 and December 31, 2021, respectively.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating lease liabilities
Current portion included in accrued and other current liabilities	$3,588	$3,200
Long-term portion of lease liabilities	69,035	69,929
Total operating lease liabilities	$72,623	$73,129
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$2,122	$1,862
Variable lease cost	455	327
Total lease costs	$2,577	$2,189
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2022 was $2.0 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.
The undiscounted future lease payments under the lease agreements as of March 31, 2022 were as follows:

Year ending December 31:	(In thousands)
2022 (remaining 9 months)	$6,023
2023	8,257
2024	8,523
2025	8,557
2026	8,598
2027 and thereafter	65,798
Total undiscounted lease payments	105,756
Less: Present value adjustment	(33,133)
Total	$72,623
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.36%. As of March 31, 2022, the weighted average remaining lease term for our operating leases is 10.99 years.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and is expected to commence in the second half of 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is disclosed as restricted cash in the condensed consolidated balance sheets as of March 31, 2022.

The Company has entered into certain license agreements for intellectual property which is used as part of our development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of March 31, 2022.
The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of March 31, 2022, the Company had non-cancellable purchase commitments of $2.8 million.
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
The Company’s total equity investment in Notch as of March 31, 2022 and December 31, 2021 was $14.2 million and $18.0 million, respectively, and the Company accounted for the investment using the equity method of accounting. During the three months ended March 31, 2022 and 2021, the Company recognized its share of Notch's net loss under the other expenses caption within the condensed consolidated statement of operations.
Allogene Overland
In conjunction with the execution of the License Agreement with Allogene Overland (see Note 6), the Company also entered into a Share Purchase Agreement and Shareholders' Agreement with the joint venture company acquiring shares of Allogene Overland’s Seed Preferred Shares representing a 49% ownership interest in exchange for entering into a License Agreement which had a carrying value of zero. The Company accounts for its investment in Allogene Overland as an equity method investment at carrying value. The Company's total equity investment in Allogene Overland was zero as of March 31, 2022 and December 31, 2021.
The Company’s equity investment in Allogene Overland as of March 31, 2022 and December 31, 2021 had a zero carryover basis. Therefore, the Company did not account for its share of losses incurred by Allogene Overland. See Note 6 for further details.
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
As of March 31, 2022, there were 14,142,447 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
Stock Option Activity

The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2021	10,239,167	$21.10	7.68	$26,223
Granted	7,142,808	9.70
Exercised	(104,740)	2.38
Forfeited	(221,691)	28.64
Balance, March 31, 2022	17,055,544	$16.34	8.53	$12,845
Exercisable, March 31, 2022	7,850,808	$20.18	7.29	$12,193
Vested and expected to vest, March 31, 2022	17,055,544	$16.34	8.53	$12,845
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on March 31, 2022. For the three months ended March 31, 2022, the estimated weighted-average grant-date fair value of employee options granted was $6.24 per share. As of March 31, 2022, there was $108.0 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2 years, 360 days.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term in years	6.07	6.06 - 6.08
Expected volatility	70.82%	70.80%
Expected risk-free interest rate	1.61% - 2.34%	0.60% - 1.16%
Expected dividend	0%	0%
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
Restricted Stock Unit Activity

The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2021	4,261,108	$26.37	1.72	$63,576
Granted	2,006,684	9.73	2.43
Vested	(618,478)	27.74
Forfeited	(137,168)	27.40
Unvested March 31, 2022	5,512,146	$20.13	1.99	$50,216
Vested and expected to vest, March 31, 2022	5,512,146	$20.13	1.99	$50,216
As of March 31, 2022, there was $98.1 million of unrecognized stock-based compensation related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2 years, 346 days.
Total stock-based compensation related to stock options, restricted stock units, employee stock purchase plan and vesting of the founders’ common stock was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$11,080	$7,920
General and administrative	11,235	8,872
Total stock-based compensation	$22,315	$16,792
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the Prior 2018 Plan and the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities for the current portion, and other long-term liabilities for the non-current portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. In May 2021, 293,594 options were early exercised, resulting in proceeds of $5.3 million. As of March 31, 2022 and December 31, 2021 there was $2.3 million and $2.9 million, respectively, recorded in accrued and other liabilities and $1.9 million and $2.5 million, respectively, recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the condensed consolidated financial statements since the exercise date but the shares which are subject to future vesting conditions are not included in the calculation of earnings per share.

10.         Related Party Transactions
Collaboration Revenue
In December 2020, the Company entered into a license agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). The license agreement was subsequently assigned to a wholly-owned subsidiary of Allogene Overland, Allogene Overland BioPharm (HK) Limited. During the three months ended March 31, 2022 and 2021, the Company recognized less than $0.1 million and $38.3 million, respectively, of collaboration revenue under this arrangement.
For the three months ended March 31, 2022 and 2021, the Company recorded $0.3 million and zero, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses.
Sublease Agreement
In December 2018, the Company entered into a sublease with Bellco Capital LLC (Bellco) for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. In November 2021, the sublease was extended to June 30, 2025. The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco Capital Advisors Inc. The total right of use asset and associated liability recorded related to this related party lease was $0.3 million at March 31, 2022 and December 31, 2021.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River, LLC (Two River), a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chair of the board of directors, and a director of the Company to provide various managerial, clinical development, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $38,583 per month in arrears commencing January 2021 and $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The cost incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.2 million for the three months ended March 31, 2022 and 2021.
11.         Income Taxes
The Company has a history of losses and expects to record a loss in 2022. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	March 31,
	2022	2021
Stock options to purchase common stock	17,055,544	11,107,162
Restricted stock units subject to vesting	5,512,146	3,053,413
Expected shares to be purchased under Employee Stock Purchase Plan	616,036	258,986
Founders' shares of common stock subject to future vesting	—	6,057,696
Early exercised stock options subject to future vesting	378,143	1,423,350
Total	23,561,869	21,900,607

13.         Subsequent Events
None noted.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (Annual Report), which was filed with the Securities and Exchange Commission (SEC) on February 23, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Allogene,” “we,” “us” and “our” refer to Allogene Therapeutics, Inc., and references to “Servier” collectively refer to Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS.
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

We are conducting long-term follow-up in our Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with relapsed or refractory (R/R) non-Hodgkin lymphoma (NHL). We are also progressing the development of the second-generation version of ALLO-501, known as ALLO-501A. We have removed rituximab recognition domains in ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL. We initiated a Phase 1/2 clinical trial for ALLO-501A (the ALPHA2 trial) in the second quarter of 2020. We plan to seek agreement with the U.S. Food and Drug Administration (the FDA) to proceed to Phase 2 on matters such as chemistry, manufacturing and controls (CMC), including for the use of ALLO-501A manufactured at our own manufacturing facility, and trial designs to evaluate both ALLO-501A and ALLO-647. Subject to further patient follow-up and FDA discussion, we plan to proceed to the Phase 2 portion of the trial in adult patients with R/R large B-cell lymphoma in mid-2022.

We are sponsoring two clinical trials in adult patients with R/R multiple myeloma, a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715 and a Phase 1 clinical trial (the IGNITE trial) of ALLO-605, our first product candidate to incorporate our TurboCAR technology. TurboCAR technology allows cytokine signaling to be engineered selectively into CAR T cells and has shown the ability to improve the potency and persistence of the cells and to delay exhaustion of the cells in preclinical models. We expect to provide an update on our R/R multiple myeloma program by the end of 2022. We also continue to advance the Phase 1 clinical trial (the TRAVERSE trial) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic clear cell renal cell carcinoma (ccRCC). Subject to results from the TRAVERSE trial, we plan to investigate the use of ALLO-316 for other solid tumor and hematologic indications.

Enrollment of patients and the ability to conduct patient follow-up has been adversely impacted by the COVID-19 pandemic. The exact timing of delays and overall impact of the COVID-19 pandemic to our business, preclinical studies and clinical trials is currently unknown, and we are monitoring the pandemic as it continues to evolve.
Since inception, we have had significant operating losses. Our net losses were $79.9 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $983.2 million. As of March 31, 2022, we had $733.1 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.

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
License Agreement with Allogene Overland

On December 14, 2020, we entered into a License Agreement with Allogene Overland Biopharm (CY) Limited (Allogene Overland), a joint venture established by us and Overland Pharmaceuticals (CY) Inc. (Overland), pursuant to a Share Purchase Agreement, dated December 14, 2020, for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory). Allogene

Overland subsequently assigned the Licensed Agreement to a wholly-owned subsidiary, Allogene Overland BioPharm (HK) Limited (Allogene Overland HK). On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the License Agreement and Share Purchase Agreement with Allogene Overland.
Collaboration and License Agreement with Antion
On January 5, 2022, we entered into an exclusive collaboration and global license agreement (Antion Agreement) with Antion Biosciences SA (Antion) for Antion’s miRNA technology (miCAR), to advance multiplex gene silencing as an additional tool to develop next generation allogeneic CAR T products. Pursuant to the agreement, Antion will exclusively collaborate with us on oncology products for a defined period. We will also have exclusive worldwide rights to commercialize products incorporating Antion technology developed during the collaboration. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Antion Agreement.
Components of Results of Operations
Revenues
As of March 31, 2022, our revenue has been exclusively generated from our collaboration and license agreement with Allogene Overland HK. See Note 6 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the Allogene Overland HK agreement.
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
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three months ended March 31, 2022 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year relate to costs incurred for the development of our most advanced product candidates and include:
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
We are required to reimburse Servier for 60% of the costs associated with the prior development of UCART19, including for the long-term follow-up of patients in the CALM and PALL clinical trials of UCART19. We accrue for costs incurred by monitoring the status of clinical trials and the invoices received from Servier. We adjust our accrual as actual costs become known. Servier is required to reimburse us for 40% of the costs associated with the development of ALLO-501 and ALLO-501A. Collaboration expenses and cost reimbursement are recorded on a net basis as a research and development expense in our condensed consolidated statements of operations and comprehensive loss.

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
We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, potential commercialization of our product candidates and the increased costs of operating as a public company, including additional compliance-related expenses as a result of no longer being an emerging growth company. These increases are anticipated to include increased costs related to the hiring of additional personnel, developing commercial infrastructure, fees to outside consultants, lawyers and accountants, and increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, complying with and advancing environmental, social and governance matters, and insurance and investor relations costs.
Interest and Other Income, Net
Interest and other income, net consists of interest earned on our cash and cash equivalents and investments, as well as investment gains and losses recognized during the period.
Other Expense
Other expense consists of non-operating expenses, including our share of equity investments' net losses for the period.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following sets forth our results of operations for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Collaboration revenue - related party	$61	$38,345	$(38,284)	NM
Operating expenses:
Research and development	60,156	55,183	4,973	9%
General and administrative	19,897	16,363	3,534	22%
Total operating expenses	80,053	71,546	8,507	12%
Loss from operations	(79,992)	(33,201)	(46,791)	141%
Other income (expense), net:
Interest and other income, net	492	511	(19)	(4)%
Other expenses	(350)	(325)	(25)	8%
Total other income (expense), net	142	186	(44)	(24)%
Net Loss	$(79,850)	$(33,015)	$(46,835)	142%
NM - Not meaningful
Collaboration revenue - related party
Collaboration revenue was less than $0.1 million and $38.3 million for the three months ended March 31, 2022 and 2021, respectively. The decrease of $38.3 million was due to the revenue recognized related to the license of intellectual property and delivery of the know-how performance obligation, which was delivered in the first quarter of 2021, under the License Agreement entered into with Allogene Overland in December 2020.
Research and Development Expenses
Research and development expenses were $60.2 million and $55.2 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $5.0 million was driven primarily by an increase in personnel related costs of $6.5 million, of which $3.2 million was stock-based compensation expense, and an increase in facilities costs and depreciation expense of $4.1 million, offset by a $6.7 million decrease in external costs relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs.
General and Administrative Expenses
General and administrative expenses were $19.9 million and $16.4 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $3.5 million was primarily due to an increase in personnel related costs of $3.8 million, of which $2.4 million was stock-based compensation expense.

Interest and Other Income, Net
Interest and other income, net was $0.5 million for the three months ended March 31, 2022 and 2021.
Liquidity and Capital Resources
To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2022, we had $733.1 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will enable us to maintain our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, and upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Allogene Overland. In connection with our IPO in 2018, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen) under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings for an aggregate offering price of up to $250.0 million. During the year ended December 31, 2020, we sold an aggregate of 848,663 shares of common stock in ATM offerings resulting in net proceeds of $26.2 million. As of March 31, 2022, $167.3 million remains available for sale under the sales agreement with Cowen.
In June 2020, we sold 13,457,447 shares of our common stock, which included 1,755,319 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $47.00 per share, which resulted in net proceeds of approximately $595.7 million after deducting the underwriting discounts and commissions and other expenses.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(68,237)	$(49,328)
Investing activities	(22,377)	96,798
Financing activities	1,814	6,044
Net increase (decrease) in cash, cash equivalents and restricted cash	$(88,800)	$53,514
Operating Activities
During the three months ended March 31, 2022, cash used in operating activities of $68.2 million was attributable to a net loss of $79.9 million, partially offset by non-cash charges of $31.6 million and an increase of $20.0 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation expense of $22.3 million, our share of equity investments' net losses for the period of $3.8 million, depreciation of $3.7 million, net amortization and accretion on investment securities of $1.3 million, and non-cash rent expense of $0.5 million. The change in operating assets and liabilities was primarily due to a $9.0 million decrease in accrued and other current liabilities, a $6.7 million increase in prepaid expenses and other current assets, and a $3.1 million increase in other long-term assets, offset by a $0.6 million decrease in other long-term liabilities, and a $0.5 million decrease in accounts payable.
Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities of $22.4 million was related to cash used in purchases of investments of $89.2 million and cash used in the purchase of property and equipment of $1.9 million, offset by cash provided by investment maturities of $68.7 million.

Financing Activities
During the three months ended March 31, 2022, cash provided by financing activities of $1.8 million was related to $1.5 million of cash provided by the sale of common stock through our employee stock purchase plan and $0.3 million of cash provided by the issuance of common stock upon exercise of stock options.
Material Cash Commitments and Requirements
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
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of March 31, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our condensed consolidated financial statements included elsewhere in this report.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of March 31, 2022, the Company had non-cancellable purchase commitments of $2.8 million.
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
In July 2020, we entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at our manufacturing facility in Newark, California. The agreement has a term of 20 years and is expected to commence in the second half of 2022. We are obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by us will result in a termination payment due of approximately $4.3 million. In connection with the agreement, we maintain a letter of credit for the benefit of the service provider in the amount of $4.3 million.

We also have a Change in Control and Severance Plan that require the funding of specific payments, if certain events occur, such as a change of control and the termination of employment without cause.
Critical Accounting Policies and Estimates
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
Recent Accounting Pronouncements
There have been no new accounting pronouncements issued or effective that are expected to have a material impact on our unaudited condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate fluctuations.
Interest Rate Risk
Our cash and cash equivalents and investments of $733.1 million as of March 31, 2022 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on March 31, 2022 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of March 31, 2022, we had $9.4 million of other receivables denominated in foreign currency.

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
Changes in Internal Control over Financial Reporting
We are in the process of implementing new enterprise resource planning software, SAP, as part of a plan to integrate and upgrade our systems and processes. The implementation of this software is scheduled to continue in phases over a number of years. During the first quarter of 2021, we migrated certain areas of our business to SAP, including financial reporting, asset management, procurement, clinical inventory and warehouse management. As the phased implementation of future modules occurs, we expect to experience certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.
Other than as discussed above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We rely on T cells from healthy donors and other specialty raw materials to manufacture our product candidates, and if we do not obtain an adequate supply of T cells from qualified donors or other raw materials, development of those product candidates would be adversely impacted.
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

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described below when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (Annual Report), which was filed with the SEC on February 23, 2022.
Risks Related to Our Business and Industry
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2021, we reported a net loss of $257.0 million. For the three months ended March 31, 2022, we reported a net loss of $79.9 million. As of March 31, 2022, we had an accumulated deficit of $983.2 million.
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
•using medicines to preempt or manage adverse side effects of our product candidates and such medicines may be difficult to source or costly or may not adequately control the side effects and/or may have other safety risks or a detrimental impact on the efficacy of the treatment;
•conditioning patients with chemotherapy and ALLO-647 or other lymphodepletion agents in advance of administering our product candidates, which may increase the risk of infections and other adverse side effects;
•obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with development of allogeneic T cell therapies for cancer; and
•establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.
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
The COVID-19 global pandemic has and is adversely impacting our business, including our preclinical studies and clinical trials.*
Public health crises such as pandemics or other outbreaks could adversely impact our business. As a result of the COVID-19 pandemic, or similar pandemics, and government response to pandemics, we have and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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
The COVID-19 pandemic continues to evolve. The extent to which the pandemic may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the rise of new variants that could be more contagious and virulent, travel restrictions and actions to contain the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
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
Our business and future success depends on our ability to advance clinical development, obtain regulatory approval of, and then successfully commercialize, our lead product candidates, including ALLO-501A. Because ALLO-501, ALLO-501A and ALLO-715 are among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidate, or the failure of other allogeneic T cell therapies, including for reasons due to safety, efficacy or durability, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies. For instance, all of our clinical trials were put on clinical hold due to an observation in the ALPHA2 trial. While the clinical hold has been resolved, we plan to seek agreement with the FDA to proceed to Phase 2 on matters such as CMC, including for the use of ALLO-501A manufactured at our own manufacturing facility, and trial designs to evaluate both ALLO-501A and ALLO-647. Subject to FDA discussion and further patient follow-up, we plan to proceed to the Phase 2 portion of the trial in adult patients with R/R large B-cell lymphoma in mid-2022. If we are unable to advance to Phase 2 on our timeline or at all, our business would be significantly harmed.
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
•imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors for related technology that raises FDA concerns about risk to patients of the technology broadly; or if the FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
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
Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, monoclonal antibodies, hematopoietic cell transplantation as well as autologous CAR T cell therapies, rather than enroll patients in our clinical trial, including if our product candidates have or are perceived to have additional safety or efficacy risks or if using our product candidates may affect insurance coverage of conventional therapies. For instance, the development of autologous CAR T cell therapies continues to rapidly advance, and, most recently, Janssen Pharmaceutical Companies of Johnson & Johnson announced the FDA approval of an autologous CAR T cell therapy for the treatment of adults with R/R multiple myeloma and Gilead Sciences announced the FDA approval of an autologous CAR T cell therapy for the initial treatment of R/R LBCL. The compelling results and related approvals may impact our ability to enroll patients with R/R multiple myeloma or R/R LBCL in our clinical trials. Moreover, patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy.
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
We conduct substantially all of our operations at our facilities in South San Francisco. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We experienced higher attrition in 2021 than previous years and ongoing attrition may lead to higher costs for hiring and retention, diversion of management time to address retention matters and disrupt the business.
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock unit (RSU) awards that vest over time. The value to employees of stock options and RSU awards that vest over time have been significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. While we have proposed an option exchange program to alleviate the significant number of employee options that are underwater, this program is subject to stockholder approval and may have terms and conditions that our employees do not find attractive. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*
As of May 2, 2022, we had 334 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:
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
Additionally, foreign acquisitions and joint ventures are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries. For instance, our joint venture with Overland Pharmaceuticals (CY) Inc. may face difficulties manufacturing, such as from changes in raw materials or processes due to local regulations, or delivering our licensed product candidates in China, Taiwan, South Korea or Singapore, which could prevent any development or commercialization of our licensed product candidates in the region. The joint venture will also require significant operational and financial support in the future by us or third parties, and any future financing of the joint venture would increase our expenses or dilute our ownership in the joint venture. We may also face unknown liabilities due to supporting our joint venture, such as due to any misuse of materials supplied to our joint venture.
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
As of March 31, 2022, we had $733.1 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*
In addition to the business disruptions caused by the COVID-19 pandemic or cybersecurity attacks described above, our operations, and those of our CMOs, CROs, clinical trial sites and other contractors and consultants, could be subject to other disruptions, including those caused by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, tsunamis, typhoons, fires, extreme weather conditions, medical epidemics, wars and other geopolitical conflicts (such as Russia military action against Ukraine) and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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

In addition, the California Consumer Privacy Act (CCPA) creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, affords California residents certain rights related to their personal data, including the right to opt-out of certain sales of personal data, and allow for a new cause of action for certain data breaches. Although there are limited exemptions for clinical trial data under the CCPA, as our business progresses, the CCPA may become applicable and significantly impact our business activities and exemplifies the vulnerability of our business to evolving regulatory environment related to personal data and protected health information. Furthermore, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. In addition, other states have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Consumer Privacy Act, all of which become effective in 2023. Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information. Moreover, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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
While we have built our own manufacturing facility for cell therapies, any transition of manufacturing to our own facility will require significant investment and that we meet certain regulatory conditions, which may delay or extend our clinical trial timelines.
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
Cell-based therapies rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.*
Our product candidates require many specialty raw materials, including viral vectors that deliver the CAR sequence and electroporation technology, some of which are manufactured by small companies with limited resources and experience to support a commercial product, and the suppliers may not be able to deliver raw materials to our specifications. We do not have contracts with many of the suppliers, and we may not be able to contract with them on acceptable terms, or at all. Many suppliers curtailed their operations during the COVID-19 pandemic, focused their operations on supporting COVID-19 therapies and vaccines, or have faced higher attrition, and our ability and the ability of our suppliers to source raw materials has been impacted. Accordingly, we may experience higher costs or delays in receiving, or fail to secure entirely, key raw materials to support clinical or commercial manufacturing. Certain raw materials also require third-party testing, and some of the testing service companies may not have capacity or be able to conduct the testing that we request.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive approval of a biologics license application (BLA) from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding CMC matters for the product.
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
The regulatory landscape that will govern our product candidates is uncertain; regulations relating to more established gene therapy and cell therapy products are still developing, and changes in regulatory requirements could result in delays or discontinuation of development of our product candidates or unexpected costs in obtaining regulatory approval.*
Because we are developing novel CAR T cell immunotherapy product candidates that are unique biological entities, the regulatory requirements that we will be subject to are not entirely clear. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. For example, regulatory requirements governing gene therapy products and cell therapy products have changed frequently and the FDA has recently issued draft guidance relevant to our product candidates, including relating to CMC matters, manufacturing at a single versus multiple sites and clinical study design. Depending on the ultimate guidance that is approved, this guidance could delay our clinical development and increase our costs. Guidance from regulatory authorities may also continue to change in the future.
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
Regenerative Medicine Advanced Therapy designation and Fast Track designation may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.*
We have received Regenerative Medicine Advanced Therapy (RMAT) designation for ALLO-715 and fast track designation (FTD) for ALLO-501A, ALLO-605 and ALLO-316. There is no assurance that we will be able to obtain RMAT designation or FTD for any of our additional product candidates. RMAT designation and FTD do not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation and FTD can be revoked if the criteria for eligibility cease to be met as clinical data emerges.
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
The FDA granted orphan drug designation to ALLO-605 for the treatment of multiple myeloma. We plan to seek orphan drug designation for additional product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products, but may never receive such designations. Some of our product candidates target indications that are not orphan indications. In addition, even with orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved.
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

General Risk Factors
Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.*
The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds would also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.
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

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC has recently proposed ESG reporting requirements, which, if approved, would significantly increase our costs. In addition, we currently do not report our environmental emissions, and lack of reporting or future reporting could result in certain investors from declining to invest in our common stock.
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
None.
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

Date: May 4, 2022	By:	/s/ David Chang
David Chang, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Eric Schmidt
Eric Schmidt, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)