Form 10-Q
period 2022-06-30
Allogene Therapeutics, Inc.
filed 2022-08-09
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 5, 2022, the registrant had 143,806,825 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$96,041	$173,314
Short-term investments	394,451	283,988
Prepaid expenses and other current assets	22,536	14,021
Total current assets	513,028	471,323
Long-term investments	195,637	352,179
Operating lease right-of-use asset	86,837	58,030
Property and equipment, net	117,216	122,990
Restricted cash	10,292	10,292
Other long-term assets	8,938	5,815
Equity method investment	15,696	18,005
Total assets	$947,644	$1,038,634
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,713	$10,255
Accrued and other current liabilities	34,360	37,496
Deferred revenue	836	423
Total current liabilities	44,909	48,174
Lease liability, non-current	98,232	69,929
Other long-term liabilities	2,554	4,125
Total liabilities	145,695	122,228
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares were issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of June 30, 2022 and 200,000,000 shares authorized as of December 31, 2021; 143,723,171 and 142,623,065 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	144	142
Additional paid-in capital	1,871,262	1,822,179
Accumulated deficit	(1,057,985)	(903,348)
Accumulated other comprehensive loss	(11,472)	(2,567)
Total stockholders’ equity	801,949	916,406
Total liabilities and stockholders’ equity	$947,644	$1,038,634
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue - related party	$86	$44	$147	$38,389
Operating expenses:
Research and development	57,171	52,290	117,327	107,473
General and administrative	19,509	18,783	39,406	35,146
Total operating expenses	76,680	71,073	156,733	142,619
Loss from operations	(76,594)	(71,029)	(156,586)	(104,230)
Other income (expense), net:
Interest and other income, net	315	624	807	1,135
Other income (expenses)	1,492	(531)	1,142	(856)
Total other income (expense), net	1,807	93	1,949	279
Net loss	(74,787)	(70,936)	(154,637)	(103,951)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments	(2,223)	(233)	(8,905)	(602)
Net comprehensive loss	$(77,010)	$(71,169)	$(163,542)	$(104,553)
Net loss per share, basic and diluted	$(0.52)	$(0.53)	$(1.09)	$(0.78)
Weighted-average number of shares used in computing net loss per share, basic and diluted	143,385,045	134,826,805	142,376,280	133,503,262
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance - March 31, 2022	143,569,902	$143	$1,847,534	$(983,198)	$(9,249)	$855,230
Issuance of common stock upon exercise of stock options and vesting of RSUs	153,269	1	24	—	—	25
Vesting of early exercised common stock	—	—	813	—	—	813
Stock-based compensation	—	—	22,891	—	—	22,891
Net loss	—	—	—	(74,787)	—	(74,787)
Net unrealized loss on available-for-sale investments	—	—	—	—	(2,223)	(2,223)
Balance - June 30, 2022	143,723,171	$144	$1,871,262	$(1,057,985)	$(11,472)	$801,949

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2021	142,623,065	$142	$1,822,179	$(903,348)	$(2,567)	$916,406
Issuance of common stock upon exercise of stock options and vesting of RSUs	869,230	2	306	—	—	308
Vesting of early exercised common stock	—	—	2,041	—	—	2,041
Stock-based compensation	—	—	45,206	—	—	45,206
Employee stock purchase plan	230,876	—	1,530	—	—	1,530
Net loss	—	—	—	(154,637)	—	(154,637)
Net unrealized loss on available-for-sale investments	—	—	—	—	(8,905)	(8,905)
Balance - June 30, 2022	143,723,171	$144	$1,871,262	$(1,057,985)	$(11,472)	$801,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance - March 31, 2021	141,470,075	$141	$1,749,097	$(679,358)	$(101)	$1,069,779
Issuance of common stock upon exercise of stock options and vesting of RSUs	650,656	1	3,213	—	—	3,214
Vesting of early exercised common stock	—	—	854	—	—	854
Stock-based compensation	—	—	21,134	—	—	21,134
Employee stock purchase plan	—	—	—	—	—	—
Net loss	—	—	—	(70,936)	—	(70,936)
Net unrealized loss on available-for-sale investments	—	—	—	—	(233)	(233)
Balance - June 30, 2021	142,120,731	$142	$1,774,298	$(750,294)	$(334)	$1,023,812

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2020	140,474,305	$140	$1,725,552	$(646,343)	$268	$1,079,617
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,548,400	2	7,272	—	—	7,274
Vesting of early exercised common stock	—	—	1,564	—	—	1,564
Stock-based compensation	—	—	37,926	—	—	37,926
Employee stock purchase plan	98,026	—	1,984	—	—	1,984
Net loss	—	—	—	(103,951)	—	(103,951)
Net unrealized loss on available-for-sale investments	—	—	—	—	(602)	(602)
Balance - June 30, 2021	142,120,731	$142	$1,774,298	$(750,294)	$(334)	$1,023,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(154,637)	$(103,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	45,206	37,926
Depreciation and amortization	7,367	3,882
Net amortization/accretion on investment securities	2,240	3,746
Non-cash rent expense	1,640	2,394
Share of loss from equity method investment	2,309	857
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,515)	2,755
Other long-term assets	(2,803)	(660)
Accounts payable	917	1,088
Accrued and other current liabilities	(3,334)	(2,470)
Deferred revenue	413	(38,687)
Other long-term liabilities	(1,571)	2,622
Net cash used in operating activities	(110,768)	(90,498)
Cash flows from investing activities:
Purchases of property and equipment	(3,276)	(17,363)
Purchase of stock in equity method investment	—	(15,938)
Proceeds from maturities of investments	185,797	484,072
Purchase of investments	(150,864)	(329,379)
Net cash provided by investing activities	31,657	121,392
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	308	7,274
Proceeds from issuance of common stock under the employee stock purchase plan	1,530	1,984
Net cash provided by financing activities	1,838	9,258
Net change in cash, cash equivalents and restricted cash	(77,273)	40,152
Cash, cash equivalents and restricted cash — beginning of period	183,606	192,800
Cash, cash equivalents and restricted cash — end of period	$106,333	$232,952
Non-cash investing activities:
Right-of-use asset obtained in exchange for lease liability	$31,361	$—
Property and equipment purchases in accounts payable and accrued and other current liabilities	$42	$1,706
Capitalized cloud computing costs included in accounts payable and accrued and other current liabilities	$320	$—
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(3,983)	$(2,432)
Cash received for amounts related to tenant improvement allowances	$325	$1,111
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

The Company had cash and cash equivalents and investments of $686.1 million as of June 30, 2022. Since inception through June 30, 2022, the Company has incurred cumulative net losses of $1.1 billion. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
The condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity as of June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2022.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2022, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.
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
There were no Level 3 assets or liabilities as of June 30, 2022 and as of December 31, 2021.

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2022 and as of December 31, 2021 are presented in the following tables:

	June 30, 2022
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$32,845	$—	$—	$32,845
Commercial paper	—	25,844	—	25,844
Corporate bonds	—	201,320	—	201,320
U.S. treasury securities	318,402	—	—	318,402
U.S. agency securities	—	44,522	—	44,522
Total financial assets	$351,247	$271,686	$—	$622,933

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$115,867	$—	$—	$115,867
Commercial paper	—	58,976	—	58,976
Corporate bonds	—	223,474	—	223,474
U.S. treasury securities	303,016	—	—	303,016
U.S. agency securities	—	50,701	—	50,701
Total financial assets	$418,883	$333,151	$—	$752,034
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets

4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of June 30, 2022 and as of December 31, 2021 are presented in the following tables:

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$32,845	$—	$—	$32,845
Commercial paper	25,902	—	(58)	25,844
Corporate bonds	204,659	—	(3,339)	201,320
U.S. treasury securities	324,481	—	(6,079)	318,402
U.S. agency securities	46,075	—	(1,553)	44,522
Total cash equivalents and investments	$633,962	$—	$(11,029)	$622,933

Classified as:
Cash equivalents				$32,845
Short-term investments				394,451
Long-term investments				195,637
Total cash equivalents and investments				$622,933

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$115,867	$—	$—	$115,867
Commercial paper	58,981	2	(7)	58,976
Corporate bonds	224,092	29	(647)	223,474
U.S. treasury securities	304,142	2	(1,128)	303,016
U.S. agency securities	51,075	—	(374)	50,701
Total cash equivalents and investments	$754,157	$33	$(2,156)	$752,034

Classified as:
Cash equivalents				$115,867
Short-term investments				283,988
Long-term investments				352,179
Total cash equivalents and investments				$752,034
As of June 30, 2022, the remaining contractual maturities of available-for-sale securities were less than 4 years. There have been no significant realized losses on available-for-sale securities for the periods presented. As of June 30, 2022, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of June 30, 2022 and December 31, 2021, securities with a fair value of $16.9 million and zero, respectively, were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
As of June 30, 2022 and December 31, 2021, the Company recognized $1.7 million of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the consolidated balance sheets.
5.         Balance Sheet Components
Property and Equipment, Net

Property and Equipment consist of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Leasehold improvements	$108,353	$108,353
Laboratory equipment	30,684	29,666
Computer equipment and purchased software	4,881	4,373
Furniture and fixtures	3,947	3,920
Construction in progress	79	39
Total	147,944	146,351
Less: accumulated depreciation	(30,728)	(23,361)
Total property and equipment, net	$117,216	$122,990

6.         License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets, including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three and six months ended June 30, 2022 or 2021.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses. For the three and six months ended June 30, 2022, zero costs were incurred related to the achievement of a clinical development milestone under this agreement. For the three and six months ended June 30, 2021, zero and $5.0 million, respectively, in costs were incurred related to the achievement of a clinical development milestone under this agreement.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42.0 million and €70.5 million ($73.5 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.
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
For the three and six months ended June 30, 2022, the Company recorded $11.6 million and $16.7 million, respectively, of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. For the three and six months ended June 30, 2021, the Company recorded $4.2 million and $8.1 million, respectively, of net cost recoveries. As of June 30, 2022 and December 31, 2021, amounts due from Servier of $10.2 million and $4.1 million, respectively, were recorded in other current assets in the accompanying condensed consolidated balance sheets.
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
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, an Allogene representative serves on the Notch Board of Directors. In February 2021, the Company made an additional $15.9 million investment in Notch's Series A preferred stock. In October 2021, the Company made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, the Company's share in Notch was 23.0% on a voting interest basis. The Company did not have a controlling interest in Notch as of June 30, 2022, and continued to account for its investment in Notch as an equity method investment.
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
For the three and six months ended June 30, 2022, the Company recorded $0.9 million and $1.7 million, respectively, in collaboration costs as research and development expenses. For the three and six months ended June 30, 2021, the Company recorded $1.8 million and $3.1 million, respectively, in collaboration costs as research and development expenses.
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

For the three and six months ended June 30, 2022, the Company recorded $0.6 million and $0.9 million in collaboration costs as research and development expenses. For the three and six months ended June 30, 2021, the Company recorded $0.3 million in collaboration costs as research and development expenses.
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
The Company has determined that Allogene Overland is a variable interest entity as of June 30, 2022 and December 31, 2021. The Company does not have the power to independently direct the activities which most significantly affect Allogene Overland's economic performance. Accordingly, the Company did not consolidate Allogene Overland because the Company determined that it was not the primary beneficiary.
For the three and six months ended June 30, 2022, the Company recognized less than $0.1 million and $0.1 million of collaboration revenue, respectively. For the three and six months ended June 30, 2021, the Company recognized less than $0.1 million and $38.4 million, respectively, of collaboration revenue, primarily related to the license of intellectual property and delivery of the know-how performance obligation which was delivered in the first quarter of 2021. For the three and six months ended June 30, 2022, the Company recorded zero and $0.3 million, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses. For the three and six months ended June 30, 2021, the Company recorded zero net cost recoveries.

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
For the three and six months ended June 30, 2022, the Company recorded $0.4 million and $3.9 million in research and development expenses related to the upfront payment and collaboration costs, of which $0.4 million is recorded in accrued and other liabilities as of June 30, 2022. The Company's total equity investment in Antion was $3.0 million as of June 30, 2022 and is recognized in other long-term assets in the condensed consolidated balance sheets.
7.         Commitments and Contingencies
Leases
In August 2018, the Company entered into an operating lease agreement (HQ Lease) for office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term was 127 months beginning August 2018 through February 2029 with an option to extend the term for seven years which was not reasonably assured of exercise. The Company has made certain tenant improvements, including the addition of laboratory space, and has received $5.0 million of tenant improvement allowances. The rent payments began on March 1, 2019 after an abatement period. In December 2021, the Company amended its lease agreement to lease an additional 47,566 square feet of office and laboratory space in South San Francisco, California, as part of the same building as the Company’s current headquarters. The lease term commenced in April 2022 and is for a period of 120 months. The rent payments for the expansion premises are expected to begin in August 2022 after an abatement period. The lease term for the existing premises was also extended and the lease for both the existing and expansion premises will expire on March 31, 2032 with an option to extend the term for eight years which is not reasonably assured of exercise.
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
In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease term is 188 months beginning November 2020 through July 2036. Upon certain conditions, the Company has two ten-year options to extend the lease, both of which are not reasonably assured of exercise. The Company has received $3.0 million of tenant improvement allowances for costs related to the design and construction of certain Company improvements.

The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of June 30, 2022 and December 31, 2021.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating lease liabilities
Current portion included in accrued and other current liabilities	$5,344	$3,200
Long-term portion of lease liabilities	98,232	69,929
Total operating lease liabilities	$103,576	$73,129
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$3,177	$1,853	$5,299	$3,715
Variable lease cost	397	204	852	531
Total lease costs	$3,574	$2,057	$6,151	$4,246
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2022 was $2.0 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.
The undiscounted future lease payments under the lease agreements as of June 30, 2022 were as follows:

Year ending December 31:	(In thousands)
2022 (remaining 6 months)	$5,565
2023	12,065
2024	12,464
2025	12,636
2026	12,819
2027 and thereafter	90,492
Total undiscounted lease payments	146,041
Less: Present value adjustment	(42,465)
Total	$103,576
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.19%. As of June 30, 2022, the weighted average remaining lease term for our operating leases is 10.45 years.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and is expected to commence in the second half of 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is disclosed as restricted cash in the condensed consolidated balance sheets as of June 30, 2022.
The Company has entered into certain license agreements for intellectual property which is used as part of our development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of June 30, 2022.
The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of June 30, 2022, the Company had non-cancellable purchase commitments of $3.7 million.
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
The Company’s total equity investment in Notch as of June 30, 2022 and December 31, 2021 was $15.7 million and $18.0 million, respectively, and the Company accounted for the investment using the equity method of accounting. During the three and six months ended June 30, 2022 and 2021, the Company recognized its share of Notch's net loss under the other expenses caption within the condensed consolidated statement of operations.
Allogene Overland
In conjunction with the execution of the License Agreement with Allogene Overland (see Note 6), the Company also entered into a Share Purchase Agreement and Shareholders' Agreement with the joint venture company acquiring shares of Allogene Overland’s Seed Preferred Shares representing a 49% ownership interest in exchange for entering into a License Agreement which had a carrying value of zero. The Company accounts for its investment in Allogene Overland as an equity method investment at carrying value. The Company's total equity investment in Allogene Overland was zero as of June 30, 2022 and December 31, 2021.
The Company’s equity investment in Allogene Overland as of June 30, 2022 and December 31, 2021 had a zero carryover basis. Therefore, the Company did not account for its share of losses incurred by Allogene Overland. See Note 6 for further details.
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
As of June 30, 2022, there were 12,114,246 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
Stock Option Activity

The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2021	10,239,167	$21.10	7.68	$26,223
Granted	8,468,083	9.58
Exercised	(114,898)	2.37
Forfeited	(343,920)	28.19
Balance, June 30, 2022	18,248,432	$15.74	8.41	$32,815
Exercisable, June 30, 2022	15,830,333	$15.01	8.37	$30,882
Vested and expected to vest, June 30, 2022	18,248,432	$15.74	8.41	$32,815
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on June 30, 2022. For the six months ended June 30, 2022, the estimated weighted-average grant-date fair value of employee options granted was $6.19 per share. As of June 30, 2022, there was $102.7 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2 years, 316 days.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2022	2021
Expected term in years	5.27 - 6.08	5.27 - 6.08
Expected volatility	70.82% - 72.57%	70.20% - 70.80%
Expected risk-free interest rate	1.61% - 3.49%	0.60% - 1.16%
Expected dividend	0%	0%
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
Restricted Stock Unit Activity

The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2021	4,261,108	$26.37	1.72	$63,576
Granted	2,962,204	9.73	2.14
Vested	(769,346)	28.01
Forfeited	(267,533)	23.31
Unvested June 30, 2022	6,186,433	$18.16	1.85	$70,525
Vested and expected to vest, June 30, 2022	6,186,433	$18.16	1.85	$70,525
As of June 30, 2022, there was $94.3 million of unrecognized stock-based compensation related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2 years, 291 days.
Total stock-based compensation related to stock options, restricted stock units, employee stock purchase plan and vesting of the founders’ common stock was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$12,972	$10,501	$24,052	$18,420
General and administrative	9,919	10,633	21,154	19,506
Total stock-based compensation	$22,891	$21,134	$45,206	$37,926
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the Prior 2018 Plan and the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities for the current portion, and other long-term liabilities for the non-current portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. During the six months ended June 30, 2022 and 2021, zero and 293,594 options were early exercised. As of June 30, 2022 and December 31, 2021 there was $1.9 million and $2.9 million, respectively, recorded in accrued and other liabilities and $1.5 million and $2.5 million, respectively, recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the condensed consolidated financial statements since the exercise date but the shares which are subject to future vesting conditions are not included in the calculation of earnings per share.

10.         Related Party Transactions
Collaboration Revenue
In December 2020, the Company entered into a license agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). The license agreement was subsequently assigned to a wholly-owned subsidiary of Allogene Overland, Allogene Overland BioPharm (HK) Limited. On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited. During each of the three and six months ended June 30, 2022, the Company recognized less than $0.1 million of collaboration revenue under this arrangement. During the three and six months ended June 30, 2021, the Company recognized less than $0.1 million and $38.4 million, respectively, of collaboration revenue under this arrangement.
For the three and six months ended June 30, 2022, the Company recorded zero and $0.3 million, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses. For the three and six months ended June 30, 2021, the Company recorded zero net cost recoveries under the terms of the license agreement.
Sublease Agreement
In December 2018, the Company entered into a sublease with Bellco Capital LLC (Bellco) for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. In November 2021, the sublease was extended to June 30, 2025. The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco Capital Advisors Inc. The total right of use asset and associated liability recorded related to this related party lease was $0.2 million and $0.3 million at June 30, 2022 and December 31, 2021, respectively.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River, LLC (Two River), a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chair of the board of directors, and a director of the Company to provide various managerial, clinical development, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively. The costs incurred for services provided under this agreement were $0.1 million for the three and six months ended June 30, 2021.
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $38,583 per month in arrears commencing January 2021 and $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The costs incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively. The costs incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively.
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

12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	June 30,
	2022	2021
Stock options to purchase common stock	18,248,432	10,366,610
Restricted stock units subject to vesting	6,186,433	3,121,564
Expected shares to be purchased under Employee Stock Purchase Plan	1,300,989	246,637
Founders' shares of common stock subject to future vesting	—	4,543,272
Early exercised stock options subject to future vesting	186,224	1,395,265
Total	25,922,078	19,673,348

13.         Subsequent Events

On June 21, 2022, the Company commenced an offer to exchange certain eligible options held by eligible employees of the Company for new options (the “Exchange Offer”). The Exchange Offer expired on July 19, 2022. Pursuant to the Exchange Offer, 199 eligible holders elected to exchange, and the Company accepted for cancellation, eligible options to purchase an aggregate of 3,666,600 shares of the Company’s common stock, representing approximately 93.5% of the total shares of common stock underlying the eligible options. On July 19, 2022, immediately following the expiration of the Exchange Offer, the Company granted new options to purchase 3,666,600 shares of common stock, pursuant to the terms of the Exchange Offer and the 2018 Plan. The exercise price of the new options granted pursuant to the Exchange Offer was $13.31 per share, which was the closing price of the common stock on The Nasdaq Global Select Market on the grant date of the new options. The new options will be subject to a new three-year vesting schedule, vesting in equal annual installments over the vesting term.
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

We are conducting long-term follow-up in our Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with relapsed or refractory (R/R) non-Hodgkin lymphoma (NHL). We are also progressing the development of the second-generation version of ALLO-501, known as ALLO-501A. We have removed rituximab recognition domains in ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL. We initiated a Phase 1/2 clinical trial for ALLO-501A (the ALPHA2 trial) in the second quarter of 2020. We plan to seek agreement with the U.S. Food and Drug Administration (the FDA) to proceed to Phase 2 on matters such as chemistry, manufacturing and controls (CMC), including for the use of ALLO-501A manufactured at our own manufacturing facility, and trial designs to evaluate both ALLO-501A and ALLO-647. Subject to FDA clearance, we expect to proceed to the Phase 2 portion of the trial in adult patients with R/R large B-cell lymphoma in the coming weeks.

We are sponsoring two clinical trials in adult patients with R/R multiple myeloma, a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715 and a Phase 1 clinical trial (the IGNITE trial) of ALLO-605, our first product candidate to incorporate our TurboCAR technology. TurboCAR technology allows cytokine signaling to be engineered selectively into CAR T cells and has shown the ability to improve the potency and persistence of the cells and to delay exhaustion of the cells in preclinical models. As part of the UNIVERSAL trial, we have made the decision not to advance ALLO-715 in combination with nirogascestat, provided by SpringWorks Therapeutics, Inc., into dose expansion cohorts. There was no clear indication that the combination would meaningfully improve the benefit-risk profile of ALLO-715 as a monotherapy. Our Clinical Trial Collaboration Agreement with SpringWorks Therapeutics, Inc. is expected to remain in effect until the data from the combination study are fully analyzed. We expect to provide a further update on our R/R multiple myeloma program by the end of 2022. We also continue to advance the Phase 1 clinical trial (the TRAVERSE trial) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic clear cell renal cell carcinoma (ccRCC). Subject to results from the TRAVERSE trial, we plan to investigate the use of ALLO-316 for other solid tumor and hematologic indications.

Enrollment of patients and the ability to conduct patient follow-up has been adversely impacted by the COVID-19 pandemic. The exact timing of delays and overall impact of the COVID-19 pandemic to our business, preclinical studies and clinical trials is currently unknown, and we are monitoring the pandemic as it continues to evolve.
Since inception, we have had significant operating losses. Our net losses were $74.8 million and $154.6 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had an accumulated deficit of $1.1 billion. As of June 30, 2022, we had $686.1 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.

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
As of June 30, 2022, our revenue has been exclusively generated from our collaboration and license agreement with Allogene Overland Biopharm (PRC) Co., Limited. See Note 6 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the Allogene Overland Biopharm (PRC) Co., Limited agreement.
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
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three and six months ended June 30, 2022 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year relate to costs incurred for the development of our most advanced product candidates and include:
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
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following sets forth our results of operations for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Collaboration revenue - related party	$86	$44	$42	*
Operating expenses:
Research and development	57,171	52,290	4,881	9%
General and administrative	19,509	18,783	726	4%
Total operating expenses	76,680	71,073	5,607	8%
Loss from operations	(76,594)	(71,029)	(5,565)	8%
Other income (expense), net:
Interest and other income, net	315	624	(309)	(50)%
Other income (expenses)	1,492	(531)	2,023	*
Total other income (expense), net	1,807	93	1,714	*
Net Loss	$(74,787)	$(70,936)	$(3,851)	5%
* - Percentage is not meaningful
Collaboration revenue - related party
Collaboration revenue was less than $0.1 million for the three months ended June 30, 2022 and 2021. Revenue recognized in the three months ended June 30, 2022 and 2021 was due to the delivery of the know-how performance obligations related to the License Agreement entered into with Allogene Overland on December 14, 2020.
Research and Development Expenses
Research and development expenses were $57.2 million and $52.3 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $4.9 million was driven primarily by an increase in personnel related costs of $6.1 million, of which $2.5 million was stock-based compensation expense, an increase in facilities costs and depreciation expense of $5.5 million, offset by a $7.7 million decrease in external costs relating to the advancement of our product candidates primarily due to the timing of development activities and manufacturing runs.
General and Administrative Expenses
General and administrative expenses were $19.5 million and $18.8 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $0.7 million was primarily due to an increase in expenses related to corporate communications of $0.8 million.

Interest and Other Income, Net
Interest and other income, net was $0.3 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following sets forth our results of operations for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Collaboration revenue - related party	$147	$38,389	$(38,242)	*
Operating expenses:
Research and development	117,327	107,473	9,854	9%
General and administrative	39,406	35,146	4,260	12%
Total operating expenses	156,733	142,619	14,114	10%
Loss from operations	(156,586)	(104,230)	(52,356)	50%
Other income (expense), net:
Interest and other income, net	807	1,135	(328)	(29)%
Other income (expenses)	1,142	(856)	1,998	*
Total other income (expense), net	1,949	279	1,670	*
Net Loss	$(154,637)	$(103,951)	$(50,686)	49%
* - Percentage is not meaningful
Collaboration revenue - related party
Collaboration revenue was $0.1 million and $38.4 million for the six months ended June 30, 2022 and 2021, respectively. The decrease of $38.2 million was due to the revenue recognized related to the license of intellectual property and delivery of the know-how performance obligation, which was delivered in the first quarter of 2021, under the License Agreement entered into with Allogene Overland in December 2020.
Research and Development Expenses
Research and development expenses were $117.3 million and $107.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $9.9 million was driven primarily by an increase in personnel related costs of $12.6 million, of which $5.6 million was stock-based compensation expense, and an increase in facilities costs and depreciation expense of $9.7 million, offset by a $14.4 million decrease in external costs relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs.
General and Administrative Expenses

General and administrative expenses were $39.4 million and $35.1 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $4.3 million was primarily due to an increase in personnel related costs of $4.1 million, of which $1.6 million was stock-based compensation expense, mainly driven by our increased headcount.
Interest and Other Income, Net
Interest and other income, net was $0.8 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.
Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2022, we had $686.1 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will enable us to maintain our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, and upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Allogene Overland. In connection with our IPO in 2018, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen) under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings for an aggregate offering price of up to $250.0 million. As of June 30, 2022, $167.3 million remains available for sale under the sales agreement with Cowen.
In June 2020, we sold 13,457,447 shares of our common stock, which included 1,755,319 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $47.00 per share, which resulted in net proceeds of approximately $595.7 million after deducting the underwriting discounts and commissions and other expenses.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(110,768)	$(90,498)
Investing activities	31,657	121,392
Financing activities	1,838	9,258
Net increase (decrease) in cash, cash equivalents and restricted cash	$(77,273)	$40,152
Operating Activities
During the six months ended June 30, 2022, cash used in operating activities of $110.8 million was attributable to a net loss of $154.6 million, partially offset by non-cash charges of $58.8 million and an increase of $14.9 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation expense of $45.2 million, depreciation of $7.4 million, our share of equity investments' net losses for the period of $2.3 million, net amortization and accretion on investment securities of $2.2 million, and non-cash rent expense of $1.6 million. The change in operating assets and liabilities was primarily due to a $8.5 million increase in prepaid expenses and other current assets, a $3.3 million decrease in accrued and other current liabilities, a $2.8 million increase in other long-term assets, and a $1.6 million decrease in other long-term liabilities, offset by a $0.9 million increase in accounts payable and a $0.4 million increase in deferred revenue.
Investing Activities
During the six months ended June 30, 2022, net cash provided by investing activities of $31.7 million was related to cash provided by investment maturities of $185.8 million, offset by cash used in purchases of investments of $150.9 million and cash used in the purchase of property and equipment of $3.3 million.
Financing Activities
During the six months ended June 30, 2022, cash provided by financing activities of $1.8 million was related to $1.5 million of cash provided by the sale of common stock through our employee stock purchase plan and $0.3 million of cash provided by the issuance of common stock upon exercise of stock options.

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
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of June 30, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our condensed consolidated financial statements included elsewhere in this report.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of June 30, 2022, the Company had non-cancellable purchase commitments of $3.7 million.
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
Interest Rate Risk
Our cash and cash equivalents and investments of $686.1 million as of June 30, 2022 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on June 30, 2022 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of June 30, 2022, we had $10.2 million of other receivables denominated in foreign currency.

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
Other than as discussed above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•We rely and will continue to rely on third parties to conduct our clinical trials and manufacture ALLO-647 and critical raw materials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
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

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described below when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (Annual Report), which was filed with the SEC on February 23, 2022.
Risks Related to Our Business and Industry
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2021, we reported a net loss of $257.0 million. For the six months ended June 30, 2022, we reported a net loss of $74.8 million. As of June 30, 2022, we had an accumulated deficit of $1.1 billion.
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
•conditioning patients with chemotherapy and ALLO-647 or other lymphodepletion agents in advance of administering our product candidates, which may be difficult to source, costly or increase the risk of infections and other adverse side effects;
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
State and local government response to the pandemic has included "shelter in place", "stay at home" and similar types of orders, which have limited travel and business operations in our locations, the location of our clinical trial sites, and the location of key vendors. The effects of our work-from-home policies and future government orders may increase risks associated with cybersecurity, disrupt our business and delay our development programs, regulatory and commercialization timelines. We continue to closely monitor the COVID-19 situation and may face several challenges or disruptions related to increasing onsite presence, including re-integration challenges by our employees and distractions to management related to such transition.
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
The COVID-19 pandemic continues to evolve. The extent to which the pandemic may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the rise of new variants or subvariants that could be more contagious and virulent, travel restrictions and actions to contain the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
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
We rely on an agreement with Cellectis for rights to use TALEN technology for 15 select cancer targets, including BCMA, FLT3, CD70, DLL3 and other targets included in our pipeline. We also rely on Cellectis, through our agreement with Servier, for rights to UCART19, ALLO-501 and ALLO-501A. Any other gene-editing technology used to research and develop product candidates directed at targets not covered by our existing agreements with Cellectis and Servier will require significant investment and time for advancement. In addition, the Cellectis gene-editing technology may fail to produce viable product candidates. Moreover, both Servier and Cellectis may terminate our respective agreements in the event of a material breach of the agreements, or upon certain insolvency events. Cellectis has challenged and may in the future challenge certain performance by Servier, such as its development of products licensed under the Cellectis-Servier Agreement in ALL, and any failure by those parties to resolve such matters may have an adverse impact on us. If our agreements were terminated or we required other gene editing technology, such a license or technology may not be available to us on reasonable terms, or at all, and advancing other gene editing technology would require significant resources.
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
Our business is highly dependent on the success of our lead product candidates. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.*
Our business and future success depends on our ability to advance clinical development, obtain regulatory approval of, and then successfully commercialize, our lead product candidates, including ALLO-501A. Because ALLO-501A and ALLO-715 are among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidate, or the failure of other allogeneic T cell therapies, including for reasons due to safety, efficacy or durability, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies. For instance, all of our clinical trials were put on clinical hold due to an observation in the ALPHA2 trial. While the clinical hold has been resolved, we plan to seek agreement with the FDA to proceed to Phase 2 on matters such as CMC, including for the use of ALLO-501A manufactured at our own manufacturing facility, and trial designs to evaluate both ALLO-501A and ALLO-647. Subject to FDA clearance, we expect to proceed to the Phase 2 portion of the trial in adult patients with R/R large B-cell lymphoma in coming weeks. If we are unable to advance to Phase 2 on our timeline or at all, our business would be significantly harmed.
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
Our product candidates may cause undesirable side effects or have other properties that have halted and could in the future halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.*
Future undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T therapies and those under development have shown frequent rates of CRS, neurotoxicity, serious infections, prolonged cytopenia and hypogammaglobulinemia, and adverse events have resulted in the death of patients. We expect similar adverse events for allogeneic CAR T product candidates. Other adverse events could also emerge in autologous CAR T therapies over time. For instance, patients who received an autologous anti-BCMA CAR T cell therapy have experienced neurocognitive and hypokinetic movement disorder with features of Parkinson's disease that emerged months after treatment and may have been due to BCMA expression within the brain. Our anti-BCMA product candidates have the risk of causing similar adverse events.
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
We may combine the use of our product candidates with other investigational therapies that may cause separate adverse events or events related to the combination. For instance, we previously enrolled a combination of ALLO-715 and nirogacestat, a gamma secretase inhibitor, in a cohort in the UNIVERSAL trial. The most common adverse events relating to nirogacestat in prior trials have included diarrhea, nausea, fatigue, hypophosphatemia, vomiting, rash, cough, decreased appetite, pyrexia and hypokalemia.
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
•delays or failure to secure supply agreements with suitable raw material suppliers, or any failures by suppliers to meet our quantity or quality requirements for necessary raw materials, including due to suppliers prioritizing COVID-19 specific treatments or vaccines; and
•delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing, including due to our ALLO-647 CMO or other vendors prioritizing COVID-19 specific treatments or vaccines.
The COVID-19 pandemic may also increase the risk of certain of the events described above and delay our development timelines. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, as we transition manufacturing of certain of our product candidates from our prior cell therapy CMO to our manufacturing facility, we will be required to meet certain regulatory conditions, such as establishing comparability with the product candidates manufactured at our prior CMO, and our inability to meet such conditions would result in investment of additional resources, a delay in using our manufacturing facility for production and extend our clinical trial timelines. Similar conditions may apply if we make manufacturing or formulation changes to our product candidates. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
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
As our clinical trials require conditioning patients with chemotherapy, including agents such as cyclophosphamide and fludarabine, and ALLO-647, our ability to enroll may be impacted by the shortage of the agents used for conditioning. For instance, the FDA has reported a shortage of fludarabine and any failure or delays by us or by our clinical trial sites to obtain sufficient quantities of fludarabine may delay our ability to enroll and treat patients in our clinical trials.
Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, monoclonal antibodies, hematopoietic cell transplantation as well as autologous CAR T cell therapies, rather than enroll patients in our clinical trial, including if our product candidates have or are perceived to have additional safety or efficacy risks or if using our product candidates may affect insurance coverage of conventional therapies. For instance, the development of autologous CAR T cell therapies continues to rapidly advance, and, more recently, Janssen Pharmaceutical Companies of Johnson & Johnson announced the FDA approval of an autologous CAR T cell therapy for the treatment of adults with R/R multiple myeloma, Gilead Sciences announced the FDA approval of an autologous CAR T cell therapy for the initial treatment of R/R LBCL and Bristol Myers Squibb announced the FDA approval of an autologous CAR T cell therapy for R/R LBCL after one prior therapy. The compelling results and related approvals impacts our ability to enroll patients with R/R multiple myeloma or R/R LBCL in our clinical trials. Moreover, patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy.
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
We may fail to successfully manufacture our product candidates, operate our own manufacturing facility, or obtain regulatory approval to utilize or commercialize from our manufacturing facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.*
We may not be able to achieve clinical or commercial manufacturing and cell processing on our own or at a CMO, including mass-producing off-the-shelf product to satisfy demands for any of our product candidates. While we believe the manufacturing and processing approaches are appropriate to support our clinical product development, we have limited experience in managing the allogeneic T cell engineering process, and our allogeneic processes may be more difficult or more expensive than the approaches taken by our competitors. We cannot be sure that the manufacturing processes employed by us or the technologies that we incorporate for manufacturing will result in consistent T cell production that will be safe and effective.
In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California, and initiated manufacturing under current good manufacturing practices (cGMP) in the second half of 2021. We are in the process of transitioning manufacturing of certain of our product candidates from our prior cell therapy CMO, where we have ceased production, to our manufacturing facility, which will require that we meet certain regulatory conditions, such as establishing comparability with the product candidates manufactured at our CMO, and our inability to meet such conditions would result in investment of additional resources, a delay in using our manufacturing facility for production and extend our clinical trial timelines. Similar conditions may apply if we make manufacturing or formulation changes to our product candidates. In addition, any process or raw material change could introduce unacceptable product variability and impact our ability to manufacture on a consistent and reproducible basis.
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
We or any of our vendors may fail to manage the logistics of storing and shipping our raw materials and product candidates. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could result in the inability to manufacture product, the loss of usable product or prevent or delay the delivery of product candidates to patients.
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
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock unit (RSU) awards that vest over time. The value to employees of stock options and RSU awards that vest over time have been significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. While we completed an option exchange program in July 2022 to alleviate the significant number of employee options that are underwater, the program excluded certain senior officers and new options granted under the program will only have value for employees if our stock price increases over time. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of August 1, 2022, we had 344 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:
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
If we license products or new technologies or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our agreements with Cellectis, Servier, Notch and Antion require significant research and development that may not result in the development and commercialization of product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.
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
We will need substantial additional financing to develop our products and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.*
We expect to spend a substantial amount of capital in the development and manufacture of our product candidates. We will need substantial additional financing to develop our products and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our products and initiate and complete registrational trials for multiple products in multiple regions. Further, if approved, we will require significant additional capital in order to launch and commercialize our product candidates.
As of June 30, 2022, we had $686.1 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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
If our security measures, or those of our CROs, CMOs, collaborators, contractors, consultants or other third parties upon whom we rely, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience a material adverse impact including, without limitation, a material interruption to our operations, including our clinical trials, harm to our reputation, significant fines, penalties and liability, or a breach or triggering of data protection laws, privacy policies and data protection obligations.*

In the ordinary course of our business, we may collect, process, store and transmit proprietary, confidential and sensitive information, including personal data (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may also share or receive sensitive information with our partners, CROs, CMO, or other third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

Our internal computer systems and those of our CROs, CMO, collaborators, and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, cybersecurity threats, and telecommunication and electrical failures. In addition, the COVID-19 pandemic has intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely. Our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Cyberattacks could include, but are not limited to, the deployment of harmful malware (including as a result of advanced persistent threat intrusions), denial-of-service (such as credential stuffing), social engineering attacks (including through phishing attacks), viruses, ransomware, supply chain attacks, personnel misconduct or error and other similar threats. We may also be the subject of software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures or other similar issues. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruptions to our clinical trials, loss of data (including data related to clinical trials), significant expense to restore data or systems, reputational loss and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*
In addition to the business disruptions caused by the COVID-19 pandemic or cybersecurity attacks described above, our operations, and those of our CMO, CROs, clinical trial sites and other contractors and consultants, could be subject to other disruptions, including those caused by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, tsunamis, typhoons, fires, extreme weather conditions, medical epidemics, wars and other geopolitical conflicts (such as Russia military action against Ukraine) and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
We rely on third parties to manufacture ALLO-647 and store our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.*
ALLO-647 is manufactured in the United States by our CMO, and we manage all other aspects of the supply, including planning, CMO oversight, disposition and distribution logistics. There can be no assurance that we will not experience supply or manufacturing issues. We do not have long-term agreements in place with our CMO for the manufacture of ALLO-647. If we are unable to contract with our CMO on acceptable terms or at all, our clinical development program would be delayed and our business would be significantly harmed.
We have built our own manufacturing facility for the manufacturing of our cell therapy product candidates, and the transition of manufacturing to our own facility requires significant investment and that we meet certain regulatory conditions, which may delay or extend our clinical trial timelines.
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
In addition, our actual and potential future reliance on a limited number of third-party manufacturers exposes us to the following risks:
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
Our contract manufacturers would also be subject to the same risks we face in developing our own manufacturing capabilities, as described above. Our current and potential future CMOs may also be required to shut down in response to the spread of COVID-19 or they may prioritize manufacturing for COVID-19 therapies or vaccines. We also rely on third parties to store our released product candidates, and any failure to adequately store our product candidates could result in significant delay to our development timelines. Any additional or future damage or loss of raw materials or product candidates could materially impact our ability to manufacture and supply our product candidates. Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.
In addition, we rely on third parties to perform release tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm.
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
In addition, we expect regulatory authorities will require us to demonstrate the safety of ALLO-647 and its contribution to the overall benefit to risk ratio of the lymphodepletion regimen through a randomized study with a cohort of patients that do not receive ALLO-647. We plan to assess ALLO-647 in a separate registrational trial that we plan to initiate later this year, subject to the advancement of the ALPHA2 trial and FDA clearance. We cannot be certain we will be able to successfully initiate a registrational trial of ALLO-647 or obtain regulatory approval of ALLO-647 in a timely manner or at all. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic CAR T cell product candidates.
Regenerative Medicine Advanced Therapy designation and Fast Track designation may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.*
We have received Regenerative Medicine Advanced Therapy (RMAT) designation for ALLO-715 and ALLO-501A and fast track designation (FTD) for ALLO-605 and ALLO-316. There is no assurance that we will be able to obtain RMAT designation or FTD for any of our additional product candidates. RMAT designation and FTD do not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation and FTD can be revoked if the criteria for eligibility cease to be met as clinical data emerges.
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
Risks Related to Our Intellectual Property
We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.*
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We depend substantially on our license agreements with Pfizer, Servier and Cellectis. These licenses may be terminated upon certain conditions. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. For example, we are dependent on our license with Cellectis for gene-editing technology that is necessary to produce our engineered T cells. In addition, we are reliant on Servier in-licensing from Cellectis some of the intellectual property rights they are licensing to us, including certain intellectual property rights relating to ALLO-501 and ALLO-501A. To the extent these licensors fail to meet their obligations under their license agreements, which we are not in control of, we may lose the benefits of our license agreements with these licensors. For instance, Cellectis has challenged and may in the future challenge certain performance by Servier, such as its development of products licensed under the Cellectis-Servier Agreement in ALL, and any failure by those parties to resolve such matters may have an adverse impact on us. In the future, we may also enter into additional license agreements that are material to the development of our product candidates.
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

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38693), filed with the SEC on June 17, 2022)

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38693), filed with the SEC on October 15, 2018).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

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

10.1	First Amendment to the Share Purchase Agreement, dated May 11, 2022, by and among the Registrant, Overland Pharmaceuticals (CY) Inc. and Allogene Overland Biopharm (CY) Limited.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date: August 9, 2022	By:	/s/ David Chang
David Chang, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Eric Schmidt
Eric Schmidt, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)