Form 10-Q
period 2022-09-30
Allogene Therapeutics, Inc.
filed 2022-11-02
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 31, 2022, the registrant had 144,210,154 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$74,357	$173,314
Short-term investments	477,872	283,988
Prepaid expenses and other current assets	16,832	14,021
Total current assets	569,061	471,323
Long-term investments	85,108	352,179
Operating lease right-of-use asset	85,245	58,030
Property and equipment, net	114,442	122,990
Restricted cash	10,292	10,292
Other long-term assets	9,378	5,815
Equity method investment	14,046	18,005
Total assets	$887,572	$1,038,634
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,045	$10,255
Accrued and other current liabilities	36,938	37,496
Deferred revenue	889	423
Total current liabilities	48,872	48,174
Lease liability, non-current	96,706	69,929
Other long-term liabilities	2,033	4,125
Total liabilities	147,611	122,228
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares were issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of September 30, 2022 and 200,000,000 shares authorized as of December 31, 2021; 144,031,588 and 142,623,065 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	144	142
Additional paid-in capital	1,893,908	1,822,179
Accumulated deficit	(1,141,133)	(903,348)
Accumulated other comprehensive loss	(12,958)	(2,567)
Total stockholders’ equity	739,961	916,406
Total liabilities and stockholders’ equity	$887,572	$1,038,634
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue - related party	$49	$49	$196	$38,438
Operating expenses:
Research and development	63,641	58,720	180,968	166,193
General and administrative	18,897	18,999	58,303	54,144
Total operating expenses	82,538	77,719	239,271	220,337
Loss from operations	(82,489)	(77,670)	(239,075)	(181,899)
Other income (expense), net:
Interest and other income, net	1,002	393	1,809	1,528
Other expenses	(1,661)	(909)	(519)	(1,766)
Total other income (expense), net	(659)	(516)	1,290	(238)
Net loss	(83,148)	(78,186)	(237,785)	(182,137)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments	(1,486)	(64)	(10,391)	(666)
Net comprehensive loss	$(84,634)	$(78,250)	$(248,176)	$(182,803)
Net loss per share, basic and diluted	$(0.58)	$(0.57)	$(1.67)	$(1.35)
Weighted-average number of shares used in computing net loss per share, basic and diluted	143,661,721	137,025,698	142,809,469	134,690,310
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2021	142,623,065	$142	$1,822,179	$(903,348)	$(2,567)	$916,406
Issuance of common stock upon exercise of stock options and vesting of RSUs	715,961	1	282	—	—	283
Vesting of early exercised common stock	—	—	1,228	—	—	1,228
Stock-based compensation	—	—	22,315	—	—	22,315
Employee stock purchase plan	230,876	—	1,530	—	—	1,530
Net loss	—	—	—	(79,850)	—	(79,850)
Net unrealized loss on available-for-sale investments	—	—	—	—	(6,682)	(6,682)
Balance - March 31, 2022	143,569,902	143	1,847,534	(983,198)	(9,249)	855,230
Issuance of common stock upon exercise of stock options and vesting of RSUs	153,269	1	24	—	—	25
Vesting of early exercised common stock	—	—	813	—	—	813
Stock-based compensation	—	—	22,891	—	—	22,891
Employee stock purchase plan	—	—	—	—	—	—
Net loss	—	—	—	(74,787)	—	(74,787)
Net unrealized loss on available-for-sale investments	—	—	—	—	(2,223)	(2,223)
Balance - June 30, 2022	143,723,171	144	1,871,262	(1,057,985)	(11,472)	801,949
Issuance of common stock upon exercise of stock options and vesting of RSUs	177,678	—	135	—	—	135
Vesting of early exercised common stock	—	—	432	—	—	432
Stock-based compensation	—	—	21,148	—	—	21,148
Employee stock purchase plan	130,739	—	931	—	—	931
Net loss	—	—	—	(83,148)	—	(83,148)
Net unrealized loss on available-for-sale investments	—	—	—	—	(1,486)	(1,486)
Balance - September 30, 2022	144,031,588	$144	$1,893,908	$(1,141,133)	$(12,958)	$739,961

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

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(237,785)	$(182,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	66,354	58,782
Depreciation and amortization	11,227	6,212
Net amortization/accretion on investment securities	2,735	5,361
Non-cash rent expense	2,193	2,622
Share of loss from equity method investment	3,959	1,766
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,811)	(2,153)
Other long-term assets	(3,211)	(991)
Accounts payable	1,930	1,277
Accrued and other current liabilities	(1,388)	6,420
Deferred revenue	466	(38,627)
Other long-term liabilities	(2,092)	2,092
Net cash used in operating activities	(158,423)	(139,376)
Cash flows from investing activities:
Purchases of property and equipment	(3,499)	(20,710)
Purchase of stock in equity method investment	—	(15,938)
Proceeds from maturities of investments	260,379	645,854
Purchase of investments	(200,318)	(474,801)
Net cash provided by investing activities	56,562	134,405
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	443	8,024
Proceeds from issuance of common stock under the employee stock purchase plan	2,461	3,617
Net cash provided by financing activities	2,904	11,641
Net change in cash, cash equivalents and restricted cash	(98,957)	6,670
Cash, cash equivalents and restricted cash — beginning of period	183,606	192,800
Cash, cash equivalents and restricted cash — end of period	$84,649	$199,470
Non-cash investing activities:
Right-of-use asset obtained in exchange for lease liability	$31,361	$—
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(6,605)	$(4,058)
Cash received for amounts related to tenant improvement allowances	$325	$1,111
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

The Company had cash and cash equivalents and investments of $637.3 million as of September 30, 2022. Since inception through September 30, 2022, the Company has incurred cumulative net losses of $1.1 billion. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity as of September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2022.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2022, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.
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
There were no Level 3 assets or liabilities as of September 30, 2022 and as of December 31, 2021.

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2022 and as of December 31, 2021 are presented in the following tables:

	September 30, 2022
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$19,225	$—	$—	$19,225
Commercial paper	—	17,987	—	17,987
Corporate bonds	—	168,517	—	168,517
U.S. treasury securities	332,334	—	—	332,334
U.S. agency securities	—	44,142	—	44,142
Total financial assets	$351,559	$230,646	$—	$582,205

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$115,867	$—	$—	$115,867
Commercial paper	—	58,976	—	58,976
Corporate bonds	—	223,474	—	223,474
U.S. treasury securities	303,016	—	—	303,016
U.S. agency securities	—	50,701	—	50,701
Total financial assets	$418,883	$333,151	$—	$752,034
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets

4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of September 30, 2022 and as of December 31, 2021 are presented in the following tables:

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$19,225	$—	$—	$19,225
Commercial paper	17,995	—	(8)	17,987
Corporate bonds	172,278	—	(3,761)	168,517
U.S. treasury securities	339,145	1	(6,812)	332,334
U.S. agency securities	46,076	—	(1,934)	44,142
Total cash equivalents and investments	$594,719	$1	$(12,515)	$582,205

Classified as:
Cash equivalents				$19,225
Short-term investments				477,872
Long-term investments				85,108
Total cash equivalents and investments				$582,205

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$115,867	$—	$—	$115,867
Commercial paper	58,981	2	(7)	58,976
Corporate bonds	224,092	29	(647)	223,474
U.S. treasury securities	304,142	2	(1,128)	303,016
U.S. agency securities	51,075	—	(374)	50,701
Total cash equivalents and investments	$754,157	$33	$(2,156)	$752,034

Classified as:
Cash equivalents				$115,867
Short-term investments				283,988
Long-term investments				352,179
Total cash equivalents and investments				$752,034
As of September 30, 2022, the remaining contractual maturities of available-for-sale securities were less than 2 years. There have been no significant realized losses on available-for-sale securities for the periods presented. As of September 30, 2022, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of September 30, 2022 and December 31, 2021, securities with a fair value of $153.7 million and zero, respectively, were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
As of September 30, 2022 and December 31, 2021, the Company recognized $1.5 million and $1.9 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the consolidated balance sheets.
5.         Balance Sheet Components
Property and Equipment, Net

Property and Equipment consist of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Leasehold improvements	$108,412	$108,353
Laboratory equipment	31,443	29,666
Computer equipment and purchased software	5,033	4,373
Furniture and fixtures	3,976	3,920
Construction in progress	166	39
Total	149,030	146,351
Less: accumulated depreciation	(34,588)	(23,361)
Total property and equipment, net	$114,442	$122,990

6.         License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets, including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three and nine months ended September 30, 2022 or 2021.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses. For the three and nine months ended September 30, 2022, zero costs were incurred related to the achievement of a clinical development milestone under this agreement. For the three and nine months ended September 30, 2021, $5.0 million and $10.0 million, respectively, in costs were incurred related to the achievement of a clinical development milestone under this agreement.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42.0 million and €70.5 million ($69.1 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.
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
For the three and nine months ended September 30, 2022, the Company recorded $3.8 million and $20.4 million, respectively, of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. For the three and nine months ended September 30, 2021, the Company recorded $5.1 million and $13.2 million, respectively, of net cost recoveries. As of September 30, 2022 and December 31, 2021, amounts due from Servier of $4.3 million and $4.1 million, respectively, were recorded in other current assets in the accompanying condensed consolidated balance sheets.
On September 15, 2022, Servier sent a notice of discontinuation (Discontinuation) of its involvement in the development of all licensed products directed against CD19, including UCART19, ALLO-501 and ALLO-501A (collectively, CD19 Products), pursuant to the Servier Agreement. Servier’s Discontinuation provides the Company with the right to elect a license to the CD19 Products outside of the United States (Ex-US Option) and does not otherwise affect the Company's current exclusive license for the development and commercialization of CD19 Products in the United States.
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
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, an Allogene representative serves on the Notch Board of Directors. In February 2021, the Company made an additional $15.9 million investment in Notch's Series A preferred stock. In October 2021, the Company made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, the Company's share in Notch was 23.0% on a voting interest basis. The Company did not have a controlling interest in Notch as of September 30, 2022, and continued to account for its investment in Notch as an equity method investment.
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
For the three and nine months ended September 30, 2022, the Company recorded $1.0 million and $2.8 million, respectively, in collaboration costs as research and development expenses. For the three and nine months ended September 30, 2021, the Company recorded $0.8 million and $3.9 million, respectively, in collaboration costs as research and development expenses.
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
For the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $1.1 million in collaboration costs as research and development expenses. For the three and nine months ended September 30, 2021, the Company recorded $0.4 million and $0.8 million, respectively, in collaboration costs as research and development expenses.
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

Pursuant to the Share Purchase Agreement, the Company acquired Seed Preferred Shares in Allogene Overland representing 49% of Allogene Overland's outstanding stock as partial consideration for the License Agreement, and Overland acquired Seed Preferred Shares representing 51% of Allogene Overland's outstanding stock for $117.0 million in upfront and certain quarterly cash payments, to support operations of Allogene Overland. As of September 30, 2022, the Company and Overland are the sole equity holders in Allogene Overland. The Company received $40 million from Allogene Overland as partial consideration for the License Agreement.

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
The Company has determined that Allogene Overland is a variable interest entity as of September 30, 2022 and December 31, 2021. The Company does not have the power to independently direct the activities which most significantly affect Allogene Overland's economic performance. Accordingly, the Company did not consolidate Allogene Overland because the Company determined that it was not the primary beneficiary.

For the three and nine months ended September 30, 2022, the Company recognized less than $0.1 million and $0.2 million of collaboration revenue, respectively. For the three and nine months ended September 30, 2021, the Company recognized less than $0.1 million and $38.4 million, respectively, of collaboration revenue, primarily related to the license of intellectual property and delivery of the know-how performance obligation which was delivered in the first quarter of 2021. For the three and nine months ended September 30, 2022, the Company recorded $0.3 million and $0.6 million, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses. For the three and nine months ended September 30, 2021, the Company recorded zero net cost recoveries.
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
For the three and nine months ended September 30, 2022, the Company recorded $0.6 million and $4.5 million in research and development expenses related to the upfront payment and collaboration costs, of which $0.5 million is recorded in accrued and other liabilities as of September 30, 2022. The Company's total equity investment in Antion was $3.0 million as of September 30, 2022 and is recognized in other long-term assets in the condensed consolidated balance sheets.
7.         Commitments and Contingencies
Leases
In August 2018, the Company entered into an operating lease agreement (HQ Lease) for office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term was 127 months beginning August 2018 through February 2029 with an option to extend the term for seven years which was not reasonably assured of exercise. The Company has made certain tenant improvements, including the addition of laboratory space, and has received $5.0 million of tenant improvement allowances. The rent payments began on March 1, 2019 after an abatement period. In December 2021, the Company amended its lease agreement to lease an additional 47,566 square feet of office and laboratory space in South San Francisco, California, as part of the same building as the Company’s current headquarters. The lease term commenced in April 2022 and is for a period of 120 months. The rent payments for the expansion premises began in August 2022 after an abatement period. The lease term for the existing premises was also extended and the lease for both the existing and expansion premises will expire on March 31, 2032 with an option to extend the term for eight years which is not reasonably assured of exercise.
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
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of September 30, 2022 and December 31, 2021.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating lease liabilities
Current portion included in accrued and other current liabilities	$5,831	$3,200
Long-term portion of lease liabilities	96,706	69,929
Total operating lease liabilities	$102,537	$73,129
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$3,177	$1,853	$8,476	$5,568
Variable lease cost	616	448	1,468	979
Total lease costs	$3,793	$2,301	$9,944	$6,547
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2022 was $2.6 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.
The undiscounted future lease payments under the lease agreements as of September 30, 2022 were as follows:

Year ending December 31:	(In thousands)
2022 (remaining 6 months)	$2,943
2023	12,065
2024	12,464
2025	12,636
2026	12,819
2027 and thereafter	90,492
Total undiscounted lease payments	143,419
Less: Present value adjustment	(40,882)
Total	$102,537
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.19%. As of September 30, 2022, the weighted average remaining lease term for our operating leases is 10.21 years.
Other Commitments

In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is disclosed as restricted cash in the condensed consolidated balance sheets as of September 30, 2022.
The Company has entered into certain license agreements for intellectual property which is used as part of our development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of September 30, 2022.
The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of September 30, 2022, the Company had non-cancellable purchase commitments of $0.4 million.
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
The Company’s total equity investment in Notch as of September 30, 2022 and December 31, 2021 was $14.0 million and $18.0 million, respectively, and the Company accounted for the investment using the equity method of accounting. During the three and nine months ended September 30, 2022 and 2021, the Company recognized its share of Notch's net loss under the other expenses caption within the condensed consolidated statement of operations.
Allogene Overland
In conjunction with the execution of the License Agreement with Allogene Overland (see Note 6), the Company also entered into a Share Purchase Agreement and Shareholders' Agreement with the joint venture company acquiring shares of Allogene Overland’s Seed Preferred Shares representing a 49% ownership interest in exchange for entering into a License Agreement which had a carrying value of zero. The Company accounts for its investment in Allogene Overland as an equity method investment at carrying value. The Company's total equity investment in Allogene Overland was zero as of September 30, 2022 and December 31, 2021.
The Company’s equity investment in Allogene Overland as of September 30, 2022 and December 31, 2021 had a zero carryover basis. Therefore, the Company did not account for its share of losses incurred by Allogene Overland. See Note 6 for further details.

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
As of September 30, 2022, there were 12,035,820 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
Stock Option Exchange program
On June 21, 2022, the Company commenced an offer to exchange certain eligible options held by eligible employees of the Company for new options (the Exchange Offer). The Exchange Offer expired on July 19, 2022. Pursuant to the Exchange Offer, 199 eligible holders elected to exchange, and the Company accepted for cancellation, eligible options to purchase an aggregate of 3,666,600 shares of the Company’s common stock, representing approximately 93.5% of the total shares of common stock underlying the eligible options. On July 19, 2022, immediately following the expiration of the Exchange Offer, the Company granted new options to purchase 3,666,600 shares of common stock, pursuant to the terms of the Exchange Offer and the 2018 Plan. The exercise price of the new options granted pursuant to the Exchange Offer was $13.31 per share, which was the closing price of the common stock on the Nasdaq Global Select Market on the grant date of the new options. The new options are subject to a new three-year vesting schedule, vesting in equal annual installments over the vesting term. Each new option has a maximum term of seven years.
The exchange of stock options was treated as a modification for accounting purposes. The incremental expense of $5.2 million for the new options was calculated using a lattice option pricing model. The incremental expense and the unamortized expense remaining on the exchanged options as of the modification date will be recognized over the new three-year service period.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2021	10,239,167	$21.10	7.68	$26,223
Granted	8,627,428	9.64
Exercised	(174,451)	2.33
Forfeited	(569,697)	24.41
Cancelled under the Option Exchange	(3,666,600)	26.82
Granted under the Option Exchange	3,666,600	13.31
Balance, September 30, 2022	18,122,447	$12.99	8.05	$25,996
Exercisable, September 30, 2022	13,657,219	$13.04	8.29	$24,715
Vested and expected to vest, September 30, 2022	18,122,447	$12.99	8.05	$25,996

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on September 30, 2022. For the nine months ended September 30, 2022, the estimated weighted-average grant-date fair value of employee options granted was $9.99 per share. As of September 30, 2022, there was $96.7 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2 years, 324 days.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Expected term in years	5.25 - 6.08	5.27 - 6.08
Expected volatility	70.82% - 73.39%	69.73% - 70.80%
Expected risk-free interest rate	1.61% - 3.49%	0.60% - 1.16%
Expected dividend	0%	0%
The fair value of the new options granted under the Option Exchange program was estimated at the date of grant using a lattice option pricing model with the following assumptions: expected volatility of 73.74%, expected risk-free rate of 3.06%, expected dividends of 0% and expected exercise barrier of 2.57.
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
Expected exercise barrier - The modified options are assumed to be exercised upon vesting and when the ratio of stock market price to exercise price reaches 2.57, or expiration, whichever is earlier.
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2021	4,261,108	$26.37	1.72	$63,576
Granted	3,316,499	9.74	1.89
Vested	(991,967)	27.90
Forfeited	(476,970)	22.24
Unvested September 30, 2022	6,108,670	$17.41	1.70	$65,974
Vested and expected to vest, September 30, 2022	6,108,670	$17.41	1.70	$65,974

As of September 30, 2022, there was $85.0 million of unrecognized stock-based compensation related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2 years, 240 days.
Total stock-based compensation related to stock options, restricted stock units, employee stock purchase plan and vesting of the founders’ common stock was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$11,016	$10,074	$35,068	$28,494
General and administrative	10,132	10,782	31,286	30,288
Total stock-based compensation	$21,148	$20,856	$66,354	$58,782
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the Prior 2018 Plan and the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities for the current portion, and other long-term liabilities for the non-current portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. During the nine months ended September 30, 2022 and 2021, zero and 293,594 options were early exercised. As of September 30, 2022 and December 31, 2021 there was $1.9 million and $2.9 million, respectively, recorded in accrued and other liabilities and $1.1 million and $2.5 million, respectively, recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the condensed consolidated financial statements since the exercise date but the shares which are subject to future vesting conditions are not included in the calculation of earnings per share.

10.         Related Party Transactions
Collaboration Revenue
In December 2020, the Company entered into a license agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). The license agreement was subsequently assigned to a wholly-owned subsidiary of Allogene Overland, Allogene Overland BioPharm (HK) Limited. On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited. During the three and nine months ended September 30, 2022, the Company recognized less than $0.1 million and $0.2 million of collaboration revenue under this arrangement, respectively. During the three and nine months ended September 30, 2021, the Company recognized less than $0.1 million and $38.4 million, respectively, of collaboration revenue under this arrangement.
For the three and nine months ended September 30, 2022, the Company recorded $0.3 million and $0.6 million, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses. For the three and nine months ended September 30, 2021, the Company recorded zero net cost recoveries under the terms of the license agreement.
Sublease Agreement
In December 2018, the Company entered into a sublease with Bellco Capital LLC (Bellco) for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. In November 2021, the sublease was extended to June 30, 2025. The sublease was amended, effective in July 2022, to move to a nearby location, with office space of 737 square feet. The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco Capital Advisors Inc. The total right of use asset and associated liability recorded related to this related party lease was $0.2 million and $0.3 million at September 30, 2022 and December 31, 2021, respectively.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River, LLC (Two River), a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chair of the board of directors, and a director of the Company to provide various managerial, clinical development, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.1 million and $0.6 million for the three and nine months ended September 30, 2022, respectively. The costs incurred for services provided under this agreement were $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $38,583 per month in arrears commencing January 2021 and $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The costs incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively. The costs incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively.
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

12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	September 30,
	2022	2021
Stock options to purchase common stock	18,122,447	10,109,169
Restricted stock units subject to vesting	6,108,670	3,393,604
Expected shares to be purchased under Employee Stock Purchase Plan	750,317	276,253
Founders' shares of common stock subject to future vesting	—	3,028,848
Early exercised stock options subject to future vesting	162,532	1,057,793
Total	25,143,966	17,865,667

13.         Subsequent Events
On October 6, 2022, the Company announced the initiation of the Phase 2 clinical trial of ALLO-501A (the ALPHA2 trial) in patients with relapsed/refractory large B-cell lymphoma. The Company is also in the process of initiating the EXPAND trial, which is intended to demonstrate the contribution of ALLO-647 to the lymphodepletion regimen. In accordance with the Servier Agreement, the Company is required to make a milestone payment of $8.0 million upon first dosing of the first patient in a Phase 2 clinical trial. The milestone payment is expected to be recognized in the fourth quarter.
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

We have a deep pipeline of allogeneic chimeric antigen receptor (CAR) T cell product candidates targeting multiple promising antigens in a host of hematological malignancies and solid tumors. Pursuant to our Exclusive Collaboration and License Agreement with Servier (Servier Agreement), we have exclusive rights to ALLO-501 and ALLO-501A, CAR T cell product candidates targeting CD19, in the United States. ALLO-501 and ALLO-501A use Cellectis S.A. (Cellectis) technologies under which Servier holds an exclusive worldwide license from Cellectis.
On September 15, 2022, Servier sent a notice of discontinuation (Discontinuation) of its involvement in the development of all licensed products directed against CD19, including UCART19, ALLO-501 and ALLO-501A (collectively, CD19 Products), pursuant to the Servier Agreement. Servier’s Discontinuation provides us with the right to elect a license to the CD19 Products outside of the United States (Ex-US Option) and does not otherwise affect our current exclusive license for the development and commercialization of CD19 Products in the United States. Upon any exercise of the Ex-US Option by us, our potential milestone payments with respect to ALLO-501A would increase for any first dosing in Phase 2, first dosing in Phase 3 and regulatory approval by €46 million in the aggregate. In addition, upon any such exercise of the Ex-US Option, Servier's obligation to reimburse us for 40% of the development costs for CD19 Products would cease. See “Risk Factors—Servier’s Discontinuation of its involvement in the development of CD19 Products may have adverse consequences.*”

We are conducting long-term follow-up in our Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with relapsed or refractory (R/R) non-Hodgkin lymphoma (NHL). We are also progressing the development of the second-generation version of ALLO-501, known as ALLO-501A. We have removed rituximab recognition domains in ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL.

We recently initiated a Phase 2 clinical trial for ALLO-501A (the ALPHA2 trial) in R/R large B cell lymphoma (LBCL). We conducted an extensive Phase 1 program designed to evaluate and optimize all aspects of our therapy, including multiple doses and schedules of ALLO-501A and one of our lymphodepletion agents, ALLO-647. In addition, we conducted a review of the Phase 1 program, which determined a manufacturing process associated with robust clinical performance. Our selected manufacturing process, named Alloy, will be deployed in the ALPHA2 trial and the EXPAND trial discussed below. The Phase 2 trial will begin with previously manufactured material from our prior contract manufacturing organization and we may transition to product from our manufacturing facility during the course of the ALPHA2 and EXPAND trials.

The single-arm ALPHA2 trial will utilize a single dose of ALLO-501A at 120 million CAR+ cells with a lymphodepletion regimen comprised of fludarabine (30 mg/m2/day x 3 days) and cyclophosphamide (300 mg/m2/day x 3 days) plus ALLO-647 (90 mg). We plan to enroll approximately 100 patients who have received at least two prior lines of therapy and have not received any prior anti-CD19 therapy, including CAR T therapy. The primary endpoint is objective response rate (ORR) and the key secondary endpoint is duration of response (DoR).

We are also in the process of initiating the EXPAND trial, which is expected to enroll approximately 70 patients with R/R LBCL and is intended to demonstrate the contribution of ALLO-647 to the overall benefit of the lymphodepletion regimen. Patients will be randomized to receive the same single 120 million CAR+ cell dose of ALLO-501A as in the ALPHA2 trial and either lymphodepletion with fludarabine and cyclophosphamide (control arm) or the lymphodepletion regimen of the ALPHA2 trial (active arm). The primary endpoint of this trial is progression free survival, and the key secondary endpoints are ORR, DoR, and the safety of ALLO-647. Assuming favorable outcomes and subject to FDA discussions, we plan to seek FDA approval of ALLO-501A and ALLO-647 on the basis of the ALPHA2 trial and the EXPAND companion trial.

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

We also continue to advance the Phase 1 clinical trial (the TRAVERSE trial) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic clear cell renal cell carcinoma (ccRCC). Subject to results from the TRAVERSE trial, we may investigate the use of ALLO-316 for other solid tumor and hematologic indications.

We are planning an Allogene R&D Showcase on November 29, 2022 to provide an update on certain of our research and development programs, including additional data from the ALPHA, ALPHA2 and UNIVERSAL trials.

Enrollment of patients and the ability to conduct patient follow-up has been adversely impacted by the COVID-19 pandemic. The exact timing of delays and overall impact of the COVID-19 pandemic to our business, preclinical studies and clinical trials is currently unknown, and we are monitoring the pandemic as it continues to evolve.

Since inception, we have had significant operating losses. Our net losses were $83.1 million and $237.8 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had an accumulated deficit of $1.1 billion. As of September 30, 2022, we had $637.3 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.

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
Exclusive License and Collaboration Agreement with Servier
In October 2015, Pfizer entered into the Servier Agreement to develop, manufacture and commercialize certain allogeneic anti-CD19 CAR products in the United States with the option to obtain the rights over certain additional allogeneic anti-CD19 CAR product candidates and for allogeneic CAR T cell product candidates directed against one additional target. In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. In October 2019, we agreed to waive our rights to the one additional target. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Servier Agreement.
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
As of September 30, 2022, our revenue has been exclusively generated from our collaboration and license agreement with Allogene Overland Biopharm (PRC) Co., Limited. See Note 6 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the Allogene Overland Biopharm (PRC) Co., Limited agreement.
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
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three and nine months ended September 30, 2022 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year to date relate to costs incurred for the development of our most advanced product candidates and include:
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
We are required to reimburse Servier for 60% of the costs associated with the prior development of UCART19, including for the long-term follow-up of patients in the CALM and PALL clinical trials of UCART19. We accrue for costs incurred by monitoring the status of clinical trials and the invoices received from Servier. We adjust our accrual as actual costs become known. Pending any exercise by us of the Ex-US Option, Servier is required to reimburse us for 40% of the costs associated with the development of ALLO-501 and ALLO-501A. Collaboration expenses and cost reimbursement are recorded on a net basis as a research and development expense in our condensed consolidated statements of operations and comprehensive loss.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following sets forth our results of operations for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Collaboration revenue - related party	$49	$49	$—	—%
Operating expenses:
Research and development	63,641	58,720	4,921	8%
General and administrative	18,897	18,999	(102)	(1)%
Total operating expenses	82,538	77,719	4,819	6%
Loss from operations	(82,489)	(77,670)	(4,819)	6%
Other income (expense), net:
Interest and other income, net	1,002	393	609	155%
Other expenses	(1,661)	(909)	(752)	83%
Total other income (expense), net	(659)	(516)	(143)	28%
Net Loss	$(83,148)	$(78,186)	$(4,962)	6%
Collaboration revenue - related party
Collaboration revenue was less than $0.1 million for the three months ended September 30, 2022 and 2021. Revenue recognized in the three months ended September 30, 2022 and 2021 was due to the delivery of the know-how performance obligations related to the License Agreement entered into with Allogene Overland on December 14, 2020.
Research and Development Expenses
Research and development expenses were $63.6 million and $58.7 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $4.9 million was driven primarily by an increase in personnel related costs of $5.9 million, of which $0.9 million was stock-based compensation expense, and an increase in facilities costs and depreciation expense of $4.3 million, offset by a $5.9 million decrease in external costs relating to the advancement of our product candidates primarily due to the timing of development activities and manufacturing runs.
General and Administrative Expenses
General and administrative expenses were $18.9 million and $19.0 million for the three months ended September 30, 2022 and 2021, respectively. The decrease of $0.1 million was primarily due to a decrease in business and consulting fees of $1.4 million, offset by a $0.9 million increase in personnel related costs.

Interest and Other Income, Net
Interest and other income, net was $1.0 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively.

Comparison of the Nine Months Ended September 30, 2022 and 2021
The following sets forth our results of operations for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Collaboration revenue - related party	$196	$38,438	$(38,242)	*
Operating expenses:
Research and development	180,968	166,193	14,775	9%
General and administrative	58,303	54,144	4,159	8%
Total operating expenses	239,271	220,337	18,934	9%
Loss from operations	(239,075)	(181,899)	(57,176)	31%
Other income (expense), net:
Interest and other income, net	1,809	1,528	281	18%
Other expenses	(519)	(1,766)	1,247	(71)%
Total other income (expense), net	1,290	(238)	1,528	*
Net Loss	$(237,785)	$(182,137)	$(55,648)	31%
* - Percentage is not meaningful
Collaboration revenue - related party
Collaboration revenue was $0.2 million and $38.4 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $38.2 million was due to the revenue recognized related to the license of intellectual property and delivery of the know-how performance obligation, which was delivered in the first quarter of 2021, under the License Agreement entered into with Allogene Overland in December 2020.
Research and Development Expenses
Research and development expenses were $181.0 million and $166.2 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $14.8 million was driven primarily by an increase in personnel related costs of $18.5 million, of which $6.6 million was stock-based compensation expense, and an increase in facilities costs and depreciation expense of $14.0 million, offset by a $20.3 million decrease in external costs relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs.
General and Administrative Expenses

General and administrative expenses were $58.3 million and $54.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $4.2 million was primarily due to an increase in personnel related costs of $5.0 million, of which $1.0 million was stock-based compensation expense, and an increase in expenses related to corporate communications of $1.2 million, offset by a $2.0 million decrease in business and consulting fees.
Interest and Other Income, Net
Interest and other income, net was $1.8 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.
Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2022, we had $637.3 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will enable us to maintain our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, and upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Allogene Overland. In connection with our IPO in 2018, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen) under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings for an aggregate offering price of up to $250.0 million. As of September 30, 2022, $167.3 million remains available for sale under the sales agreement with Cowen.
In June 2020, we sold 13,457,447 shares of our common stock, which included 1,755,319 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $47.00 per share, which resulted in net proceeds of approximately $595.7 million after deducting the underwriting discounts and commissions and other expenses.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(158,423)	$(139,376)
Investing activities	56,562	134,405
Financing activities	2,904	11,641
Net increase (decrease) in cash, cash equivalents and restricted cash	$(98,957)	$6,670
Operating Activities
During the nine months ended September 30, 2022, cash used in operating activities of $158.4 million was attributable to a net loss of $237.8 million, partially offset by non-cash charges of $86.5 million and an increase of $7.1 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation expense of $66.4 million, depreciation of $11.2 million, our share of equity investments' net losses for the period of $4.0 million, net amortization and accretion on investment securities of $2.7 million, and non-cash rent expense of $2.2 million. The change in operating assets and liabilities was primarily due to a $3.2 million increase in other long-term assets, a $2.8 million increase in prepaid expenses and other current assets, a $1.4 million decrease in accrued and other current liabilities, and a $2.1 million decrease in other long-term liabilities, offset by a $1.9 million increase in accounts payable and a $0.5 million increase in deferred revenue.
Investing Activities
During the nine months ended September 30, 2022, net cash provided by investing activities of $56.6 million was related to cash provided by investment maturities of $260.4 million, offset by cash used in purchases of investments of $200.3 million and cash used in the purchase of property and equipment of $3.5 million.
Financing Activities
During the nine months ended September 30, 2022, cash provided by financing activities of $2.9 million was related to $2.5 million of cash provided by the sale of common stock through our employee stock purchase plan and $0.4 million of cash provided by the issuance of common stock upon exercise of stock options.

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
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of September 30, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our condensed consolidated financial statements included elsewhere in this report.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of September 30, 2022, the Company had non-cancellable purchase commitments of $0.4 million.
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
In July 2020, we entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at our manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. We are obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by us will result in a termination payment due of approximately $4.3 million. In connection with the agreement, we maintain a letter of credit for the benefit of the service provider in the amount of $4.3 million.
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
Interest Rate Risk
Our cash and cash equivalents and investments of $637.3 million as of September 30, 2022 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on September 30, 2022 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of September 30, 2022, we had $4.3 million of other receivables denominated in foreign currency.

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
Other than as discussed above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Servier's Discontinuation may have adverse consequences.
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
•We rely and will continue to rely on third parties to conduct our clinical trials and manufacture our product candidates and critical raw materials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
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
Risks Related to Our Business and Industry
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2021, we reported a net loss of $257.0 million. For the nine months ended September 30, 2022, we reported a net loss of $237.8 million. As of September 30, 2022, we had an accumulated deficit of $1.1 billion.
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
Servier’s Discontinuation of its involvement in the development of CD19 Products may have adverse consequences.

On September 15, 2022, Servier sent a notice of discontinuation of its involvement in the development of all CD19 Products pursuant to the Servier Agreement. Despite there being no obligation under the terms of the Servier Agreement to do so, Servier believes that we had to exercise the Ex-US Option within a limited timeframe that passed. Servier also communicated to us that it believes it does not have to contribute to development costs 90 days from its notice of discontinuation, pending our exercise of the Ex-US Option. We disagree with these assertions relating to both the maintenance of the Ex-US Option as well as contribution to development costs during our consideration of the Ex-US Option. Any failure of Servier to fulfill its obligations may be harmful to us, and while we would intend to vigorously pursue our rights and remedies to enforce our contractual rights, any legal outcome for such enforcement action is inherently uncertain, will add to our costs and divert management time.

Servier also licenses certain rights to the CD19 Products from Cellectis and sublicenses those rights to us. Cellectis has challenged certain performance by Servier and has also challenged the ability of Servier to grant a world-wide sublicense. Servier’s Discontinuation and any subsequent actions may further strain the relationship between Servier and Cellectis, as well as between us and Cellectis. Any failure to resolve Cellectis challenges could have a significant adverse impact on our business, financial condition and prospects.

Our product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and obtaining regulatory approval.*
We have concentrated our research, development and manufacturing efforts on our engineered allogeneic T cell therapy and our future success depends on the successful development of this therapeutic approach. We are in the early stages of developing our platform and we have experienced significant development challenges, such as with the prior clinical hold by the FDA, and there can be no assurance that any development problems we have now or experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial facilities or partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For instance, it will take additional time and expense to transfer the Alloy process to our manufacturing facility and meet regulatory conditions.
In addition, since we are in the early stages of clinical development, we do not know all the doses to be evaluated in pivotal trials or, if approved, commercially. Finding a suitable dose for our cell therapy product candidates as well as

ALLO-647 may delay our anticipated clinical development timelines. In addition, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors.
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
The clinical study requirements of the FDA, European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. We face additional challenges in obtaining regulatory approval for ALLO-647, which we use as part of our lymphodepletion regimen, and for which we would seek to obtain approval concurrently with approval of a CAR T cell product candidate. Approvals by the EMA and FDA for existing autologous CAR T therapies, such as Kymriah and Yescarta, may not be indicative of what these regulators may require for approval of our therapies. Also, while we expect reduced variability in our products candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability and the use of healthy donor material may create separate variability challenges for us. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the autologous CAR T therapies that have previously been approved. For instance, allogeneic product candidates may result in GvHD or chromosomal abnormalities not experienced with autologous products. Additionally, any Phase 2 trial results, such as in the ALPHA2 trial, may not be representative of Phase 1 results, which were based on limited patients. Even if we collect promising initial clinical data of our product candidates, longer-term data may reveal new adverse events or responses that are not durable. Unexpected clinical outcomes would significantly impact our business.
Our business is highly dependent on the success of our lead product candidates. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.*
Our business and future success depends on our ability to advance clinical development, obtain regulatory approval of, and then successfully commercialize, our lead product candidates, including ALLO-501A. Because ALLO-501A and ALLO-715 are among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidate, or the failure of other allogeneic T cell therapies, including for reasons due to safety, efficacy or durability, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions in regard to the viability of our entire pipeline of allogeneic T cell therapies. For instance, all of our clinical trials were put on clinical hold due to an observation in the ALPHA2 trial. While the clinical hold has been resolved, we could be subject to a clinical hold in the future due to unexpected observations, adverse patient outcomes or other issues.
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
Assuming we are able to proceed with clinical development, if unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Any data safety monitoring board may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. We have trained and expect to have to train medical personnel using CAR T cell product candidates to understand the side effect profile of our product candidates for both our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
•delays or failures in the transfer of manufacturing processes to any CMO or our own manufacturing facility or any other development or commercialization partner for the manufacture of product candidates;
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
The COVID-19 pandemic may also increase the risk of certain of the events described above and delay our development timelines. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, as we transition manufacturing of certain of our product candidates from our CMO to our manufacturing facility, we will be required to meet certain regulatory conditions, such as establishing comparability with the product candidates manufactured at our CMO, and our inability to meet such conditions would result in investment of additional resources, a delay in using our manufacturing facility for production and extend our clinical trial timelines. Similar conditions may apply if we make manufacturing or formulation changes to our product candidates. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
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
If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, as we progress the ALPHA2 and EXPAND trials, we may face enrollment challenges, including an unwillingness of sites to participate, the exclusion of patients with certain disease characteristics or the ineligibility of patients that have received prior autologous CAR T therapies, which continue to gain adoption. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The COVID-19 pandemic, including the travel and business restrictions imposed by government authorities in response to the pandemic, have resulted in, and may continue to cause, reduced enrollment and may also create challenges to related clinical trial activities. The enrollment of patients may be more difficult, such as due to the perceptions of the safety of our clinical trials due to the previous clinical hold, and will depend on many factors, including:
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

Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, monoclonal antibodies, hematopoietic cell transplantation as well as autologous CAR T cell therapies, rather than enroll patients in our clinical trial, including if our product candidates have or are perceived to have additional safety or efficacy risks or if using our product candidates may affect insurance coverage of conventional therapies. For instance, the development of autologous CAR T cell therapies continues to rapidly advance, and, more recently, Janssen Pharmaceutical Companies of Johnson & Johnson announced the FDA approval of an autologous CAR T cell therapy for the treatment of adults with R/R multiple myeloma, Gilead Sciences announced the FDA approval of an autologous CAR T cell therapy for the initial treatment of R/R LBCL and Bristol Myers Squibb announced the FDA approval of an autologous CAR T cell therapy for R/R LBCL after one prior therapy. We also may experience risks associated with a new class of therapies, bispecific antibodies, which have recently been approved for multiple myeloma and are expected to be approved for LBCL. The compelling results and related approvals impact our ability to enroll patients with R/R multiple myeloma or R/R LBCL in our clinical trials. Moreover, patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy.
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
In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. We decided to initiate the Phase 2 trial of ALLO-501A with material manufactured utilizing the Alloy process at our CMO, rather than material manufactured at our manufacturing facility that did not use the Alloy process, and may subsequently transition the Alloy process to our manufacturing facility during the course of our Phase 2 trials. This approach remains subject to FDA review, and may ultimately result in increased costs and delays in conducting the ALPHA2 trial and EXPAND trial, submitting a biologics license application (BLA) or gaining FDA approval of ALLO-501A. In addition, we may be unable to manufacture additional Alloy material at the CMO or transition the Alloy manufacturing process to our manufacturing facility for ALLO-501A as well as for our other product candidates, which could delay our clinical trials. Similar conditions may apply if we make manufacturing or formulation changes to our product candidates. In addition, any process or raw material change could introduce unacceptable product variability and impact our ability to manufacture on a consistent and reproducible basis.
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
The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The application of new regulatory guidelines or parameters, such as those related to release testing, may also adversely affect our ability to manufacture our product candidates. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such supply may have to be discarded and our manufacturing facility may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates will not occur in the future.
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
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Executive Chair, our President and Chief Executive Officer, our Chief Financial Officer, our Executive Vice President of Research & Development, our Chief Technical Officer, and our General Counsel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
We conduct substantially all of our operations at our facilities in the San Francisco Bay area. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We experienced higher attrition in 2021 than previous years and ongoing attrition may lead to higher costs for hiring and retention, diversion of management time to address retention matters and disrupt the business.

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
We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*
As of November 1, 2022, we had 356 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:
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
•inability of our strategic partners to access suitable capital;
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

As of September 30, 2022, we had $637.3 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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
If our security measures, or those of our CROs, CMOs, collaborators, contractors, consultants or other third parties upon whom we rely, are compromised or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience a material adverse impact.*

In the ordinary course of our business, we may collect, process, store and transmit proprietary, confidential and sensitive information, including personal data (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may also share or receive sensitive information with our partners, CROs, CMOs, or other third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

Our internal computer systems and those of our CROs, CMOs, collaborators, contractors, consultants or other third parties are vulnerable to damage from computer viruses, unauthorized access, cybersecurity threats, and telecommunication and electrical failures. In addition, the COVID-19 pandemic has intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely. Our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce and distribute our product candidates. Cyberattacks could include, but are not limited to, the deployment of harmful malware (including as a result of advanced persistent threat intrusions), denial-of-service (such as credential stuffing), credential harvesting, social engineering attacks (including through phishing attacks), viruses, ransomware, supply chain attacks, personnel misconduct or error and other similar threats. We may also be the subject of software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures or other similar issues. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruptions to our clinical trials, loss of data (including data related to clinical trials), significant expense to restore data or systems, reputational loss and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

Although we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have experienced attempts to compromise our information technology systems or otherwise cause a security incident, but, to our knowledge, such attempts have been unsuccessful. In addition, from time to time, our vendors inform us of security incidents. To date, our review of such incidents as reported to us did not reveal material information being lost, Allogene-specific security vulnerabilities or provide any useful information or insight into our systems or environment. However, we may not have all information related to such incidents and future incidents could have an adverse impact on our business.

We may be unable to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate exploitable critical vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. We may also face heightened physical and information technology risks due to our sharing office space with other tenants at certain of our sites. Any failure to prevent or mitigate security incidents or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal, and international law and may cause a material adverse impact to our reputation, affect our ability to conduct our clinical trials and potentially disrupt our business.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors.

In addition, the California Consumer Privacy Act (CCPA) creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, affords California residents certain rights related to their personal data, including the right to opt-out of certain sales of personal data, and allow for a new cause of action for certain data breaches. Although there are limited exemptions for clinical trial data under the CCPA, as our business progresses, the CCPA may become applicable and significantly impact our business activities and exemplifies the vulnerability of our business to evolving regulatory environment related to personal data and protected health information. Furthermore, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. In addition, other states have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Connecticut passed the Act Concerning Personal Data Privacy and Online Monitoring, and Utah passed the Consumer Privacy Act, all of which become effective in 2023. Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information. Moreover, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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

Although we endeavor to comply with all applicable privacy and security obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, third-party collaborators, service providers, contractors or consultants fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party service provider to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits and inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition.
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

We rely on third parties to manufacture and store our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.*

Our product candidates are manufactured in the United States by our CMOs, and we manage all other aspects of the supply, including planning, CMO oversight, disposition and distribution logistics. For example, in the past, Servier was responsible for UCART19 manufacturing, and experienced UCART19 supply issues that limited its ability to recruit new patients. There can be no assurance that we will not experience supply or manufacturing issues in the future.

We do not have long-term agreements in place with CMOs for the manufacture of our cell therapies or of ALLO-647. If we are unable to contract with CMOs on acceptable terms or at all, our clinical development program would be delayed and our business would be significantly harmed.

While we have built our own manufacturing facility for cell therapies, the transition of manufacturing to our own facility will require significant investment and that we meet certain regulatory conditions, which may delay or extend our clinical trial timelines.
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
Some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier, including to meet any regulatory requirements for such qualification, could result in additional costs, delays, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business.
If we or our third-party suppliers use hazardous, non-hazardous, biological or other materials in a manner that causes injury or violates applicable law, we may be liable for damages.*
Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials. We and our suppliers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that we and our suppliers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we and our suppliers cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. For instance, we have had and may continue to have environmental notice of violations at our manufacturing facility. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. In addition, we have commenced shipment of certain materials to our joint venture with Overland Pharmaceuticals (CY) Inc. in China and any violation by our joint venture in the use, manufacture, storage, handling and disposal under foreign law may subject us to additional liability.

Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.
Risks Related to Government Regulation
The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.*
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive approval of a BLA from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding CMC matters for the product.

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
•having patients complete a trial, including having patients enrolled in clinical trials dropping out of the trial prior to treatment, or return for post-treatment follow-up;
•clinical trial sites deviating from trial protocol or dropping out of a trial;
•addressing any patient safety concerns that arise during the course of a trial;
•adding new clinical trial sites; or
•manufacturing sufficient quantities of qualified materials under cGMPs, releasing product in accordance with specifications, and delivering product candidates for use in clinical trials.
We could also encounter future delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by any Data Safety Monitoring Committee. The FDA’s review of our data of our clinical trials may, depending on the data, also result in the delay, suspension or termination of one or more of our clinical trials, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.
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
The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our CAR T cell product candidates.*
The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect ongoing FDA feedback on our trials, some of which may lead to changes in the trials, which could cause future delays to our trials. In addition, even if we believe the results are sufficiently compelling, such as for both the ALPHA2 trial and EXPAND trial, the FDA could ultimately require longer-term follow-up results, additional data from our clinical trials or additional trials that could delay or prevent our first BLA submission. The FDA may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.
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
In addition, we expect regulatory authorities will require us to demonstrate the safety of ALLO-647 and its contribution to the overall benefit to risk ratio of the lymphodepletion regimen through a randomized study with a cohort of patients that do not receive ALLO-647. We plan to assess ALLO-647 in a separate registrational trial, the EXPAND trial, that we are working to initiate. We cannot be certain when or whether we will be able to successfully initiate and enroll the EXPAND trial in a timely manner or that the outcome of this study will support FDA approval. For instance, enrolling two studies, ALPHA2 and EXPAND, that target the same indication may delay enrollment completion, and difference in data between the trials would introduce other regulatory review complications that would adversely impact both trials. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic CAR T cell product candidates.
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
The FDA granted orphan drug designation to ALLO-605 and ALLO-715 for the treatment of multiple myeloma. We plan to seek orphan drug designation for additional product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products, but may never receive such designations. Some of our product candidates target indications that are not orphan indications. In addition, even with orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved.
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

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. While we have internal efforts directed at ESG matters and preparations for any increased required future disclosures, we may be perceived to be not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC has recently proposed, and may continue to propose, certain mandated ESG reporting requirements, such as the SEC’s proposed rules designed to enhance and standardize climate-related disclosures, which, if finally approved, would significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation or that harm our stock price. In addition, we currently do not report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock.

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
•the commencement, enrollment or results of our clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
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
•adverse regulatory decisions;
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
•changes in the status of one or more of our license or collaboration agreements, including any material disputes, amendments or terminations;
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
General Risk Factors
Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.*
The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions have resulted and may continue to result in severely diminished liquidity and credit availability, high inflation, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds would also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
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

Date: November 2, 2022	By:	/s/ David Chang
David Chang, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2022	By:	/s/ Eric Schmidt
Eric Schmidt, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)