Form 10-K
period 2022-12-31
Allogene Therapeutics, Inc.
filed 2023-02-28
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,009 million based on the closing price of the registrant’s common stock on June 30, 2022 of $11.40 per share, as reported by The Nasdaq Global Select Market.
The number of shares of Registrant’s Common Stock outstanding as of February 24, 2023 was 144,497,383.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before May 1, 2023, are incorporated by reference into Part III of this Report.

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

•the ultimate outcome of our disputes with Servier, including disagreements relating to development cost contributions and the timeframe during which we have the right to elect a license to CD19 Products outside of the United States subsequent to Servier’s discontinuation of its involvement in the development of all CD19 products pursuant to our Exclusive License and Collaboration Agreement;

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
•Servier's discontinuation of its involvement in the development of CD19 products and our disputes with Servier may have adverse consequences.
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
•Phase 1 data from our clinical trials is limited and may change as more patient data become available.
•We may encounter substantial delays in our clinical trials, or may not be able to conduct our trials on the timelines we expect.
•If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•COVID-19 has been adversely impacting, and any future health epidemic or pandemic may adversely impact, our business, including our preclinical studies and clinical trials.
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
PART I
Item 1. Business
Overview

We are a clinical stage immuno-oncology company pioneering the development of genetically engineered allogeneic T cell product candidates for the treatment of cancer. We are developing a pipeline of off-the-shelf T cell product candidates that are designed to target and kill cancer cells. Our engineered T cells are allogeneic, meaning they are derived from healthy donors for intended use in any patient, rather than from an individual patient for that patient’s use, as in the case of autologous T cells. We believe this key difference will enable us to deliver readily available treatments faster, more reliably, at greater scale, and to more patients.

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

We have built our own current good manufacturing practices (cGMP) manufacturing facility in Newark, California, that we call Cell Forge 1 (CF1). We are currently assessing the product candidates for manufacturing at CF1.

Finally, we plan to leverage next generation technologies, such as to develop more potent product candidates and to develop product candidates to overcome premature rejection of allogeneic CAR T cells by the patient immune system. We believe next generation technologies will also allow us to develop allogeneic T cell therapies for the treatment of solid tumors, which to date have been difficult to treat because of the lack of validated targets and tumor microenvironments that can impair the activity of T cells.
Our Pipeline

We are currently developing a pipeline of multiple allogeneic CAR T cell product candidates utilizing protein engineering, gene editing, gene insertion and advanced proprietary T cell manufacturing technologies. Our most advanced product candidates, ALLO-501 and ALLO-501A, are engineered allogeneic CAR T cell product candidates that target CD19, a protein expressed on the cell surface of B cells and a validated target for B cell driven hematological malignancies. We are also developing engineered allogeneic CAR T cell product candidates for multiple myeloma, clear cell renal cell carcinoma (ccRCC), and other blood cancers and solid tumors. Our pipeline is represented in the diagram below.

1Phase 3 may not be required if Phase 2 is registrational; 2ALLO-647 is intended to enable expansion and persistence of allogeneic CAR T product candidates; 3TurboCAR™

Our lead product candidates include:

•ALLO-501. We are sponsoring a Phase 1 clinical trial (the ALPHA trial) of ALLO-501 in patients with the most common R/R non-Hodgkin lymphoma (NHL) subtypes, including R/R large B-cell lymphoma (LBCL) and R/R follicular lymphoma (FL). We completed accrual in the ALPHA trial in 2021 and are following patients as part of long-term follow-up.

•ALLO-501A. We have removed rituximab recognition domains in our second-generation version of ALLO-501, known as ALLO-501A, which we believe will potentially facilitate treatment of more patients, as rituximab is a typical part of a treatment regimen for a patient with NHL. We initiated a Phase 1/2 clinical trial for ALLO-501A (the ALPHA2 trial) in the second quarter of 2020. The Phase 1 portion of the ALPHA2 trial was designed to assess the safety and tolerability at increasing dose levels of ALLO-501A in patients with R/R LBCL or transformed FL. Updated results from the ALPHA trial and ALPHA2 trial were presented at our November 2022 R&D Showcase. See “—Product

Pipeline and Development Strategy—Anti-CD19 Development Program—Results from the Phase 1 ALLO-501 ALPHA Trial and the Phase 1 ALLO-501A ALPHA2 Trial” for information regarding the results. In the fourth quarter of 2022, we proceeded to the Phase 2 portion of the ALPHA2 trial in adult patients with R/R LBCL. We expect to complete enrollment of the Phase 2 portion of the ALPHA2 trial in the first half of 2024. Subject to further patient follow-up and FDA discussion, we plan to initiate a Phase 3 clinical trial of ALLO-501A in an earlier line of therapy for LBCL in the first half of 2024.

•ALLO-715. We are sponsoring a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715, an allogeneic CAR T cell product candidate targeting B-cell maturation antigen (BCMA), in adult patients with R/R multiple myeloma. We presented updated results from the UNIVERSAL trial at our R&D Showcase in November 2022 as well as at the American Society of Hematology annual meeting in December 2022. See “—Product Pipeline and Development Strategy—Anti-BCMA Development Program—Results from the Phase 1 ALLO-715 UNIVERSAL Trial” for information regarding the results.

•ALLO-605. We are sponsoring a Phase 1 clinical trial (the IGNITE trial) of ALLO-605, an allogeneic CAR T cell product candidate targeting BCMA, in adult patients with R/R multiple myeloma. ALLO-605 is our first product candidate to incorporate our TurboCAR technology. TurboCAR technology allows cytokine signaling to be engineered selectively into CAR T cells and has shown the ability to improve the potency and persistence of the cells and to delay exhaustion of the cells in preclinical models. We are currently reviewing and optimizing the manufacturing process for our BCMA program and are not enrolling patients in the UNIVERSAL and IGNITE trials at this time.

•ALLO-316. We are sponsoring a Phase 1 clinical trial (the TRAVERSE trial) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic ccRCC. We presented preliminary results from the TRAVERSE trial at our November 2022 R&D Showcase. See “—Product Pipeline and Development Strategy—Anti-CD70 Development Program—Results from the Phase 1 ALLO-316 TRAVERSE Trial” for information regarding the results. Subject to ongoing results in the TRAVERSE trial, we intend to complete planned dose exploration and initiate expansion cohort enrollment in 2023. We may also investigate the use of ALLO-316 for other CD70 expressing solid tumors and hematologic indications or in combination with other anticancer therapies such as immune checkpoint inhibitors.

•ALLO-647. We are developing an anti-CD52 monoclonal antibody, ALLO-647, which is a component of our lymphodepletion regimen. ALLO-647 may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can actively target and destroy cancer cells. We are currently assessing ALLO-647 in all of our clinical trials and are in the process of initiating a separate Phase 2 trial (the EXPAND trial) to assess ALLO-647 and its contribution to the overall benefit to risk ratio of the lymphodepletion regimen for ALLO-501A. We expect the EXPAND trial to open to enrollment early in the second quarter of 2023. As a part of this potentially registrational trial, patients will be randomized to receive the same single dose of ALLO-501A as in the ALPHA2 trial and either lymphodepletion with fludarabine and cyclophosphamide (control arm) or the lymphodepletion regimen of the ALPHA2 trial, inclusive of ALLO-647 (active arm).
Our History and Team

We believe we have established a leadership position in allogeneic T cell therapy. In April 2018, we acquired certain assets from Pfizer Inc. (Pfizer), including strategic license and collaboration agreements and other intellectual property related to the development and administration of allogeneic CAR T cells for the treatment of cancer. We have an Exclusive License and Collaboration Agreement with Servier (the Servier Agreement) to develop and commercialize ALLO-501 and ALLO-501A, and we hold the commercial rights to these product candidates in the United States. We also have an exclusive worldwide license from Cellectis to its TALEN gene-editing technology for the development of allogeneic T cell product candidates directed against 15 different cancer antigens. The Servier Agreement gives us access to TALEN gene-editing technology for ALLO-501 and ALLO-501A.

Our world-class management team has significant experience in immuno-oncology and in progressing products from early stage research to clinical trials, and ultimately to regulatory approval and commercialization. In particular, both Dr. Belldegrun and Dr. Chang led the development and approval of Yescarta at Kite. Additionally, our Executive Vice President of Research and Development, Dr. Zachary Roberts, was also instrumental in the development and execution of the clinical trials of Yescarta across multiple indications, and he most recently served as the Chief Medical Officer of Instil Bio, a cell therapy company, where he led development of both clinical and pre-clinical programs. Our Chief Technical Officer, Alison Moore,

Ph.D., has over 25 years of experience in biotechnology and was previously Senior Vice President, Process Development at Amgen, where she led the development, deployment and oversight of manufacturing for approximately 80 multi-modality assets.
Our Strategy

Our goal is to maintain and build upon our leadership position in allogeneic T cell therapy. We plan to rapidly develop and, if approved, commercialize allogeneic T cell products for the treatment of cancer that can be delivered faster, more reliably and at greater scale than autologous T cell therapies. We believe achieving this goal could result in allogeneic T cell therapy becoming a standard of care in cancer treatment and enable us to make potentially curative therapies more readily accessible to more patients throughout the world. Key elements of our strategy include:

•Capitalize on a validated target and our leadership in engineered allogeneic anti-CD19 CAR T cell product candidates. Autologous anti-CD19 CAR T cell therapies, such as Kymriah and Yescarta, have emerged as potentially curative therapies for B-cell lymphomas and leukemias. We believe developing allogeneic CAR T cell product candidates targeting CD19 is the next frontier in delivering potentially curative therapies against B-cell lymphomas and leukemias. We are focused on advancing ALLO-501A with the goal to complete enrollment in our Phase 2 ALPHA2 trial for R/R LBCL in the first half of 2024. We also plan to initiate a Phase 3 trial of ALLO-501A in an earlier line of therapy for LBCL in the first half of 2024.

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

•Build state-of-the-art gene engineering and cell manufacturing capabilities. Manufacturing allogeneic T cell product candidates involves a series of complex and precise steps. We believe a critical component to our success will be to leverage and expand our proprietary manufacturing know-how, expertise and capacity. For instance, for our lead product candidate, ALLO-501A, we were able to identify and select a manufacturing process that was associated with robust clinical performance in Phase 1. We call this process Alloy and are using the Alloy process to manufacture ALLO-501A for the ALPHA2 and EXPAND trials. We plan to continue to optimize manufacturing for our other product candidates and plan to manufacture product at CF1, our state-of-the-art cell therapy manufacturing facility in Newark, California. We believe establishing our own fully integrated manufacturing operations and infrastructure will allow us to continuously improve the manufacturing process, limit our reliance on contract manufacturing organizations (CMOs) and more rapidly advance the commercialization of any of our product candidates that receive regulatory approval.

•Expand into solid tumor indications with high unmet need and leverage next generation technologies to advance our platform. We plan to continue to advance the research and development of product candidates directed against a broad portfolio of solid tumor targets, including CD70 for the treatment of ccRCC, DLL3 for the treatment of small cell lung cancer and other aggressive neuroendocrine tumors, and Claudin 18.2 for the treatment of gastric and pancreatic cancer. We also plan to leverage next generation technologies to make more potent allogeneic CAR T cells and improve the characteristics of our product candidates. In addition, we are investigating next-generation technologies to control rejection of allogeneic CAR T cells by the patient immune system, such as with our Dagger technology that utilizes an anti-CD70 CAR to kill alloreactive host T cells. We are also advancing technologies to increase specificity of CAR T activity to avoid potential normal tissue toxicities associated with certain solid tumor targets. We continually survey the scientific and industry landscape for opportunities to license, partner or acquire technologies that may help us advance current or new cell therapies for the benefit of patients.

•Accelerate the development of our product candidates across geographies. We are positioning ourselves to pursue clinical development of product candidates in additional markets around the world. Subject to our clinical progress in the United States, we plan to initiate clinical trials in Europe, Canada and Australia, among other geographies. In addition, in December 2020, we jointly formed Allogene Overland Biopharm (CY) Limited for the development, manufacturing and commercialization of certain of our product candidates targeting BCMA, CD70, FLT3, and DLL3 in China, Taiwan, South Korea and Singapore. Allogene Overland has completed the buildout of a cell manufacturing facility in China and is beginning to progress product manufacturing ahead of clinical trial evaluation. We may selectively partner with other third parties to develop and commercialize our product candidates in additional countries.

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

The autologous approach, pioneered by Novartis and Kite, has been highly successful in engineering patients’ immune systems to fight cancer, in particular CD19 and BCMA expressing cancers, resulting in significant remission rates. Autologous products are manufactured by first collecting a patient’s white blood cells, through a process known as leukapheresis, separating the T cells from the patient’s blood sample and proliferating the isolated T cells. After the cells have multiplied, the CAR construct is virally transduced into the T cells and the engineered T cells are then propagated until a sufficient number of cells are available for infusion into the patient. Finally, the engineered T cells are frozen, and then shipped back to the clinical center for administration to the patient. The process from leukapheresis to delivery to the clinical center takes approximately two to four weeks. Obtaining a manufacturing slot, collecting patient cells, and scheduling can extend the time to treatment by additional weeks.

While the autologous approach has been revolutionary, demonstrating compelling efficacy in many patients, it is burdened by the following key limitations:

•Lengthy Delivery Time. Due to the individualized manufacturing process, patients may wait multiple weeks to be treated with their engineered cells. As a result, in the registrational trials for Yescarta and Kymriah, up to 31% of intended patients ultimately did not receive treatment primarily due to interval complications from the underlying disease prior to delivery of therapy or manufacturing failures. In addition, certain patients being treated with autologous product candidates have required bridging therapy as they wait for the manufacture of their T cells. Bridging therapy to control disease may increase some cumulative or synergistic toxicities for the patients. Other rapidly progressing patients may not be considered candidates for autologous CAR T given lengthy waiting times and limited manufacturing slots.

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

We can concurrently add additional genes to these cells that confer specific properties. For example, we can add an off-switch by expressing proteins that can make T cells susceptible to certain drugs, such as anti-CD20 monoclonal antibodies, and enable us to deplete our engineered T cells if needed by administering such drugs to the patient. We can also introduce cytokine activation signaling within a CAR T cell that is designed to enhance the proliferative potential, migratory behavior, and killing activity of cells. We are investigating multiple constructs designed to mimic cytokine signaling selectively within CAR T cells, a technology platform that we call “TurboCARs”. We are also exploring the use of genetic engineering to control immune rejection of allogeneic CAR T cells, such as with an anti-CD70 CAR, which we call Dagger, to recognize and destroy allo-reactive host immune cells that would otherwise be capable of rejecting the allogeneic CAR T cells.

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

As illustrated below, by administering anti-CD52 antibody prior to infusing our product candidates, we believe we can reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can expand and actively target and destroy cancer cells. We also believe our approach is unique and differentiated. To capitalize on this differentiation and to secure our own source of anti-CD52 monoclonal antibody, we are developing ALLO-647. We are currently assessing ALLO-647 in all of our clinical trials and are in the process of initiating a potentially pivotal Phase 2 trial for ALLO-647 as part of the lymphodepletion regimen for ALLO-501A.

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

Our product pipeline is represented in the diagram below:

1Phase 3 may not be required if Phase 2 is registrational; 2ALLO-647 is intended to enable expansion and persistence of allogeneic CAR T product candidates; 3TurboCAR™

In October 2021, the FDA placed a hold on our clinical trials. The clinical hold followed our notification to the FDA of a chromosomal abnormality in an ALPHA2 study patient which was detected in a bone marrow biopsy undertaken to assess pancytopenia. Investigations concluded that the chromosomal abnormality was unrelated to TALEN gene editing or our manufacturing process and had no clinical significance. The investigation also determined that the abnormality was not detected in any of our manufactured product candidates or in any other patient treated with the same ALLO-501A lot. The abnormality occurred in the patient after the cell product was administered and involved regions of the T cell receptor and immunoglobulin genes known to undergo rearrangement as part of the T cell or B cell maturation process. The FDA found that we satisfactorily addressed all clinical hold issues and removed the hold in January 2022. We have resumed our studies as discussed in further detail below.

Anti-CD19 Development Program

CD19 is an antigen expressed on the surface of B cells, including on B cells that are malignant. B cells are considered non-essential tissue, as they are not required for patient survival. We believe CD19 is a validated target for the treatment of B cell leukemias and lymphomas. Multiple autologous anti-CD19 targeted CAR T therapies have shown promising results and have been approved by the FDA as therapies in multiple blood cancers, including R/R LBCL, as further described below under "—Competition".

Our first anti-CD19 product candidate, UCART19, was advanced with Servier, who led manufacturing and clinical development. UCART19 was manufactured to express a CAR that is designed to target CD19 and gene edited to lack TCRα and CD52 to minimize the risk of GvHD and enable a window of persistence in the patient. In addition, UCART19 cells were engineered to express a small protein on the cell surface called RQR8, which consists of two rituximab recognition domains. This allowed for recognition and elimination of cells in the event that silencing of CAR T cell activity is desired.

Servier sponsored two Phase 1 clinical trials of UCART19 in patients with R/R CD19 positive B-cell ALL, one for adult patients (the CALM trial) and one for pediatric patients (the PALL trial). The Servier-sponsored trials completed in 2020 and Servier determined that no new patients will be enrolled. Patients from both studies are continuing the long-term follow-up as planned. We are reviewing our development strategy for ALL as our data matures and as we assess potential next generation technology that may be used to enhance results in ALL.

ALLO-501 and ALLO-501A are our other allogeneic CAR T cell product candidates targeting CD19, which are also part of the Servier Agreement. We are responsible for the manufacture of ALLO-501 and ALLO-501A. We also lead the clinical development program and are sponsoring the ALPHA trial of ALLO-501 and ALPHA2 trial of ALLO-501A, each for patients with R/R NHL.

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
Lead Target Indication: Non-Hodgkin Lymphoma (NHL)

NHL is a hematologic cancer originating from malignant lymphocytes. It is the most common hematological malignancy in the United States, with 80,550 new cases estimated to be diagnosed and 20,180 deaths estimated in 2023, according to the American Cancer Society. Over 60 NHL subtypes have been identified, and each subtype represents different neoplastic lymphoid cells (T, B or NK cells) that have arrested at different stages of differentiation. According to the American Cancer Society, B-cell lymphomas make up approximately 85% of NHL cases in the United States.

B-cell NHL itself represents a group of different neoplasms that not only differ in pathology, but also response to therapy and prognosis. NHL can be rapidly growing (aggressive), such as large B-cell lymphomas, which include diffuse large B cell lymphoma (DLBCL), or it can be slow growing, or indolent, such as FL.

The R-CHOP chemotherapy combination (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone) introduced in the early 2000s remains the standard of care for newly diagnosed DLBCL, and can yield five-year survival rates of 55-60%. Unfortunately, approximately 30% of DLBCL relapse and require second-line therapy. Subsequent therapy for fit patients is commonly high-dose therapy followed by autologous stem-cell therapy or autologous anti-CD19 CAR T therapy. Two recent randomized controlled trials evaluated anti-CD19 CAR T cell therapies, Yescarta and Breyanzi, compared to high dose chemotherapy followed by autologous stem cell rescue. Yescarta and Breyanzi improved event-free-survival versus stem cell transplant (8.3 months vs. 2.0 months and 10.1 months vs. 2.3 months, respectively). Overall survival from these randomized trials is pending; however, a retrospective analysis of patients with R/R DLBCL, who were not treated with autologous CAR T therapy, found that outcomes in this population are poor, with an objective response rate of 26% (complete response (CR): 7%, partial response: 18%) and median overall survival of 6.3 months.

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

Autologous CAR T therapy has made significant advances in addressing R/R NHL, and has moved to earlier lines of therapy, as further described below under "—Competition".

Results from the Phase 1 ALLO-501 ALPHA Trial and the Phase 1 ALLO-501A ALPHA2 Trial

On November 29, 2022, we, in collaboration with Servier, announced results from the Phase 1 ALPHA trial of ALLO-501 and from the Phase 1 ALPHA2 trial of ALLO-501A in R/R LBCL at our R&D Showcase. We conducted an extensive Phase 1 program designed to evaluate and optimize all aspects of our lead product candidate, including the dose and schedule of ALLO-501A and ALLO-647. In addition, following a review of the Phase 1 program, we determined that our Alloy manufacturing process was associated with robust performance. Alloy is being deployed in the ongoing Phase 2 ALPHA2 trial.

A single infusion of CAR+ cells with a lymphodepletion regimen consisting of fludarabine (30 mg/m2/day x 3 days) and cyclophosphamide (300 mg/m2/day x 3 days) (standard flu/cy) plus 90 mg of ALLO-647 (Single Dose FCA90) was deemed preferable to two infusions of CAR+ cells (Consolidation Regimen). In the Consolidation Regimen, ALLO-647 dosing was split into 60 mg and 30 mg prior to the first and second infusion of CAR+ cells. This finding underscores the importance of optimizing lymphodepletion in allogeneic cell therapy.

Data from the Phase 1 trials of ALLO-501 and ALLO-501A support the ability of a single administration of CAR T cells to generate deep and durable responses. As of the October 25, 2022 data cutoff, 33 autologous CAR T naïve patients with r/r LBCL were treated with Alloy process material. Ninety-two percent (92%) of all enrolled patients received investigational product with 100% of infused product manufactured and released as per product specifications. Patients were able to initiate treatment within two days of enrollment.

Responses in the ALPHA trials were overall durable. Of the nine patients treated with Alloy process material who achieved a complete response (CR) at six months, eight remained in remission with the longest CR ongoing at 26+ months as of the data cutoff.

Among 12 patients treated with the Single Dose FCA90 regimen, the overall response rate (ORR) was 67% and 58% achieved CRs. Among the eight patients in the Single Dose FCA90 cohort who had the opportunity to be followed for six months or more, four (50%) were in CR at both six and 12 months.

Alloy Process
	All LBCL (n = 48)	All Alloy (n=33)	Consolidation Regimen (n=15)	Single Dose FCA90 (n=12)
Overall Response Rate (ORR), n (%)	23 (48)	19 (58)	8 (53)	8 (67)
Complete Response (CR), n (%)	14 (29)	14 (42)	6 (40)	7 (58)
6 Month CR Rate, n (%)	9 (23)	9 (31)	5 (33)	4 (50)
12 Month CR Rate, n (%)	8 (21)	8 (28)	4 (27)	4 (50)

The ALPHA Phase 1 trials demonstrated a manageable safety profile. There were no observed dose limiting toxicities (DLTs) or graft-vs-host disease (GvHD). Among patients treated with Single Dose FCA90, there was no Grade 3+ cytokine release syndrome (CRS) or neurotoxicity. One patient (8%) experienced a Grade 3+ infection and two (17%) experienced prolonged Grade 3+ cytopenia. As previously reported, one Grade 5 event occurred. No new Grade 5 events have occurred.

			Alloy Process
	All LBCL (n=48)		All Alloy (n=33)		Consolidation Regimens (n=15)		Single Dose (n=12)
Adverse Events of Interest	All Grs n (%)	Gr 3+ n (%)	All Grs n (%)	Gr 3+ n (%)	All Grs n (%)	Gr 3+ n (%)	All Grs n (%)	Gr 3+ n (%)
CRS	11 (23)	0	8 (24)	0	3 (20)	0	4 (33)	0
Neurotoxicity	15 (31)	3 (6)	12 (36)	2 (6)	6 (40)	2 (13)	4 (33)	0
ICANS	1 (2)	0	0	0	0	0	0	0
GvHD	0	0	0	0	0	0	0	0
Infection	25 (52)	9 (19)	19 (58)	5 (15)	8 (53)	3 (20)	8 (67)	1 (8)
Prolonged Gr3+ cytopenia	—	9 (19)	—	4 (12)	—	2 (13)	—	2 (17)

Clinical Development Plan

The ALPHA trial is an open-label, Phase 1, single arm, multicenter clinical trial evaluating the safety and tolerability of ALLO-501 in adult patients with R/R LBCL, including DLBCL, or FL. We completed accrual in the ALPHA trial in 2021 and are following patients as part of long-term follow-up.

The ALPHA2 trial is an open-label, Phase 1/2, single arm, multicenter clinical trial evaluating the safety and efficacy of ALLO-501A in adult patients with R/R large B-cell lymphoma, including DLBCL, or transformed FL. Cell kinetics and pharmacodynamics of ALLO-501A are evaluated as secondary and exploratory objectives, respectively. The Phase 1 portion of the ALPHA2 trial was designed to assess the safety and tolerability at increasing dose levels of ALLO-501A and consolidation of ALLO-501A dosing, in order to identify the recommended doses and schedule of ALLO-501A and the lymphodepletion regimen for use in the Phase 2 portion of the trial.

In the fourth quarter of 2022, we initiated the Phase 2 portion of the ALPHA2 trial in patients with R/R LBCL. The single-arm Phase 2 ALPHA2 trial is utilizing a single dose of ALLO-501A (120 million CAR+ cells) with the FCA90 lymphodepletion regimen. The ALPHA2 trial will enroll approximately 100 patients who have received at least two prior lines of therapy and have not received prior anti-CD19 therapy. The primary endpoint of this trial is ORR, and the key secondary endpoint is duration of response. We expect to complete enrollment in the trial in the first half of 2024. We are also preparing a Phase 3 trial of ALLO-501A in an earlier line of therapy for LBCL, which we expect to initiate in the first half of 2024.

We are also advancing the EXPAND trial of ALLO-647, which is expected to enroll approximately 70 patients with R/R LBCL and is intended to demonstrate the overall contribution of ALLO-647 to the benefit to risk ratio of the lymphodepletion regimen for ALLO-501A. Patients will be randomized to receive the same single 120 million CAR+ cell dose of ALLO-501A as in the ALPHA2 trial and either lymphodepletion with fludarabine and cyclophosphamide (control arm) or the lymphodepletion regimen of the ALPHA2 trial, inclusive of ALLO-647 (active arm). We expect the EXPAND trial to open to enrollment early in the second quarter of 2023.

Assuming favorable outcomes and subject to FDA discussions, we plan to seek FDA approval of ALLO-501A and ALLO-647 on the basis of the ALPHA2 trial and the EXPAND companion trial.

Anti-BCMA Development Program

BCMA is a member of the tumor necrosis factor receptor family and is selectively expressed on immunoglobulin-producing plasma cells, including malignant plasma cells (myeloma cells). We believe BCMA is an appropriate target for the treatment of multiple myeloma. Autologous anti-BCMA targeted CAR T therapies have shown promising results in clinical trials and have been approved by the FDA for adult patients with R/R multiple myeloma, as further described below under "—Competition".

ALLO-715 is our first anti-BCMA allogeneic CAR T cell product candidate assessed in the clinic. ALLO-715 is manufactured to express a CAR that is designed to target BCMA and gene edited to lack TCRα and CD52 to minimize the risk of GvHD and enable a window of persistence in the patient when dosed in combination with ALLO-647. In addition, rituximab recognition domains, as an off-switch, have been incorporated in between the scFv and the linker domain. We are conducting a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715 in adult patients with R/R multiple myeloma.

Our next-generation version of ALLO-715, known as ALLO-605, incorporates our TurboCAR technology to allow cytokine signaling to be engineered selectively into CAR T cells. TurboCARs have shown the ability to improve the potency and persistence of the CAR T cells and to delay exhaustion of the CAR T cells in preclinical models. ALLO-605 uses a constitutive cytokine signaling domain and a rituximab-mediated off-switch, as illustrated below. We initiated the Phase 1 clinical trial (the IGNITE trial) of ALLO-605 in mid-2021.

Target Indication: Multiple Myeloma

Multiple myeloma is a hematological malignancy that is characterized by uncontrolled expansion of bone marrow plasma cells. There will be an estimated 35,730 new cases of multiple myeloma and 12,590 deaths from multiple myeloma in 2023 in the United States according to the American Cancer Society. Multiple myeloma predominantly affects the elderly, with 14 times more patients diagnosed at age 65 and over than those diagnosed under the age of 65.

For patients under the age of 70 with no comorbidities, autologous stem cell therapy is the preferred option to provide a durable response. For transplant ineligible patients, immunomodulatory drugs (Revlimid, Pomalyst, Thalomid) and proteasome inhibitors (Velcade, Kyrprolis, Ninlaro), often used in combination with one another, have displaced older cytotoxic agents as the mainstay of treatment. More recently, several new drugs with novel mechanisms (Darzalex, Empliciti, Farydak, Xpovio) have been approved for multiple myeloma, however none of these novel treatments is considered as curative.

Despite the introduction of newer therapies, a majority of patients are expected to relapse and the unmet need in patients with R/R myeloma remains high. In patients who have developed progressive disease following exposure to all five classes of non-cytotoxic therapies, options are limited. Cytotoxic chemotherapy-containing regimens are reserved for fit patients, are given as continuous infusions and are associated with significant toxicity and generally limited efficacy. The single agent selexinor (Xpovio) has been studied as a single agent in patients with disease refractory to all five classes of novel agents and is associated with an ORR of 26%, a median duration of response of 4.4 months and toxicity that required discontinuation of treatment in 18% of patients. Trials of anti-BCMA therapies including bispecific antibodies and autologous CAR T cell therapies have shown significant promise in multiple myeloma with reported CR rates that are substantially higher in patients with R/R myeloma. There are two autologous CAR T cell therapies and one bispecific antibody currently commercially available.
Results from the Phase 1 ALLO-715 UNIVERSAL Trial

On November 29, 2022, we announced results from the Phase 1 UNIVERSAL trial of ALLO-715 in patients with R/R multiple myeloma. Dose expansion cohorts comprised of a single dose of ALLO-715 (320 million CAR+ cells) and either FCA39 lymphodepletion (standard flu/cy plus 39 mg of ALLO-647) or FCA60 lymphodepletion (standard flu/cy plus 60 mg of ALLO-647) demonstrated substantial and durable responses. Importantly, 92% of all enrolled patients received investigational product with 100% of infused product manufactured and released as per product specifications. Patients were able to initiate treatment within five days of enrollment and no bridging therapy was required.

Through a median follow-up of 14.8 months as of the October 11, 2022 data cutoff, the ORR was 67% in the FCA60 cohort and the very good partial response or better rate (VGPR+) was 42%. All VGPR+ were minimal residual disease (MRD) negative. The median duration of response was 9.2 months, with the longest ongoing response at 24 months.

Expansion Cohorts
LD Regimen	Total (n=23*)	FCA39 (n=11)	FCA60 (n=12)
ORR*, n (%)	15 (65)	7 (64)	8 (67)
VGPR+ rate, n (%)	11(48)	6 (54)	5 (42)
CR/sCR rate, n (%)	5 (22)	3 (27)	2 (17)
Median DOR	8.3	8.3	9.2
* Five patients with best responses ranging from stable disease to partial response were not included due to limited follow-up.

Safety profile was manageable with low-grade and reversible neurotoxicity and no GvHD. In the expansion cohorts, there was low use of tocilizumab (32%) and steroids (25%). Eight patients (29%) experienced Grade 3+ infections and prolonged Grade 3+ cytopenias. As previously reported, one Grade 5 event occurred in the expansion cohorts and no new Grade 5 events have occurred.

	Expansion Cohorts (N=28)
Adverse Events of Interest	All Grades n (%)	Grade 3+ n (%)
CRS	19 (68)	1 (4)
Neurotoxicity	17 (61)	0
ICANS	1 (4)	0
GvHD	0	0
Infection	19 (68)	8 (29)
Prolonged Gr3+ Cytopenia	—	8 (29)
Clinical Development Plan

The UNIVERSAL and IGNITE trials are open-label, Phase 1, single-arm, multicenter clinical trials evaluating the safety and tolerability of ALLO-715 and ALLO-605, respectively, in adult patients with R/R multiple myeloma. The safety of ALLO-647, cell kinetics, pharmacodynamics, and efficacy are evaluated as secondary objectives. In the first half of 2021, the UNIVERSAL trial initiated the evaluation of ALLO-715 in combination with nirogacestat. We dosed an initial set of patients in the combination cohort and made the decision not to advance ALLO-715 in combination with nirogascestat into dose expansion cohorts. We are currently reviewing and optimizing the manufacturing process for our BCMA program in order to improve and obtain more consistent clinical results and are not enrolling patients in the UNIVERSAL and IGNITE trials at this time.

Anti-CD70 Development Program

CD70 is an antigen selectively expressed on several types of cancer cells, with strong expression in ccRCC and limited off-tumor expression. CD70 is selectively expressed in a portion of other solid tumors and blood cancers. While CD70 can be expressed on activated T cells, ALLO-316 was associated with minimal or no fratricide in preclinical studies, meaning that ALLO-316 cells did not mediate the targeted killing of other ALLO-316 cells. Accordingly, we believe progressing allogeneic CAR T cell therapies directed against CD70 could be promising in solid tumor indications as well as hematological malignancies.

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

Lead Target Indication: Clear Cell Renal Cell Carcinoma

ccRCC is the most common subtype of renal cancer. Approximately 81,800 new cases of renal cell carcinoma are estimated to be diagnosed in the United States and 14,890 deaths are estimated in 2023, according to the American Cancer Society. The five-year survival rate for patients with advanced kidney cancer is less than 15%.

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

The combination of VEGF and immune check-point inhibitors, such as axitinib and pembrolizumab, is often used in the first line setting and has shown a median progression-free survival of 15.1 months with an ORR of 59.3% and CR rate of 5.8%. Patients who progress on immune checkpoint-based combination therapies can be treated with agents including cabozantinib, Lenvatinib with everolimus or other therapies.
Results from the Phase 1 ALLO-316 TRAVERSE Trial
On November 29, 2022, we announced preliminary results from the Phase 1 TRAVERSE trial of ALLO-316 in patients with advanced or metastatic RCC who have progressed on or intolerant to standard therapies, including an immune checkpoint inhibitor and a VEGF-targeting therapy. Initial data from this trial has demonstrated the promise of an allogeneic CAR T product candidate to treat CD70 expressing RCC with ALLO-316 inducing anti-tumor activity. Observed anti-tumor activity was largely confined to patients with CD70 expressing tumors.

As of the data extract date of November 17, 2022, in the nine patients with tumors known to express CD70, the disease control rate (DCR) was 100% including three patients who achieved a partial response (PR) (two confirmed and one unconfirmed, with the longest response lasting until month eight). Cell expansion in patients with CD70 positive disease was robust and there was a trend toward greater tumor shrinkage in patients with high CD70 expression.

	All Patients (n=17)	CD70+ Patients (n=9)
ORR, n (%)	3 (18)	3 (33)
DCR, n (%)	14 (82)	9 (100)
PR, n (%)	3 (18)	3 (33)

ALLO-316 has demonstrated a generally manageable safety profile with no GvHD. One dose limiting toxicity of auto-immune hepatitis occurred in the second dose level. Grade 3+ prolonged cytopenia was observed in three patients (18%). CRS was all low grade with the exception of one case of Grade 3 CRS. Neurotoxicity was low grade, reversible and seen in three patients (18%). No grade 5 events have occurred.

	All Patients (n=17)
	All Grades n (%)	Gr 3+ n (%)
CRS	11 (65)	1 (6)
Neurotoxicity	3 (18)	0
ICANS	0	0
GvHD	0	0
Infection	9 (53)	5 (30)
Prolonged Gr3+ Cytopenia	—	3 (18)
Clinical Development Plan

The TRAVERSE trial is an open-label, Phase 1, single arm, multicenter clinical trial evaluating the safety and tolerability of ALLO-316 in adult patients with advanced or metastatic ccRCC. Anti-tumor activity, cell kinetics, pharmacodynamics, and correlation of outcome with tumor CD70 expression are evaluated as secondary objectives.

We have developed an investigational in vitro companion diagnostic (IVD) assay designed for use in determining CD70 expression levels for patient selection in TRAVERSE. The trial is now deploying the IVD assay for the purposes of identifying patients most likely to benefit from ALLO-316. TRAVERSE will continue to explore varying cell dose and lymphodepletion regimens, including FC and FCA in CD70 positive RCC patients.

Subject to ongoing results in the TRAVERSE trial, we intend to complete planned dose exploration and initiate expansion cohort enrollment in 2023. We may also investigate ALLO-316 for other CD70 expressing solid tumors and hematologic indications or in combination with other anticancer therapies such as immune checkpoint inhibitors.
Future Opportunities

Moving forward, we plan to utilize our allogeneic platform to pursue additional targets of interest. These include the additional targets currently in our pipeline as well as other targets that might be validated in the future. For example, we are developing allogeneic CAR T cell product candidates targeting FLT3 for the treatment of AML (ALLO-819), DLL3 for the treatment of small cell lung cancer and Claudin 18.2 for the treatment of gastric and pancreatic cancer. We also plan to investigate the potential to enhance our platform using next-generation technologies such as TurboCARs, renewable cell sources, site-specific integration, multi-specific CARs and other technology related to enhancing specificity and avoiding immune rejection.

•Next-generation anti-rejection technology: We are investigating additional ways, beyond our existing anti-CD52 antibody technology, to prevent premature patient immune rejection of our allogeneic CAR T cells. We are exploring ways to engineer allogeneic CAR T cells to escape detection from the patient immune system, such as through our research collaboration with Antion Biosciences SA (Antion). We are also exploring engineering allogeneic CAR T cells with mechanisms to attack certain patient immune cells that would otherwise lead to rejection. For instance, based on initial data from the TRAVERSE trial that showed high CAR T cell expansion in patients, we are exploring utilizing an anti-CD70 CAR, which we call Dagger, to recognize and destroy allo-reactive host immune cells that would otherwise be capable of rejecting the allogeneic CAR T cells, which could provide enhanced persistence of the allogeneic CAR T cells.

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

•Renewable Cell Source. In November 2019, we entered into a Collaboration and License Agreement (the Notch Collaboration Agreement) with Notch Therapeutics Inc. (Notch), pursuant to which Notch has granted to us an exclusive, worldwide, royalty-bearing, license to certain Notch intellectual property to develop and commercialize gene-edited T cell and/or natural killer cell products from induced pluripotent stem cells (iPSCs) directed at certain CAR targets for initial application in NHL, ALL and multiple myeloma. We believe iPSCs may provide renewable starting material for our allogeneic CAR T cell product candidates that could allow for improved efficiency of gene editing, greater scalability of supply, product homogeneity and more streamlined manufacturing.

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

•Increasing tumor specificity of targets: We are investigating technology to localize activity of an allogeneic CAR T cell to the tumor microenvironment in an effort to extend specificity and therefore safety of CAR T cells. We believe this approach may be particularly promising for solid tumor targets that are also expressed on normal tissues.

In addition, we continually survey the scientific and industry landscape for opportunities to license, partner or acquire technologies that may help us advance current or new T cell therapies for the benefit of patients.
Our Manufacturing Strategy

We have invested resources to optimize our manufacturing process, including the development of improved analytical methods and instrumentation. We plan to continue to invest in process science, product characterization and manufacturing to continuously improve our manufacturing processes, production and supply chain capabilities over time.

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

In addition, in February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California that we call Cell Forge 1 (CF1). We are phasing the build-out of CF1, and completed the build-out of the majority of the facility at the end of 2020.

We initiated cGMP manufacturing of ALLO-501A in 2021 at CF1 that did not utilize the Alloy process. After a review of the Phase 1 program and data in 2022, we determined that the Alloy manufacturing process associated with robust clinical performance. We are currently manufacturing ALLO-501A using the Alloy process at our CMO. We are currently assessing the product candidates for manufacturing at CF1. Introducing product manufactured at CF1 into an ongoing clinical trial will require that we meet certain regulatory conditions, such as establishing comparability with the product candidates manufactured at our CMO, and our inability to meet such conditions would result in investment of additional resources and delay of our clinical trial timeline.

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
We have also entered into multiple additional strategic agreements and collaborations, including an Asset Contribution Agreement with Pfizer (the Pfizer Agreement), a License Agreement with Cellectis (the Cellectis Agreement), the Servier Agreement, the Notch Collaboration Agreement, and a License and Collaboration Agreement with Antion.
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

We are actively building our intellectual property portfolio around our product candidates and our discovery programs, based on our own intellectual property as well as licensed intellectual property. Following the execution of the Pfizer Agreement, we are the owner of, co-owner of, or the licensee of multiple patents and patent applications in the United States and worldwide. These licensed assets include rights to the Cellectis TALEN® gene-editing technology to engineer T cells that lack functional TCRs and to inactivate the CD52 gene in donor cells. We have exclusive worldwide rights to these patents for certain antigen targets, including BCMA, CD70, FLT3, DLL3 and Claudin 18.2, and have U.S. rights to these patents for CD19. We also have rights to a Cellectis U.S. patent for technology covering an engineered T cell therapy combining CD52 gene knockout in combination with an anti-CD52 antibody for certain products directed against certain antigen targets. For our lead programs, our patent rights are generally composed of patents and pending patent applications that are solely owned by us, co-owned with Servier, co-owned with Cellectis, exclusively licensed from Pfizer, exclusively licensed from Servier, or exclusively licensed from Cellectis.

Our patent portfolio includes protection for our clinical-stage product candidates, ALLO-501, ALLO-501A, ALLO-715, ALLO-605 and ALLO-316, as well as our research-stage candidates. With respect to ALLO-501 and ALLO-501A, we have an exclusive license from Servier to patent rights in the United States covering compositions of matter of and methods of making and using ALLO-501 and ALLO-501A. With respect to ALLO-715, ALLO-605 and ALLO-316, we have an exclusive license from Pfizer to patent rights covering ALLO-715, ALLO-605 and ALLO-316 in the United States and in foreign jurisdictions. These rights cover compositions of matter of and methods of making and using ALLO-715, ALLO-605 and ALLO-316. We also have patent rights to the TurboCAR™ technology solely owned by us, including technology that covers the TurboCAR construct that is part of ALLO-605. More generally, our patent portfolio and filing strategy is designed to provide multiple layers of protection by pursuing claims directed toward: (1) antigen binding domains directed to the targets of our product candidates; (2) CAR constructs used in our product candidates; (3) methods of treatment for therapeutic indications; (4) manufacturing processes, preconditioning methods, and dosing regimens; and (5) immune evasion and other gene and cell engineering technology.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term, generally, is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the United States, patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In the United States, the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term extension involves a complex calculation based on the length of time it takes for regulatory review. A patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.
Competition

Oncology is a highly competitive market for drug development. If successfully developed, our products will compete with therapies that have been developed or are in development at biopharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions. We anticipate increasing competition from existing and new cell-based therapies, including products that are both autologous and allogeneic in nature. We also anticipate competition from other therapeutic modalities, including antibodies, bispecific T cell engagers, antibody drug conjugates, and small molecule therapeutics.

Autologous T cell therapies directed at CD19 have been commercialized by Novartis, Kite/Gilead and Bristol-Myers Squibb Company (BMS) and are witnessing increased adoption in the marketplace. In August 2017, Novartis obtained FDA approval to commercialize Kymriah for the treatment of children and young adults with B-cell ALL that is refractory or has relapsed at least twice. In May 2018, Kymriah received FDA approval for adults with certain types of LBCL who have not responded to, or who have relapsed after, at least two other types of systemic treatment (3rd-line LBCL). In October 2017, Kite/Gilead obtained FDA approval to commercialize Yescarta, for the treatment of adult patients with 3rd-line LBCL. This was followed by approval of Yescarta for R/R FL in March 2021 and approval of 2nd-line LBCL in April 2022. Kite has also received FDA approval for a second autologous CD19-directed T cell therapy, Tecartus, for use in patients with R/R mantle cell lymphoma and adult patients with R/R B-cell ALL. In February 2021, BMS obtained FDA approval for its anti-CD19 autologous T cell therapy, Breyanzi for the treatment of adults with 3rd-line LBCL. Breyanzi’s label was extended to 2nd-line LBCL in June 2022.

Autologous cell therapies directed at BCMA have been commercialized by BMS and Jannsen, a Johnson & Johnson company. In March 2021, BMS and partner 2seventy bio, Inc. received FDA approval of Abecma, an anti-BCMA autologous T cell therapy, for the treatment of adult patients with multiple myeloma who have received at least four prior therapies. Jannsen and partner Legend Bio received approval for Carvykti, an anti-BCMA autologous T cell therapy, for the same indication in

February 2022. Both Abecma and Carvykti have succeeded in pivotal trials in earlier lines of R/R myeloma and are expected to gain label extensions into this market.

Autologous T cell therapies are being developed by a number of additional companies, including but not limited to 2seventy bio, Inc., Adaptimmune Therapeutics PLC, Alaunos Therapeutics, Inc., Arcellx, Inc., Arsenal Biosciences, Inc., Autolus Therapeutics plc, Eureka Therapeutics, Inc., Gilead Sciences, Inc., Gracell Biotechnologies, Inc., ImmPACT Bio, USA Inc., Instil Bio, Inc., Iovance Biotherapeutics, Inc., Legend Biotech Corp., Mustang Bio, Inc., Novartis International AG, Pact Pharma, Inc., TCR² Therapeutics Inc., Tessa Therapeutics, Ltd., Triumvira Immunologics, and TScan Therapeutics, Inc.

Allogeneic T cell therapies have yet to receive FDA approval though the number of companies developing allogeneic product candidates is substantial. These include ArsenalBio, AstraZeneca, plc, Atara Biotherapeutics, Inc., Beam Therapeutics, Inc., Caribou Biosciences, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Fate Therapeutics, Inc., Gilead Sciences, Inc., Gracell Biotechnologies Inc., Intellia Therapeutics, Inc., Legend Biotech Corp., Poseida Therapeutics, Inc., Precision Biosciences, Inc., Sana Biotechnology, Inc., and Tessa Therapeutics Ltd. Some of the allogeneic T cell candidates under development target the same antigens that are part of our clinical pipeline, such as CD19, BCMA and CD70. Additionally, Cellectis has several fully-owned allogeneic CAR programs that could compete with programs that fall outside our agreement with Cellectis.

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

Competition may also arise from non-cell based immune oncology platforms. For instance, we may experience competition from companies, such as AbbVie, Inc., Amgen Inc., BMS, Compass Therapeutics, Inc., F. Hoffmann-La Roche AG, Genmab A/S, GlaxoSmithKline plc, Harpoon Therapeutics, Inc., Immunocore Holdings plc, Johnson & Johnson, MacroGenics, Inc., Merus N.V., Pfizer, Regeneron Pharmaceuticals, Inc., and Xencor Inc., that are pursuing bispecific T cell engagers that target both the cancer antigen and T cell receptor, thus bringing both cancer cells and T cells in close proximity to maximize the likelihood of an immune response to the cancer cells. Multiple bi-specific T cell engagers targeting BCMA for myeloma and CD20 for lymphoma are advancing rapidly in development and the first products in each category gained FDA approval in 2022. Additionally, companies, such as ADC Therapeutics SA, Amgen Inc., Daiichi Sankyo Company, Limited, Gilead Sciences, Inc., GlaxoSmithKline plc, ImmunoGen, Inc., Seattle Genetics, Inc., Silverback Therapeutics, Inc., and Sutro Biopharma, Inc. are pursuing antibody drug conjugates, which utilize the targeting ability of antibodies to deliver cell-killing agents directly to cancer cells.

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

The FDA granted orphan drug designation to ALLO-715 and ALLO-605 for the treatment of multiple myeloma.

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

Regenerative Medicine Advanced Therapy (RMAT) designation was established by FDA to facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

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
We have received RMAT designation for ALLO-715 and ALLO-501A and fast track designation for ALLO-605 and ALLO-316.

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although a physician may prescribe a legally available product for an off-label use, if the physician deems such product to be appropriate in his/her professional medical judgment, a manufacturer may not market or promote off-label uses. However, it is permissible to share in certain circumstances truthful and not misleading information that is consistent with the product’s approved labeling.

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

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable Care Act), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. In addition, the Affordable Care Act codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below).

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
•expanded the entities eligible for discounts under the 340B Drug Discount Program;
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

There have been legal and political challenges to certain aspects of the Affordable Care Act. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance, commonly known as the “individual mandate”, as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (Tax Act). In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argue the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress.

In addition, there have been a number of health reform initiatives that have impacted the Affordable Care Act. For example, the Bipartisan Budget Act of 2018 (BBA), among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures will impact the Affordable Care Act.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In addition, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

European Union General Data Protection Regulation

In addition to EU regulations related to the approval and commercialization of our products, we may be subject to the EU’s General Data Protection Regulation (EU GDPR). The EU GDPR imposes stringent requirements for controllers and processors of personal data of persons in the EU, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The EU GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States and other third countries. In addition, the EU GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

The EU GDPR applies extraterritorially, and we may be subject to the EU GDPR because of our data processing activities that involve the personal data of individuals located in the European Union, such as in connection with our EU clinical trials. Failure to comply with the requirements of the EU GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, and other administrative penalties. The EU GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.

California Consumer Privacy Act

The California Consumer Privacy Act (CCPA) creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, affords California residents certain rights related to their personal data, including the right to opt-out of certain sales of personal data, and allows for a new cause of action for certain data breaches. In addition, the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, expands the CCPA. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal data, establishes restrictions on personal data retention, expands the types of data breaches that are subject to the CCPA’s private right of action, and establishes a new California Privacy Protection Agency to implement and enforce the new law. As our business progresses, the CCPA and the CPRA may become applicable and impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
Human Capital

As of February 1, 2023, we had 361 total employees, of which 359 are full-time. Of our full-time employees, 81 hold Ph.D. and/or M.D. degrees, and 279 are engaged in research, development and technical operations. Most of our employees are located in South San Francisco and Newark, California. Our employees are not represented by labor unions or covered by collective bargaining agreements. We believe that our employee morale is healthy and consider our relationship with our employees to be good.

We believe our workforce is key to Allogene’s success and we actively focus on the following core elements of human capital: (1) our “One Allogene” culture, (2) diversity, equity and inclusion, and (3) recruitment, development and retention. We have also strived to create a safe working environment and have increased onsite presence since the emergence of COVID-19.

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

As of February 1, 2023, our employees were self-reportedly 52% women. Of our Director-level and above employees, 45% were self-reportedly women.

In addition, as of February 1, 2023, 67% of all employees were self-reportedly ethnic or racial minorities in the U.S., with 52% Asian, 1% Black or African American, 7% Hispanic or Latino and 7% of other minority groups or two or more races. Of our Director-level and above employees, 48% were self-reportedly ethnic or racial minorities in the U.S., with 37% Asian, 2% Black or African American, 5% Hispanic or Latino and 4% of other minority groups or two or more races.

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

To champion our efforts in this area, we established a governance structure and formed a DEI Committee as well as an associated DEI Advisory Board, each of which is comprised of employees of various levels, departments and backgrounds. The DEI Committee formalized a DEI mission statement and also advanced a DEI policy that sets forth our commitment to the importance of DEI and the responsibility of our employees to adhere to our policy, including by treating others with dignity and respect at all times. Pursuant to our DEI policy, all employees are also encouraged to attend and complete annual diversity awareness training to enhance their knowledge to fulfill this responsibility. The DEI Committee and DEI Advisory Board continually work to identify gaps, respond to feedback provided by peers, and present suggestions on our practices and policies to encourage and enforce an environment in which all employees feel included and empowered to achieve their best.

We believe in equal pay for equal work. We establish components and ranges of compensation based on market and benchmark data. Within this context, we strive to pay all employees equitably within a reasonable range, taking into consideration factors such as role; market data; internal equity; job location; relevant experience; and individual, department and company performance. We also regularly review our compensation practices and analyze our compensation decisions for individual employees and our workforce as a whole on at least an annual basis. In 2020, 2021 and 2022, we conducted a pay equity analysis which we believe demonstrated that our compensation practices and structure are equitable. If we identify employees with unjustified pay gaps, we review and take appropriate action to ensure fidelity between our stated philosophy and actions.

We plan to continue to seek feedback from the DEI Committee, DEI Advisory Board and all our employees to help us achieve our full potential.

Recruitment, Development and Retention

Successful execution of our strategy is dependent on attracting, developing and retaining our employees. We believe our leadership in the field of allogeneic cell therapy and our culture have allowed us to recruit a talented workforce. In 2022, we recruited over 100 new employees. Our average time to hire was less than 90 days and over 80% of candidates accepted our offers.

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

While our voluntary attrition rate decreased in 2022 to less than 15%, we believe we will continue to face significant competition for life science talent.

Employee Safety

One key aspect of our One Allogene culture is the principle that “We Aim for Excellence and Give it Our All,” and that includes prioritizing safety. Ingrained in that concept is the tenet to follow all health and safety policies and procedures and prioritize the safety of our team.

To maintain a safe and healthy workplace, we have a comprehensive Environment, Health and Safety program that focuses on key risk mitigation programs that identify, assess, and correct hazards. We also have a task-based safety training program that is designed for staff to be assigned the appropriate training to understand how to safely perform their duties.
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
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2022, we reported a net loss of $332.6 million. As of December 31, 2022, we had an accumulated deficit of $1,236.0 million.
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
We rely on an agreement with Cellectis for rights to use TALEN technology for 15 select cancer targets, including BCMA, FLT3, CD70, DLL3, Claudin 18.2 and other targets included in our pipeline. We also rely on Cellectis, through our agreement with Servier, for rights to UCART19, ALLO-501 and ALLO-501A. Any other gene-editing technology used to research and develop product candidates directed at targets not covered by our existing agreements with Cellectis and Servier will require significant investment and time for advancement. In addition, the Cellectis gene-editing technology may fail to produce viable product candidates.
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
Servier’s Discontinuation of its involvement in the development of CD19 Products and our disputes with Servier may have adverse consequences.
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
Additionally, in December 2022, Servier sent us a notice for material breach due to our purported refusal to allow an audit of certain manufacturing costs under our cost share arrangement. While we do not believe Servier has such an audit right, we are currently progressing such audit with Servier to recover outstanding manufacturing costs owed by Servier to us. We cannot predict the outcome of such audit or related disputes or whether we will be successful in the recovery of outstanding costs.
Our product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and obtaining regulatory approval.
We have concentrated our research, development and manufacturing efforts on our engineered allogeneic T cell therapy and our future success depends on the successful development of this therapeutic approach. We are in the early stages of developing our platform and we have experienced significant development challenges, such as with the prior clinical hold by the FDA, and there can be no assurance that any development problems we have now or experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial facilities or partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For instance, it will take additional time and expense to transfer any product manufacturing to CF1 and optimize manufacturing for our BCMA program, each of which may be further delayed if we are unable to meet regulatory conditions.
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
We are also advancing product candidates against unexplored targets and with new technology. For example, we are advancing ALLO-316 against a target, CD70, that has not been validated by any autologous CAR T therapies. ALLO-316 may have limited efficacy, even accounting for the selection of patients with CD70 positive tumors, or have off-target toxicities. Since CD70 is found on activated T cells, ALLO-316 may also cause fratricide resulting in the loss of ALLO-316 cells or may deplete host T cells increasing the risk of infections.

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
Our business and future success depends on our ability to advance clinical development, obtain regulatory approval of, and then successfully commercialize, our lead product candidates. Because ALLO-501A, ALLO-316 and our BCMA program candidates are among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidates, or the failure of other allogeneic T cell therapies, including for reasons due to safety, efficacy or durability, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions in regard to the viability of our entire pipeline of allogeneic T cell therapies. For instance, all of our clinical trials were previously put on clinical hold due to an observation in the ALPHA2 trial. While the clinical hold has been resolved, we could be subject to a clinical hold in the future due to unexpected observations, adverse patient outcomes or other issues.
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

In our and Servier's clinical trials of allogeneic CAR T product candidates, the most common severe or life threatening adverse events resulted from cytokine release syndrome, serious infections, febrile neutropenia, prolonged cytopenia including prolonged pancytopenia, haemophagocytic lymphohistiocytosis, hypokalemia, multiple organ dysfunction syndrome, neutropenic sepsis and aplastic anemia. As reported, patients have died from adverse events and future patients may also experience toxicity resulting in death. For additional safety data, please see "Business--Product Pipeline and Development Strategy" in our Annual Report.
As we treat and re-treat more patients with our product candidates in our clinical trials, new less common side effects may also emerge. For instance, we observed a chromosomal abnormality that led to a previous clinical hold on our clinical trials. While our investigation concluded that the chromosomal abnormality had no clinical significance and was unrelated to our manufacturing process, our manufacturing process includes gene engineering by using lentivirus and TALEN nucleases that may in the future cause insertion, deletion, or chromosomal translocation that may result in allogeneic CAR T cells to proliferate uncontrollably and adverse events. In addition, we have observed liver enzyme elevations in our TRAVERSE trial.
We may also combine the use of our product candidates with other investigational therapies that may cause separate adverse events or events related to the combination.
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

Phase 1 data from our clinical trials is limited and may change as more patient data become available or may not be validated in any future or advanced clinical trial.

Data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Phase 1 results are preliminary in nature and should not be viewed as predictive of ultimate success. It is possible that such results will not continue or may not be repeated in any clinical trial of our product candidates. For instance, our Phase 2 ALPHA2 trial design is based on data from a limited number of patients treated with various doses of ALLO-501 or ALLO-501A manufactured using the Alloy process, and the larger Phase 2 ALPHA2 trial may not repeat the Phase 1 results. In addition, our experience with our CD19 and BCMA programs indicates that manufacturing can impact clinical outcomes. The manufacturing runs we have completed and tested in the clinic are limited across our product candidates and any manufacturing variability that impacts clinical outcomes would significantly harm our business and prospects. We may also fail to develop any optimized manufacturing processes for any of our programs. Ultimately, if we cannot manufacture our product candidates with consistent and reproducible product characteristics, our ability to develop and commercialize any product candidate would be significantly impacted.

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
•delays in sufficiently developing, characterizing, controlling or optimizing a manufacturing process suitable for clinical trials, including the validation and deployment of release assays;
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
•delays or failure to secure supply agreements with suitable raw material suppliers, or any failures by suppliers to meet our quantity or quality requirements for necessary raw materials, including due to suppliers prioritizing specific treatments or vaccines for COVID-19 or other public health crises; and
•delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing, including due to our CMOs or other vendors prioritizing specific treatments or vaccines for COVID-19 or other public health crises.
A pandemic, epidemic or future resurgences of COVID-19 may also increase the risk of certain of the events described above and delay our development timelines. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, in order to transition manufacturing of certain of our product candidates from our CMO to our manufacturing facility, we will be required to meet certain regulatory conditions, such as establishing comparability with the product candidates manufactured at our CMO, and our inability to meet such conditions would result in investment of additional resources, a delay in using our manufacturing facility for production and extend our clinical trial timelines. Similar conditions may apply if we make manufacturing or formulation changes to our product candidates. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
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
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, as we progress the ALPHA2 and EXPAND trials, we may face enrollment challenges, including an unwillingness of sites to participate, the exclusion of patients with certain disease characteristics or the ineligibility of patients that have received prior autologous CAR T therapies, which continue to gain adoption. Additionally, it may be difficult to enroll the EXPAND trial as some clinical trial sites have declined to participate in the randomized design. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The COVID-19 pandemic, including the travel and business restrictions imposed by government authorities in response to the pandemic, resulted in, and a resurgence of COVID-19 or future epidemics or pandemics may result in, reduced enrollment and challenges to related clinical trial activities. The enrollment of patients may be more difficult, such as due to the perceptions of the safety of our clinical trials due to the previous clinical hold, and will depend on many factors, including:
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
Since we only need to conduct a limited number of manufacturing runs to generate clinical supply, the diversity of our supply is limited during clinical trials. As a result, some patients may have antibodies to certain donor specific antigens that may interact with our product candidates, which would render the patients ineligible for treatment. In addition, we have introduced a IVD assay in the TRAVERSE trial to screen for patients with CD70+ tumors, which is restricting the number of patients eligible for the trial.
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
As our clinical trials require conditioning patients with chemotherapy, including agents such as cyclophosphamide and fludarabine, and physicians use other drugs prophylactically or to manage adverse events, our ability to enroll may be impacted by the shortage of such agents or drugs. For instance, the FDA has reported a shortage of fludarabine and any failure or delays by us or by our clinical trial sites to obtain sufficient quantities of fludarabine may delay our ability to enroll and treat patients in our clinical trials.
Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, monoclonal antibodies, hematopoietic cell transplantation as well as autologous CAR T cell therapies, rather than enroll patients in our clinical trial, including if our product candidates have or are perceived to have additional safety or efficacy risks or if using our product candidates may affect insurance coverage of conventional therapies. For instance, the development of autologous CAR T cell therapies continues to rapidly advance, including into earlier lines of treatment of LBCL and treatment of R/R multiple myeloma, as described under "Business--Competition" in our Annual Report. We also may experience risks associated with a new class of therapies, bispecific antibodies, which have been approved for multiple myeloma and LBCL. The compelling results and related approvals impact our ability to enroll patients with R/R multiple myeloma or R/R LBCL in our clinical trials. Moreover, patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy.
Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.
COVID-19 has been adversely impacting, and any future health epidemic or pandemic may adversely impact, our business, including our preclinical studies and clinical trials.

Public health crises such as epidemics, pandemics or other outbreaks could adversely impact our business. As a result of the COVID-19 pandemic or resurgences of COVID-19, or similar epidemics or pandemics, and government responses to such a public health threat, we have and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
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
•increased adverse events and deaths in our clinical trials due to COVID-19 or other infections from an infectious disease, which may result in increased complications due to immune suppression from our lymphodepletion regimen;
•increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting an infectious disease, such as COVID-19, or being forced to quarantine;
•diversion of healthcare resources away from the conduct of clinical trials or inability of clinical trial sites to hire and retain staff, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•delays or disruptions in preclinical experiments and investigational new drug application-enabling studies due to restrictions of on-site staff and unforeseen circumstances at contract research organizations and vendors;
•interruption or delays in the operations of the FDA and comparable foreign regulatory agencies;
•interruption of, or delays in receiving, supplies of our raw materials or product candidates from our suppliers and contract manufacturing organizations (CMOs) due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, or due to prioritization of production for specific therapies or vaccines to address a public health crisis;
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

State and local government responses to a health epidemic or pandemic have included and may in the future include "shelter in place", "stay at home" and similar types of orders, which have previously limited and may in the future limit travel and business operations in our locations, the location of our clinical trial sites, and the location of key vendors.

The extent to which COVID-19, or another future health pandemic or epidemic, may impact our business, preclinical studies, clinical trials and financial markets will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the public health crisis, the rise of new variants or subvariants that could be more contagious and virulent, travel restrictions and actions to contain the spread of the disease or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
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
Our projections of both the number of patients who have the cancers we are targeting, as well as the subset of patients with these cancers in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited, such as due to screening patients for donor specific antibodies or levels of specific cancer antigens, or may not be amenable to treatment with our product candidates. For instance, we expect ALLO-501A to initially target a small patient population that suffers from R/R NHL. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.
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
If we are unable to successfully develop and manufacture ALLO-647 in the timeframe we anticipate, or at all, such as if regulatory authorities do not agree with our selected dose or approve of the use of ALLO-647 in combination with our allogeneic T cell product candidates, our clinical trial timelines and ability to commercialize any of our product candidates would be significantly delayed.
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
In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California. We decided to initiate the Phase 2 trial of ALLO-501A with material manufactured utilizing the Alloy process at our CMO, rather than material manufactured at our manufacturing facility that did not use the Alloy process. Introducing any product manufactured at our manufacturing facility into an ongoing clinical trial would be subject to FDA review, and may result in increased costs and delays in conducting such trial, submitting a biologics license application (BLA) or gaining FDA approval. Similar conditions may apply if we make manufacturing or formulation changes to our product candidates, as we plan to do for our BCMA program. In addition, any process or raw material change could introduce unacceptable product variability and impact our ability to manufacture on a consistent and reproducible basis. Ultimately, any failure or delays in manufacturing and qualification of our product candidates at our CMO or at our own manufacturing facility would delay our clinical trials.
We also do not yet have sufficient information to reliably estimate the cost of the clinical and commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. In addition, the ultimate clinical and any commercial dose and treatment regimen will affect our ability to scale and our costs per dose. For instance, because our anti-BCMA product candidates may require a higher dose than ALLO-501A, it is possible that it may be more difficult to scale production of our anti-BCMA product candidates to meet any demand. As a result, we may never be able to develop a commercially viable product. The commercial manufacturing facility we build will also require FDA approval, which we may never obtain. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP, and other government regulations.
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
We may also experience manufacturing difficulties due to resource constraints or as a result of labor disruptions, such as due to a future COVID-19 outbreak, or disputes. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients would be jeopardized.
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
We plan to globally develop our product candidates. In addition, our enrollment timelines for ALLO-501A depend on initiating clinical trial sites outside of the United States. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:
•differing regulatory requirements in foreign countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•differing standards and privacy requirements for the conduct of clinical trials;
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
•challenges with obtaining any local supply of drugs or agents used with our product candidates, which are required by certain local clinical trial sites before conducting any study; and
•business interruptions resulting from resurgences of COVID-19 or future health epidemics or pandemics, or natural or man-made disasters, including earthquakes, tsunamis, fires or other medical epidemics, or geo-political actions, including war and terrorism.
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
As of February 1, 2023, we had 359 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, we have rapidly expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:
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
If we are not able to effectively expand our organization by hiring and retaining employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop, manufacture and commercialize our product candidates and, accordingly, may not achieve our research, development, manufacturing and commercialization goals. Conversely, if we expand ahead of our business progress, we may take on unnecessary costs.
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
•costs and uncertainties related to managing disputes with any strategic partners;
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
As of December 31, 2022, we had $576.5 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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
If our security measures, or those of our CROs, CMOs, collaborators, contractors, consultants or other third parties upon whom we rely, are compromised or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience a material adverse impact.

In the ordinary course of our business, we may collect, process, receive, store, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively processing) proprietary, confidential and sensitive information, including personal data (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may also share or receive sensitive information with our partners, CROs, CMOs, or other third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may also experience adverse consequences.

Our internal computer systems and those of our CROs, CMOs, collaborators, contractors, consultants or other third parties are vulnerable to damage from computer viruses, unauthorized access, cybersecurity threats, and telecommunication and electrical failures. In addition, as many of our employees work from home at least part of the time and utilize network connections outside our premises, this poses increased risks to our information technology systems and data. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” “hacktivists,” organized criminal threat actors, threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce and distribute our product candidates. We and the third parties upon which we rely are subject to a variety of evolving threats, including social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service (such as credential stuffing), credential harvesting, social engineering attacks (including through phishing attacks), viruses, ransomware, supply chain attacks, personnel misconduct or error and other similar threats. We may also be the subject of software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures or other similar issues. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruptions to our clinical trials, loss of data (including data related to clinical trials), significant expense to restore data or systems, reputational loss and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
In addition to the business disruptions caused by the COVID-19 pandemic or cybersecurity attacks described above, our operations, and those of our CMOs, CROs, clinical trial sites and other contractors and consultants, could be subject to other disruptions, including those caused by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, tsunamis, typhoons, fires, extreme weather conditions, medical epidemics, future resurgences of COVID-19, wars and other geopolitical conflicts (such as Russia military action against Ukraine) and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, processing) personal data and other sensitive information, including, but not limited to, proprietary and confidential business information, trade secrets, intellectual property, and information we collect about patients in connection with clinical trials. Accordingly, we are, or may become, subject to numerous federal, state, local and international data privacy and security laws, regulations, guidance, and industry standards as well as external and internal privacy and security policies, contracts and other obligations that apply to our processing of personal data and the processing of personal data on our behalf.
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

In addition, the California Consumer Privacy Act (CCPA) applies to personal information of consumers, business representatives, and employees, and creates individual privacy rights and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide disclosures to California consumers, affords California residents certain rights related to their personal data, including the right to opt-out of certain sales of personal data, and allow for a new cause of action for certain data breaches. Although there are limited exemptions for clinical trial data under the CCPA, as our business progresses, the CCPA may become applicable and significantly impact our business activities and exemplifies the vulnerability of our business to evolving regulatory environment related to personal data and protected health information. Furthermore, the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, expands the CCPA’s requirements, including by applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. In addition, other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information. Moreover, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, there are an increasing number of laws, regulations and industry standards concerning privacy, data protection, information security and cross-border personal data transfers. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), and China’s Personal Information Protection Law (PIPL) impose strict requirements for processing personal data. Failure to comply with the requirements of the EU GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, other administrative penalties, and private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expenses. European regulators have also ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. If any of our privacy policies or related materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our IPO in October 2018 and private placements and other transactions that have occurred since our incorporation, we may have experienced an “ownership change”. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
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

While we have built our own manufacturing facility for cell therapies, the transition of manufacturing to our own facility will require significant investment and that we meet certain regulatory conditions, which may delay or extend our clinical trial timelines. We decided to initiate the Phase 2 trial of ALLO-501A with material manufactured utilizing the Alloy process at our CMO, rather than material manufactured at our manufacturing facility that did not use the Alloy process. Re-engaging our CMO to manufacture Alloy-based material is costly and the CMO may fail in manufacturing, such as due to the CMO having limited recent experience with manufacturing Alloy-based material.
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
Our contract manufacturers would also be subject to the same risks we face in developing our own manufacturing capabilities, as described above. Our current and potential future CMOs may also be required to shut down in response to the spread of COVID-19 or other health epidemics or pandemics, or they may prioritize manufacturing for therapies or vaccines for COVID-19 or other diseases. In addition, our CMOs have certain responsibilities for storage of raw materials and in the past have lost or failed to adequately store our raw materials. We also rely on third parties to store our released product candidates, and any failure to adequately store our product candidates could result in significant delay to our development timelines. Any additional or future damage or loss of raw materials or product candidates could materially impact our ability to manufacture and supply our product candidates. Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.
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
Unlike autologous CAR T companies, we are reliant on receiving healthy donor material to manufacture our product candidates. Healthy donor T cells vary in type and quality, and this variation makes producing standardized product candidates more difficult and makes the development and commercialization pathway of those product candidates more uncertain. We have developed a screening process designed to enhance the quality and consistency of T cells used in the manufacture of our CAR T cell product candidates, but the manufacturing runs we have completed and tested in the clinic are limited across our product candidates. As we gain experience, we may find that our screening process fails to identify suitable donor material and we may discover unacceptable variability with the material after production. We may also have to update our specifications for new risks that may emerge, such as to screen for new viruses or chromosomal abnormalities.
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
In addition, vendors have and are facing challenges in obtaining donor material, including due to COVID-19. While we have donor material on hand, if our vendors are unable to secure donor material, we may no longer have sufficient donor material to manufacture our product candidates.
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
In addition, many of our suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, including generating data required for a BLA and in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination.
We also face competition for supplies from other cell therapy companies. Such competition may make it difficult for us to secure raw materials or the testing of such materials on commercially reasonable terms or in a timely manner.
Some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. For certain of our raw materials, we are in the process of qualifying a new supplier or a new manufacturing site from an existing supplier, which requires meeting regulatory requirements for such qualification, and could result in additional costs, delays, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive approval of a BLA from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding CMC matters for the product, and any delay or failure in generating such data to meet the evolving CMC regulatory requirements would delay any BLA filing.
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
Because we are developing novel CAR T cell immunotherapy product candidates that are unique biological entities, the regulatory requirements that we will be subject to are not entirely clear. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing and guidance from regulatory authorities may continue to change in the future.
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
Our clinical trial results may also not support approval. In addition, our product candidates could be delayed in receiving approval or fail to receive regulatory approval for many reasons, including the following:
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
•the FDA or comparable foreign regulatory authorities will review extensive CMC data, our manufacturing process and inspect the relevant commercial manufacturing facility and may not approve our manufacturing process or facility;
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•we may be unable to agree on any required pediatric investigation plan with regulatory authorities prior to any BLA filing.
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
In addition, the FDA is requiring us to demonstrate the overall contribution of ALLO-647 to the benefit to risk ratio of the lymphodepletion regimen for ALLO-501A. We plan to assess ALLO-647 in a separate potential registrational trial, the EXPAND trial, that we plan to open to enrollment early in the second quarter of 2023. Some clinical trial sites have elected not to participate, and we cannot be certain when or whether we will be able to successfully initiate and enroll the EXPAND trial in a timely manner or that the outcome of this study will support FDA approval. For instance, enrolling two studies, ALPHA2 and EXPAND, that target the same indication may delay enrollment completion, and difference in data between the trials would introduce other regulatory review complications that would adversely impact both trials. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic CAR T cell product candidates.
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
Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.
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
•whether and the extent to which our technology and processes may infringe on intellectual property of the licensor that is not subject to the licensing agreement;
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
Under the Servier Agreement, we have an exclusive license to develop and commercialize certain anti-CD19 allogeneic T cell product candidates, including ALLO-501A, and we hold the commercial rights to these product candidates in the United States. We also have an exclusive worldwide license from Cellectis to its TALEN gene-editing technology for the development of allogeneic T cell product candidates directed against 15 different cancer antigens. The Servier Agreement gives us access to TALEN gene-editing technology for all product candidates under the agreement. Certain intellectual property which is covered by these agreements may have been developed with funding from the U.S. government. If so, our rights in this intellectual property may be subject to certain research and other rights of the government.

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
Composition of matter patents for biological and pharmaceutical products such as CAR-based product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications covering compositions of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (USPTO) or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.
The strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the patentability, validity, enforceability or scope thereof, for example through inter partes review (IPR), post-grant review or ex parte reexamination before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions, which may result in such patents being cancelled, narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. United States patent applications containing or that at any time contained a claim not entitled to a priority date before March 16, 2013 are subject to the “first to file” system implemented by the America Invents Act (2011).
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
Parties who may make claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign any of our alleged infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.
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
We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. We may fail to acquire such rights or obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights.
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
•significant business disruptions caused by health epidemics or pandemics, or natural or man-made disasters;
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including by any of our directors, officers or larger stockholders, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in South San Francisco, California, which consists of approximately 68,072 square feet for office and laboratory space. Our lease for our headquarter space commenced on March 1, 2019. On December 10, 2021, we amended our lease for an additional 47,566 square feet of office and laboratory space as part of the same building as our headquarters. The lease relating to the expansion premises commenced on April 1, 2022. The lease for both the existing and expansion premises will expire on March 31, 2032.
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
Holders of Common Stock
As of February 28, 2023, there were approximately 57 holders of record of our common stock.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows the value of an investment of $100 from October 11, 2018 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2022, in our common stock, the Standard & Poor’s 500 Index (S&P 500), the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return date ended
	10/11/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Allogene Therapeutics, Inc.	$100.00	$122.41	$118.09	$114.73	$67.82	$28.59
S&P 500	$100.00	$90.28	$116.35	$135.26	$171.64	$138.27
Nasdaq Biotechnology	$100.00	$87.25	$108.54	$136.42	$135.56	$120.77
Nasdaq Composite	$100.00	$89.81	$121.45	$174.45	$211.76	$141.67
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

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data”. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”
Overview
We are a clinical-stage immuno-oncology company pioneering the development of genetically engineered allogeneic T cell product candidates for the treatment of cancer. We are developing a pipeline of off-the-shelf T cell product candidates that are designed to target and kill cancer cells. Our engineered T cells are allogeneic, meaning they are derived from healthy donors for intended use in any patient, rather than from an individual patient for that patient’s use, as in the case of autologous T cells. We believe this key difference will enable us to deliver readily available treatments faster, more reliably, at greater scale, and to more patients.
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
In the fourth quarter of 2022, we initiated a Phase 2 clinical trial for ALLO-501A (the ALPHA2 trial) in R/R large B cell lymphoma (LBCL). The single-arm ALPHA2 trial will utilize a single dose of ALLO-501A at 120 million CAR+ cells with a lymphodepletion regimen comprised of fludarabine (30 mg/m2/day x 3 days) and cyclophosphamide (300 mg/m2/day x 3 days) plus ALLO-647 (90 mg). We plan to enroll approximately 100 patients who have received at least two prior lines of therapy and have not received any prior anti-CD19 therapy, including CAR T therapy. The primary endpoint is objective response rate (ORR) and the key secondary endpoint is duration of response (DoR).
We are also in the process of initiating the EXPAND trial, which is expected to enroll approximately 70 patients with R/R LBCL and is intended to demonstrate the overall contribution of ALLO-647 to the benefit to risk ratio of the lymphodepletion regimen for ALLO-501A. Patients will be randomized to receive the same single 120 million CAR+ cell dose of ALLO-501A as in the ALPHA2 trial and either lymphodepletion with fludarabine and cyclophosphamide (control arm) or the lymphodepletion regimen of the ALPHA2 trial (active arm). The primary endpoint of this trial is progression free survival, and the key secondary endpoints are ORR, DoR, and the safety of ALLO-647. Assuming favorable outcomes and subject to

FDA discussions, we plan to seek FDA approval of ALLO-501A and ALLO-647 on the basis of the ALPHA2 trial and the EXPAND companion trial.
We are sponsoring two clinical trials in adult patients with R/R multiple myeloma, a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715 and a Phase 1 clinical trial (the IGNITE trial) of ALLO-605, our first product candidate to incorporate our TurboCAR technology. TurboCAR technology allows cytokine signaling to be engineered selectively into CAR T cells and has shown the ability to improve the potency and persistence of the cells and to delay exhaustion of the cells in preclinical models. We are currently reviewing and optimizing the manufacturing process for our BCMA program and are not enrolling patients in the UNIVERSAL and IGNITE trials at this time.

We also continue to advance the Phase 1 clinical trial (the TRAVERSE trial) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic clear cell renal cell carcinoma (ccRCC). Subject to results from the TRAVERSE trial, we may investigate the use of ALLO-316 for other solid tumor and hematologic indications. Subject to ongoing results in the TRAVERSE trial, we intend to complete planned dose exploration and initiate expansion cohort enrollment in 2023. We may also investigate ALLO-316 for other CD70 expressing solid tumors and hematologic indications.
Since inception, we have had significant operating losses. Our net loss was $332.6 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $1.2 billion. As of December 31, 2022, we had $576.5 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
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
On September 15, 2022, Servier sent a notice of discontinuation (Discontinuation) of its involvement in the development of all licensed products directed against CD19, including UCART19, ALLO-501 and ALLO-501A (collectively, CD19 Products), pursuant to the Servier Agreement. Servier’s Discontinuation provides us with the right to elect a license to the CD19 Products outside of the United States (Ex-US Option) and does not otherwise affect our current exclusive license for the development and commercialization of CD19 Products in the United States. Upon any exercise of the Ex-US Option by us, our potential milestone payments with respect to ALLO-501A would increase for any first dosing in Phase 2, first dosing in Phase 3 and regulatory approval by €46 million in the aggregate. In addition, upon any such exercise of the Ex-US Option, Servier's obligation to reimburse us for 40% of the development costs for CD19 Products would cease. However, Servier has disputed the implications of the Discontinuation, namely whether development cost contributions continue and the timeframe during which we have the right to elect a license to CD19 Products outside of the United States. Moreover, in December 2022, Servier sent us a notice for material breach due to our purported refusal to allow an audit of certain manufacturing costs under our cost share arrangement. While we do not believe Servier has such an audit right, we are currently progressing such audit with Servier to recover outstanding manufacturing costs owed by Servier to us. For more information, see “Risk Factors—Servier’s Discontinuation of its involvement in the development of CD19 Products and our disputes with Servier may have adverse consequences."
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
As of December 31, 2022, our revenue has been exclusively generated from our collaboration and license agreement with Allogene Overland Biopharm (PRC) Co., Limited. See Notes 1 and 6 to our consolidated financial statements appearing elsewhere in this Annual Report for more information related to our recognition of revenue and the Allogene Overland Biopharm (PRC) Co., Limited agreement.
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
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the year ended December 31, 2022 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses relate to costs incurred for the development of our most advanced product candidates and include:
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
We have reimbursed Servier for 60% of the costs associated with the prior development of UCART19, including for the long-term follow-up of patients in the CALM and PALL clinical trials of UCART19. We accrue for costs incurred by monitoring the status of clinical trials and the invoices received from Servier. We adjust our accrual as actual costs become known. We believe Servier is required to reimburse us for 40% of the costs associated with the development of ALLO-501 and ALLO-501A. Collaboration expenses and cost reimbursement are recorded on a net basis as a research and development expense in our consolidated statements of operations and comprehensive loss.
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
We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, potential commercialization of our product candidates and operating as a public company. These increases are anticipated to include increased costs related to the hiring of additional personnel, developing commercial infrastructure, fees to outside consultants, lawyers and accountants, and costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, complying with and advancing environmental, social and governance matters, and insurance and investor relations costs.
Other Income (Expense), Net:
Interest and Other Income, Net
Interest and other income, net consists of interest earned on our cash and cash equivalents and investments, as well as investment gains and losses recognized during the period.
Other Expenses
Other expense consists of non-operating expenses, including our share of equity investments' net losses for the period.

Results of Operations
Comparison of the Years Ended December 31, 2022, 2021 and 2020
The following sets forth our results of operations for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,			Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Collaboration revenue - related party	$243	$38,489	$—	$(38,246)	$38,489
Operating expenses:
Research and development	256,387	220,176	192,987	36,211	27,189
General and administrative	79,305	74,105	65,256	5,200	8,849
Total operating expenses	335,692	294,281	258,243	41,411	36,038
Loss from operations	(335,449)	(255,792)	(258,243)	(79,657)	2,451
Other income (expense), net:
Interest and other income, net	4,566	1,714	9,164	2,852	(7,450)
Other expenses	(1,749)	(2,927)	(1,142)	1,178	(1,785)
Total other income (expense), net	2,817	(1,213)	8,022	4,030	(9,235)
Net loss	$(332,632)	$(257,005)	$(250,221)	$(75,627)	$(6,784)
Collaboration revenue - related party

Collaboration revenue was $0.2 million and $38.5 million for the years ended December 31, 2022 and 2021, respectively. The decrease of $38.2 million was due to the revenue recognized related to the license of intellectual property and delivery of the know-how performance obligation, which was primarily delivered in the first quarter of 2021, under the License Agreement entered into with Allogene Overland in December 2020.

Collaboration revenue was $38.5 million and zero for the years ended December 31, 2021 and 2020, respectively. Revenue recognized in the year ended December 31, 2021 was related to grant of license and delivery of the know-how performance obligation under the License Agreement entered into with Allogene Overland in December 2020.
Research and Development Expenses
Research and development expenses were $256.4 million and $220.2 million for the years ended December 31, 2022 and 2021, respectively. The net increase of $36.2 million was primarily due to an increase in building rent and facilities costs of $15.7 million, an increase in personnel related costs of $15.3 million, of which $2.9 million was increased stock-based compensation expense, and an increase in external costs relating to the advancement of our product candidates of $2.2 million due to the timing of process development activities and manufacturing runs.
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
General and Administrative Expenses
General and administrative expenses were $79.3 million and $74.1 million for the years ended December 31, 2022 and 2021, respectively. The net increase of $5.2 million was primarily due to an increase in personnel related costs of $4.7 million, an increase in expenses related to corporate communications of $2.8 million, partially offset by a $1.5 million decrease in business and consulting fees.
General and administrative expenses were $74.1 million and $65.3 million for the years ended December 31, 2021 and 2020, respectively. The net increase of $8.8 million was primarily due to an increase in personnel related costs of $10.0 million, of which $7.3 million was increased stock-based compensation expense, partially offset by a decrease in allocated building rent and facilities costs of $1.9 million.
Interest and Other Income, Net
Interest and other income, net was $4.6 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively. The $2.9 million increase was due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Interest and other income, net was $1.7 million and $9.2 million for the years ended December 31, 2021 and 2020, respectively. The $7.5 million decrease was due to lower overall investment balance, lower yields and a corresponding reduction in the interest earned on our cash, cash equivalents and investments.
Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2022, we had $576.5 million in cash, cash equivalents and investments. We believe that the aggregate of our current cash, cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed with the SEC.

Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, and upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Allogene Overland. In connection with our IPO in 2018, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended on November 2, 2022, under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings for an aggregate offering price of up to $250.0 million. During the year ended December 31, 2020, we sold an aggregate of 848,663 shares of common stock in ATM offerings resulting in net proceeds of $26.2 million. As of December 31, 2022, $167.3 million remains available for sale under the sales agreement with Cowen.
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
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(220,519)	$(184,812)	$(115,093)
Investing activities	106,159	163,655	(505,123)
Financing activities	2,950	11,963	633,591
Net increase (decrease) in cash, cash equivalents and restricted cash	$(111,410)	$(9,194)	$13,375
Operating Activities
During the year ended December 31, 2022, cash used in operating activities of $220.5 million was attributable to a net loss of $332.6 million, substantially offset by non-cash charges of $108.4 million and a net change of $3.7 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $83.6 million, depreciation and amortization of $14.3 million, share of losses from equity method investments of $5.2 million, net amortization and accretion on investment securities of $2.9 million, and non-cash rent expense of $2.4 million. The net change in operating assets and liabilities was primarily due to a $4.9 million increase in accounts payable, a $2.5 million decrease in prepaid expenses and other current assets, a $1.7 million increase in accrued and other current liabilities, and a $0.5 million increase in deferred revenue within current liabilities, offset by an increase in other long term assets of $3.3 million and a decrease in other long-term liabilities of $2.6 million.
During the year ended December 31, 2021, cash used in operating activities of $184.8 million was attributable to a net loss of $257.0 million, substantially offset by non-cash charges of $104.3 million and a net change of $32.1 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $80.8 million, depreciation and amortization of $10.5 million, net amortization and accretion on investment securities of $7.0 million, share of losses from equity method investments of $3.4 million, and non-cash rent expense of $2.6 million. The net change in operating assets and liabilities was primarily due to a $38.6 million decrease in deferred revenue within current liabilities, a $3.7 million increase in accrued and other current liabilities, a $0.8 million decrease in accounts payable, and a $0.6 million increase in other long term assets, offset by a decrease in prepaid expenses and other current assets of $3.2 million and an increase in other-long term liabilities of $1.0 million.
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
Investing Activities
During the year ended December 31, 2022, net cash provided by investing activities of $106.2 million was related to cash inflows from maturities of investments of $359.5 million, offset by the purchase of investments of $248.1 million and purchases of property and equipment of $5.2 million.
During the year ended December 31, 2021, net cash provided by investing activities of $163.7 million was related to cash inflows from maturities of investments of $728.4 million, offset by the purchase of investments of $525.6 million, purchases of property and equipment of $21.4 million, and purchase of stock in equity method investment of $17.7 million.
During the year ended December 31, 2020, net cash used in investing activities of $505.1 million was related to the purchase of investments of $1.0 billion and purchases of property and equipment of $66.0 million, offset by cash inflows from maturities of investments of $593.6 million and cash inflows from sales of investments of $4.8 million.
Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities of $3.0 million was related to proceeds from the employee stock purchase plan of $2.5 million and proceeds from the issuance of common stock upon the exercise of stock options of $0.5 million.
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
Contractual Obligations and Commitments
Material Cash Commitments and Requirements
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of December 31, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our consolidated financial statements included elsewhere in this report.
Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in South San Francisco, California, as well as lease payments on our cell manufacturing facility in Newark, California. For additional information regarding our lease obligations, see Note 7 to our consolidated financial statements included elsewhere in this report.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of December 31, 2022, the Company had non-cancellable purchase commitments of $0.3 million.
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
Stock-Based Compensation
We recognize compensation costs related to stock-based awards granted to employees and directors, including stock options, based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option-pricing model or the lattice option pricing model, whichever provides us the more precise grant fair value. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.
The Black-Scholes option-pricing model and the lattice option pricing model require the use of subjective assumptions to determine the fair value of stock-based awards. These assumptions include:
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
‑          Expected dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

‑          Expected exercise barrier—The modified options in accordance with the Stock Option Exchange Program are assumed to be exercised upon vesting and when the ratio of stock market price to exercise price reaches 2.57, or expiration, whichever is earlier. For additional information regarding our Stock Option Exchange Program, see Note 10 to our consolidated financial statements included elsewhere in this report.
For the years ended December 31, 2022, 2021 and 2020, stock-based compensation was $83.6 million, $80.8 million and $65.3 million, respectively. As of December 31, 2022 and 2021, we had $153.6 million and $169.6 million, respectively, of total unrecognized stock-based compensation.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments of $576.5 million as of December 31, 2022, consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on December 31, 2022 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Currency Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our consolidated financial statements. As of December 31, 2022, we had $1.5 million of other receivables and $0.3 million of current liabilities denominated in foreign currency.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Allogene Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Allogene Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2018.
San Mateo, California
February 28, 2023

ALLOGENE THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$61,904	$173,314
Short-term investments	455,416	283,988
Prepaid expenses and other current assets	11,504	14,021
Total current assets	528,824	471,323
Long-term investments	59,151	352,179
Operating lease right-of-use asset	83,592	58,030
Property and equipment, net	112,839	122,990
Restricted cash	10,292	10,292
Other long-term assets	9,564	5,815
Equity method investment	12,817	18,005
Total assets	$817,079	$1,038,634
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,890	$10,255
Accrued and other current liabilities	39,743	37,496
Deferred revenue	885	423
Total current liabilities	54,518	48,174
Lease liability, noncurrent	95,122	69,929
Other long-term liabilities	1,569	4,125
Total liabilities	151,209	122,228
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 authorized as of December 31, 2022 and December 31, 2021; no shares were issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 400,000,000 and 200,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 144,438,304 and 142,623,065 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	144	142
Additional paid-in capital	1,911,632	1,822,179
Accumulated deficit	(1,235,980)	(903,348)
Accumulated other comprehensive loss	(9,926)	(2,567)
Total stockholders’ equity	665,870	916,406
Total liabilities and stockholders’ equity	$817,079	$1,038,634
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Collaboration revenue - related party	$243	$38,489	$—
Operating expenses:
Research and development	256,387	220,176	192,987
General and administrative	79,305	74,105	65,256
Total operating expenses	335,692	294,281	258,243
Loss from operations	(335,449)	(255,792)	(258,243)
Other income (expense), net:
Interest and other income, net	4,566	1,714	9,164
Other expenses	(1,749)	(2,927)	(1,142)
Total other income (expense), net	2,817	(1,213)	8,022
Net loss	(332,632)	(257,005)	(250,221)
Other comprehensive income:
Net unrealized loss on available-for-sale investments	(7,359)	(2,835)	(877)
Net comprehensive loss	$(339,991)	$(259,840)	$(251,098)
Net loss per share, basic and diluted	$(2.32)	$(1.89)	$(2.08)
Weighted-average number of shares used in computing net loss per share, basic and diluted	143,147,165	135,820,386	120,370,177
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2019	124,267,358	124	1,023,876	(396,122)	1,145	629,023
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,725,695	2	8,813	—	—	8,815
Vesting of early exercised common stock	—	—	2,840	—	—	2,840
Stock-based compensation	—	—	65,261	—	—	65,261
Employee stock purchase plan	175,142	—	2,843	—	—	2,843
Issuance of common stock from public ATM offering, net of commissions and offering costs of $0.6 million	848,663	1	26,202	—	—	26,203
Issuance of common stock from public offering, net of commissions and offering costs of $36.8 million	13,457,447	13	595,717	—	—	595,730
Net loss	—	—	—	(250,221)	—	(250,221)
Net unrealized loss on available-for-sale investments	—	—	—	—	(877)	(877)
Balance — December 31, 2020	140,474,305	140	1,725,552	(646,343)	268	1,079,617
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,961,554	2	8,344	—	—	8,346
Vesting of early exercised common stock	—	—	3,848	—	—	3,848
Stock-based compensation	—	—	80,818	—	—	80,818
Employee stock purchase plan	187,206	—	3,617	—	—	3,617
Net loss	—	—	—	(257,005)	—	(257,005)
Net unrealized loss on available-for-sale investments	—	—	—	—	(2,835)	(2,835)
Balance — December 31, 2021	142,623,065	142	1,822,179	(903,348)	(2,567)	916,406
Issuance of common stock upon exercise of stock options and vesting of RSU's	1,453,624	2	487	—	—	489
Vesting of early exercised common stock	—	—	2,905	—	—	2,905
Stock-based compensation	—	—	83,600	—	—	83,600
Employee stock purchase plan	361,615	—	2,461	—	—	2,461
Net loss	—	—	—	(332,632)	—	(332,632)
Net unrealized loss on available-for-sale investments	—	—	—	—	(7,359)	(7,359)
Balance — December 31, 2022	144,438,304	$144	$1,911,632	$(1,235,980)	$(9,926)	$665,870
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(332,632)	$(257,005)	$(250,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	83,600	80,818	65,261
Amortization of other intangible assets acquired	—	—	151
Depreciation and amortization	14,295	10,454	7,435
Net amortization/accretion on investment securities	2,891	6,955	3,250
Non-cash rent expense	2,433	2,611	3,955
Share of losses from equity method investments	5,188	3,444	1,154
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,517	3,199	(3,177)
Other long-term assets	(3,334)	(646)	34
Accounts payable	4,868	(767)	615
Accrued and other current liabilities	1,749	3,652	18,726
Deferred revenue	462	(38,569)	38,992
Other long-term liabilities	(2,556)	1,042	(1,268)
Net cash used in operating activities	(220,519)	(184,812)	(115,093)
Cash flows from investing activities:
Purchases of property and equipment	(5,191)	(21,446)	(65,958)
Purchase of stock in equity method investment	—	(17,710)	—
Proceeds from sales of investments	—	—	4,799
Proceeds from maturities of investments	359,459	728,394	593,627
Purchase of investments	(248,109)	(525,583)	(1,037,591)
Net cash provided by (used in) investing activities	106,159	163,655	(505,123)
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	—	—	26,203
Proceeds from issuance of common stock from public offering, net of commissions and issuance costs	—	—	595,730
Proceeds from issuance of common stock and upon exercise of stock options	489	8,346	8,815
Proceeds from issuance of common stock under the employee stock purchase plan	2,461	3,617	2,843
Net cash provided by financing activities	2,950	11,963	633,591
Net increase (decrease) in cash, cash equivalents and restricted cash	(111,410)	(9,194)	13,375
Cash, cash equivalents and restricted cash — beginning of period	183,606	192,800	179,425
Cash, cash equivalents and restricted cash — end of period	$72,196	$183,606	$192,800
Non-cash operating, investing and financing activities:
Right-of-use asset obtained in exchange for lease liability	$31,361	$20,079	$—
Property and equipment purchases in accounts payable and accrued and other current liabilities	$678	$1,725	$8,567
Capitalized cloud computing costs included in accounts payable and accrued and other current liabilities	$415	$—	$584
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(9,540)	$(6,013)	$(6,244)
Cash received for amounts related to tenant improvement allowances from lessors	$325	$1,111	$2,809
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies
Allogene Therapeutics, Inc. (the Company or Allogene) was incorporated on November 30, 2017 in the State of Delaware and is headquartered in South San Francisco, California. Allogene is a clinical-stage immuno-oncology company pioneering the development of genetically engineered allogeneic T cell product candidates for the treatment of cancer. The Company is developing a pipeline of off-the-shelf T cell product candidates that are designed to target and kill cancer cells.
Public Offerings

In November 2019, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended on November 2, 2022, under which the Company may from time to time issue and sell shares of its common stock through Cowen in at-the-market (ATM) offerings for an aggregate offering price of up to $250.0 million. The aggregate compensation payable to Cowen as the Company's sales agent equals up to 3.0% of the gross sales price of the shares sold through it pursuant to the sales agreement. During the year ended December 31, 2020, the Company sold an aggregate of 848,663 shares of common stock in ATM offerings resulting in net proceeds of $26.2 million. As of December 31, 2022, $167.3 million remains available for sale under the sales agreement with Cowen.
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
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company had cash, cash equivalents and investments of $576.5 million as of December 31, 2022. Since inception through December 31, 2022, the Company has incurred cumulative net losses of $1,236.0 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, commercial paper, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. The accounts are monitored by management and management believes that the financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2022 and 2021, the Company has not experienced any credit losses in such accounts or investments.
The Company is subject to a number of risks common for early-stage biopharmaceutical companies including, but not limited to, the ability to achieve any clinical or commercial success of its product candidates, ability to obtain regulatory approval of its product candidates, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients, significant competition, dependency on the Company's contract manufacturing organization, and ability to manufacture.
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

Stock-Based Compensation
The Company measures its stock-based awards granted to employees, consultants and directors based on the estimated fair values of the awards and recognizes the compensation over the requisite service period. The Company uses the Black-Scholes option-pricing model or the lattice option pricing model to estimate the fair value of its stock-based awards. Stock-based compensation is recognized using the straight-line method. As the stock compensation expense is based on awards ultimately expected to vest, it is reduced by forfeitures. The Company accounts for forfeitures as they occur.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. For the years ended December 31, 2022, 2021 and 2020 this was comprised of unrealized gains and losses, net of tax, on the Company’s investments.
Impairment of Long-Lived Assets
Long-lived assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There were impairment losses related to equipment disposals of less than $0.1 million for each of the years ended December 31, 2022 and 2021, respectively. There were no impairment losses related to equipment disposals for the year ended December 31, 2020.
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
For elements of those arrangements that the Company determines should be accounted for under ASC 606, the Company assesses which activities in the collaboration agreements are performance obligations that should be accounted for separately and determines the transaction price of the arrangement, which includes the assessment of the probability of achievement of future milestones and other potential consideration. A performance obligation represents a promise in a contract to transfer a distinct good or service to a customer, which represents a unit of accounting in accordance with ASC 606. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once the Company has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. A portion of the consideration should be allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The total consideration which the Company expects to collect in exchange for the Company’s products is an estimate and may be fixed or variable. The Company constrains the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The transaction price is re-evaluated, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The allocation of the transaction price is performed based on standalone selling prices, which are based on estimated amounts that the Company would charge for a performance obligation if it were sold separately. Revenue is recognized when, or as, performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers. Funds received in advance are recorded as deferred revenue and are recognized as the related performance obligation is satisfied.
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
Note 2. Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements issued or effective that are expected to have a material impact on the Company's consolidated financial statements.
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
There were no Level 3 assets or liabilities at December 31, 2022 or 2021.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2022 are presented in the following table:

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds ¹	$10,679	$—	$—	$10,679
Commercial paper	—	4,954	—	4,954
Corporate bonds	—	153,256	—	153,256
U.S. treasury securities	318,022	—	—	318,022
U.S. agency securities	—	39,416	—	39,416
Total financial assets	$328,701	$197,626	$—	$526,327
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
There were no transfers of assets between the fair value measurement levels during the years ended December 31, 2022 or 2021.
Note 4. Investments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of December 31, 2022 are presented in the following table:

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$10,679	$—	$—	$10,679
Commercial paper	4,956	—	(2)	4,954
Corporate bonds	156,019	25	(2,788)	153,256
U.S. treasury securities	323,077	5	(5,060)	318,022
U.S. agency securities	41,078	—	(1,662)	39,416
Total cash equivalents and investments	$535,809	$30	$(9,512)	$526,327

Classified as:
Cash equivalents				$11,760
Short-term investments				455,416
Long-term investments				59,151
Total cash equivalents, and investments				$526,327
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

The fair values of available-for-sale debt investments by contractual maturity as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(in thousands)
Due in 1 year or less	$456,497	$283,988
Due in 1 - 2 years	59,151	314,130
Due in 3 years	—	38,049
Instruments not due at a single maturity date	10,679	115,867
Total cash equivalents and investments	$526,327	$752,034
As of December 31, 2022 and 2021, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized losses on available-for-sale securities for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of December 31, 2022 and 2021, securities with a fair value of $329.4 million and zero, respectively, were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
As of December 31, 2022 and 2021, the Company recognized $1.8 million and $1.9 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the consolidated balance sheets.
Note 5. Balance Sheet Components
Property and Equipment, Net

	December 31,
	2022	2021
	(in thousands)
Leasehold improvements	$108,550	$108,353
Laboratory equipment	32,601	29,666
Computer equipment and purchased software	4,533	4,373
Furniture and fixtures	4,012	3,920
Construction in progress	28	39
Total	149,724	146,351
Less: accumulated depreciation	(36,885)	(23,361)
Total property and equipment, net	$112,839	$122,990
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $14.3 million, $10.5 million and $7.4 million, respectively. Disposals of property and equipment were less than $0.1 million for the years ended December 31, 2022 and 2021. Disposals of property and equipment were zero for the year ended December 31, 2020.

Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2022	2021
	(in thousands)
Accrued compensation and related benefits	$17,935	$16,126
Accrued research and development expenses	11,790	13,521
Accrued lease liability	6,002	3,200
Unvested shares liability	1,898	2,904
Other	2,118	1,745
Total accrued and other current liabilities	$39,743	$37,496

Note 6. License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the years ended December 31, 2022, 2021 and 2020.
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
Pursuant to the Cellectis Agreement, Cellectis granted to the Company an exclusive, worldwide, royalty-bearing license, on a target-by-target basis, with sublicensing rights under certain conditions, under certain of Cellectis’s intellectual property, including its TALEN and electroporation technology, to make, use, sell, import, and otherwise exploit and commercialize CAR T products directed at certain targets, including BCMA, CD70, Claudin 18.2, DLL3 and FLT3 (the Allogene Targets), for human oncologic therapeutic, diagnostic, prophylactic and prognostic purposes. In addition, certain Cellectis intellectual property rights granted by Cellectis to the Company and to Servier pursuant to the Exclusive License and

Collaboration Agreement by and between Servier and Pfizer, dated October 30, 2016, which Pfizer assigned to the Company in April 2018, will survive the termination of the Original Cellectis Agreement.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses in the consolidated statement of operations. For the years ended December 31, 2022 and 2020, zero clinical development milestones were achieved. For the year ended December 31, 2021, $10.0 million of costs were incurred related to the achievement of clinical development milestones under this agreement.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42 million and €70.5 million ($75.4 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.
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
For the years ended December 31, 2022, 2021 and 2020, the Company recorded $19.9 million, $17.1 million, and $8.5 million, respectively, of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. As of December 31, 2022 and 2021, amounts due from Servier of $1.5 million and $4.1 million, respectively, were recorded in other current assets in the accompanying consolidated balance sheets. For the year ended December 31, 2022, $8.0 million in costs were incurred related to the achievement of a clinical development milestone under the Servier Agreement. Zero clinical development milestones were achieved for the years ended December 31, 2021 and 2020.

On September 15, 2022, Servier sent a notice of discontinuation (Discontinuation) of its involvement in the development of all licensed products directed against CD19, including UCART19, ALLO-501 and ALLO-501A (collectively, CD19 Products), pursuant to the Servier Agreement. Servier’s Discontinuation provides the Company with the right to elect a license to the CD19 Products outside of the United States (Ex-US Option) and does not otherwise affect the Company's current exclusive license for the development and commercialization of CD19 Products in the United States. However, Servier has disputed the implications of the Discontinuation, namely whether development cost contributions continue and the timeframe during which the Company has the right to elect a license to CD19 Products outside of the United States.

In December 2022, Servier sent the Company a notice for material breach due to the Company's purported refusal to allow an audit of certain manufacturing costs under the cost share arrangement. While the Company does not believe Servier has such an audit right, the Company is currently progressing such audit with Servier to recover outstanding manufacturing costs owed by Servier to the Company.
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
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. The Company recognized a research and development expense of $10 million during the year ended December 31, 2019 as the license had no foreseeable alternative future use. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, an Allogene representative serves on the Notch Board of Directors. In February 2021, the Company made an additional $15.9 million investment in Notch's Series A preferred stock. In October 2021, the Company made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, the Company's share in Notch was 23.0% on a voting interest basis. The Company did not have a controlling interest in Notch as of December 31, 2022, and continued to account for its investment in Notch as an equity method investment.
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
For the years ended December 31, 2022, 2021, and 2020, the Company recorded $3.8 million, $4.3 million, and $3.2 million, respectively, in collaboration costs as research and development expenses. For the year ended December 31, 2021, $0.3 million in costs were incurred related to the achievement of a research milestone under this agreement. Zero milestones were achieved for the years ended December 31, 2022 and 2020.

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
For the years ended December 31, 2022, 2021, and 2020, the Company recorded $1.4 million, $1.0 million, and zero, respectively, in collaboration costs under this agreement as research and development expenses.
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
Pursuant to the Share Purchase Agreement, the Company acquired Seed Preferred Shares in Allogene Overland representing 49% of Allogene Overland's outstanding stock as partial consideration for the License Agreement, and Overland acquired Seed Preferred Shares representing 51% of Allogene Overland's outstanding stock for $117.0 million in upfront and certain quarterly cash payments, to support operations of Allogene Overland. As of December 31, 2022, the Company and Overland are the sole equity holders in Allogene Overland. The Company received $40 million from Allogene Overland as partial consideration for the License Agreement.
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
The Company has determined that Allogene Overland is a variable interest entity as of December 31, 2022 and 2021, respectively. The Company does not have the power to independently direct the activities which most significantly affect Allogene Overland's economic performance. Accordingly, for the years ended December 31, 2022 and 2021, the Company did not consolidate Allogene Overland because the Company determined that it was not the primary beneficiary.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.2 million, $38.5 million and zero, respectively, of collaboration revenue, primarily related to the delivery of a performance obligation consisting of a license of intellectual property and related know-how which was delivered in the first quarter of 2021. For the year ended December 31, 2022, the Company recorded $0.7 million of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses. For the years ended December 31, 2021 and 2020, the Company recorded zero net cost recoveries.
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
For the year ended December 31, 2022, the Company recorded $5.0 million in research and development expenses related to the upfront payment and collaboration costs, of which $0.5 million is recorded in accrued and other liabilities as of December 31, 2022. The Company's total equity investment in Antion was $3.0 million as of December 31, 2022 and is recognized in other long-term assets in the consolidated balance sheets.
Note 7. Commitments and Contingencies
Leases
In August 2018, the Company entered into an operating lease agreement (HQ Lease) for new office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term was 127 months beginning August 2018 through February 2029 with an option to extend the term for 7 years which was not reasonably assured of exercise. The Company has made certain tenant improvements, including the addition of laboratory space, and has received $5.0 million of tenant improvement allowances up to December 31, 2022. The rent payments began on March 1, 2019 after an abatement period. In December 2021, the Company amended its lease agreement to lease an additional 47,566 square feet of office and laboratory space in South San Francisco, California, as part of the same building as the Company’s current headquarters. The lease term commenced in April 2022 and is for a period of 120 months. The rent payments for the expansion premises began in August 2022 after an abatement period. The lease term for the existing premises was also extended and the lease for both the existing and expansion premises will expire on March 31, 2032 with an option to extend the term for 8 years which is not reasonably assured of exercise.
In October 2018, the Company entered into an operating lease agreement for office and laboratory space which consists of 14,943 square feet located in South San Francisco, California. The lease term was 124 months beginning November 2018 through February 2029, with an option to extend the term for another 7 years which was not reasonably assured of exercise. The Company has made certain tenant improvements, including the upgrading of current office and laboratory space with a lease incentive allowance of $0.8 million. Rent payments began in November 2018. In December 2021, the Company amended its lease agreement to extend the term of the lease to be co-terminus with the HQ Lease. The lease term will expire March 31, 2032 with an option to extend the term for 8 years which is not reasonably assured of exercise.
In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease term is 188 months and began in November 2020. Upon certain conditions, the Company has two ten-year options to extend the lease, both of which are not reasonably assured of exercise. The Company has received $3.0 million of tenant improvement allowances for costs related to the design and construction of certain Company improvements.
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the consolidated balance sheet. Restricted cash related to letters of credit due to landlords was $6.0 million as of December 31, 2022 and 2021.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	December 31, 2022	December 31, 2021
Operating lease liabilities
Current portion included in accrued and other current liabilities	$6,002	$3,200
Long-term portion of lease liabilities	95,122	69,929
Total operating lease liabilities	$101,124	$73,129
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$11,664	$7,513	$7,390
Variable lease cost	2,139	1,629	1,382
Total lease costs	$13,803	$9,142	$8,772
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2022 was $9.5 million and was included in net cash used in operating activities in the Company's consolidated statements of cash flows.

The undiscounted future non-cancellable lease payments under the Company's operating leases as of December 31, 2022 is as follows:

Year ending December 31:	(in thousands)
2023	$12,049
2024	12,447
2025	12,627
2026	12,819
2027 and thereafter	90,492
Total undiscounted lease payments	140,434
Less: Present value adjustment	(39,310)
Total	$101,124
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.20%. As of December 31, 2022, the weighted average remaining lease term for our operating leases is 9.97 years.
Rent expense for short-term leases was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement. At the inception of such leases, the Company records an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. To determine the fair value of the obligation, the Company estimates the cost for a third-party to perform the restoration work. In subsequent periods, for each asset retirement obligation, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciate each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. Asset retirement obligations were $0.6 million and $0.5 million as of December 31, 2022 and 2021 respectively.
Other Commitments
Solar Power Purchase and Energy Services Agreement
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the consolidated balance sheets as of December 31, 2022 and 2021.
License Agreements for Intellectual Property
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of December 31, 2022.
Purchase Commitments
In the normal course of business, the Company enters into various purchase commitments with third-party contract manufacturers for the manufacture and processing of our product candidates and related raw materials, and the Company has entered into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of December 31, 2022, the Company had non-cancellable purchase commitments of $0.3 million.

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
The Company’s total equity investment in Notch as of December 31, 2022 and 2021 was $12.8 million and $18.0 million, respectively, and the Company accounted for the investment using the equity method of accounting. During the years ended December 31, 2022, 2021 and 2020, the Company recognized its share of Notch's net loss under the other expenses caption within the consolidated statement of operations.
Allogene Overland Biopharm (CY) Limited
In conjunction with the execution of the License Agreement with Allogene Overland (see Note 6), the Company also entered into a Share Purchase Agreement and Shareholders' Agreement with the joint venture company acquiring shares of Allogene Overland’s Seed Preferred Shares representing a 49% ownership interest in exchange for entering into a License Agreement which had a carrying value of zero. The Company accounts for its investment in Allogene Overland as an equity method investment at carrying value. The Company's total equity investment in Allogene Overland was zero as of December 31, 2022.
The Company’s equity investment in Allogene Overland as of December 31, 2022 and 2021 had a zero carryover basis. Therefore, the Company did not account for its share of losses incurred by Allogene Overland. See Note 6 for further details.
Note 9. Stockholders’ Equity
Preferred Stock
Pursuant to the Amended and Restated Certificate of Incorporation filed on October 15, 2018, as amended, the Company is authorized to issue a total of 10,000,000 shares of preferred stock, of which no shares were issued and outstanding at December 31, 2022 and 2021.
Common Stock
Pursuant to the Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 17, 2022, the Company is authorized to issue a total of 400,000,000 shares of common stock, of which 144,438,304 and 142,623,065 shares were issued and outstanding at December 31, 2022 and 2021, respectively.

Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2022 and 2021, no dividends on common stock had been declared by the Company’s Board of Directors.
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
As of December 31, 2022 and 2021, there were 12,932,861 and 15,801,927 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
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
The exchange of stock options was treated as a modification for accounting purposes. The incremental expense of $5.2 million for the modified options was calculated using a lattice option pricing model. The incremental expense and the unamortized expense remaining on the exchanged options as of the modification date are being recognized over the new three-year service period.
Stock Option Activity

The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2021	10,239,167	$21.10	7.68	$26,223
Options granted	8,692,928	9.64
Options exercised	(195,076)	2.33		$1,855
Options forfeited	(1,167,444)	19.88
Cancelled under the Option Exchange	(3,666,600)	$26.82
Granted under the Option Exchange	3,666,600	$13.31
Balance, December 31, 2022	17,569,575	$12.90	7.73	$6,658
Exercisable, December 31, 2022	13,103,885	$12.95	7.94	$6,658
Vested and expected to vest, December 31, 2022	17,569,575	$12.90	7.73	$6,658
The aggregate intrinsic values of options exercised, outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2022. The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $1.9 million, $21.9 million and $36.3 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the estimated weighted-average grant-date fair value of employee options granted was $9.97 per share, $18.79 per share and $13.79 per share, respectively. As of December 31, 2022 and 2021, there was $83.2 million and $75.5 million, respectively, of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2 years, 256 days and 2 years, 176 days, respectively.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021
Fair value of common stock	$7.08 - $17.28	$15.37 - $39.02
Expected term in years	5.25 - 6.08	5.27 - 6.25
Expected volatility	70.82% - 73.39%	69.73% - 71.69%
Expected risk-free interest rate	1.61% - 4.12%	0.60% - 1.40%
Expected dividend	0%	0%
The fair value of the new options granted under the Option Exchange program was estimated at the date of grant using a lattice option pricing model with the following assumptions: expected volatility of 73.74%, expected risk-free rate of 3.06%, expected dividends of 0% and expected exercise barrier of 2.57.
The Black-Scholes option-pricing model and the lattice option pricing model require the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions include:
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
For the years ended December 31, 2022, 2021 and 2020, total stock-based compensation expense related to stock options was $42.2 million, $38.2 million and $31.8 million, respectively.
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2021	4,261,108	$26.37	1.72	$63,576
Granted	3,505,399	9.75	1.55
Vested	(1,242,437)	26.38
Forfeited	(1,030,664)	20.49
Unvested December 31, 2022	5,493,406	$16.86	1.54	$34,554
Vested and expected to vest, December 31, 2022	5,493,406	$16.86	1.54	$34,554
For the years ended December 31, 2022, 2021 and 2020, total stock-based compensation expense related to restricted stock units and performance based restricted stock units was $34.3 million, $26.6 million and $17.2 million, respectively. For the years ended December 31, 2022, 2021 and 2020, total fair value of vested restricted stock units and performance based restricted stock units as of their grant dates was $32.8 million, $18.5 million and $13.4 million, respectively. As of December 31, 2022 and 2021, there was $70.5 million and $90.7 million, respectively, of unrecognized stock-based compensation which is expected to be recognized over a weighted average period of 2.55 years.
Employee Stock Purchase Plan
In October 2018, the stockholders approved the 2018 Employee Stock Purchase Plan (ESPP), which initially reserved 1,160,000 shares of the Company's common stock for employee purchases under terms and provisions established by the Board of Directors. Effective January 1, 2022 and 2021, the number of shares authorized under the ESPP for employee purchases increased by 1,426,230 and 1,404,743 shares respectively. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Under the current offering adopted pursuant to the ESPP, each offering period is approximately 24 months, which is generally divided into four purchase periods of approximately six months.
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
The fair values of the rights granted under the ESPP were calculated using the following assumptions:

Year ended December 31,
	2022	2021
Expected term (in years)	0.50 – 2.00	0.50 – 2.00
Volatility	74.20% - 85.63%	59.35% - 80.00%
Risk-free interest rate	0.86%-3.88%	0.05% - 0.23%
Dividend yield	—	—
For the years ended December 31, 2022, 2021 and 2020, total stock-based compensation expense related to ESPP was $3.6 million, $2.3 million and $2.5 million, respectively.
Founders’ Stock
In 2018, the Company’s founders agreed to modify their common shares outstanding to include vesting provisions that require continued service to the Company in order to vest in those shares. Stock-based compensation expense is recognized for shares of founders’ stock as vesting conditions are met. In relation to the modification, 24,230,750 shares of founders’ stock remained unvested at the modification date in April 2018. For the years ended December 31, 2022, 2021 and 2020, $3.4 million, $13.7 million, and $13.7 million of stock-based compensation expense was recognized related to the vesting of 1,514,424, 6,057,695, and 6,057,684 shares, respectively, of founders' stock. At December 31, 2021, there was $3.4 million of unrecognized stock-based compensation expense related to 1,514,424 shares of unvested founders’ stock which was recognized over 3 months. At December 31, 2022, there was no unrecognized stock-based compensation expense. The weighted-average fair value at grant date for founders’ stock was $2.27 per share.
Total stock-based compensation expense related to stock options, restricted stock units, employee stock purchase plans and vesting of the founders’ common stock was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Research and development	$42,497	$39,611	$31,309
General and administrative	41,103	41,207	33,952
Total stock-based compensation expense	$83,600	$80,818	$65,261
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the Prior 2018 Plan and the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities and other long-term liabilities for the noncurrent portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. During the years ended December 31, 2022 and 2021, zero and 293,594 options were early exercised, respectively. As of December 31, 2022 and 2021, there was $1.9 million and $2.9 million, respectively, recorded in accrued and other liabilities and $0.6 million and $2.5 million, respectively, recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the consolidated financial statements since the exercise date but the shares which are subject to future vesting conditions are not included in the calculation of earnings per share.
Note 11. Related Party Transactions
Pfizer Inc.

PF Equity Holdings 2 B.V. held 22,032,040 shares of Common Stock based on the Schedule 13D/A filed on September 17, 2021 with the SEC. According to the Schedule 13D/A filing, PF Equity Holdings 2 B.V. is a wholly-owned subsidiary of Pfizer formed for the purpose of holding certain assets owned or controlled by Pfizer or its direct or indirect subsidiaries. Based on a Form 4 filed on April 4, 2022 by PF Equity Holdings 2 B.V., Pfizer held the 22,032,040 shares as of March 31, 2022.
During the years ended December 31, 2022 and 2020, the Company sold zero in excess raw materials to Pfizer. During the year ended December 31, 2021, the Company sold $0.1 million in excess raw materials to Pfizer.
Collaboration Revenue
In December 2020, the Company entered into a license agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). The license agreement was subsequently assigned to a wholly-owned subsidiary of Allogene Overland, Allogene Overland BioPharm (HK) Limited. On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited. During the years ended December 31, 2022 and 2021, the Company recognized $0.2 million and $38.5 million, respectively, of collaboration revenue under this arrangement.
For the year ended December 31, 2022, 2021 and 2020, the Company recorded $0.7 million, $0.2 million, and zero, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chair of the board of directors, and a director of the Company to provide various managerial, clinical development, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.7 million, $0.6 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
In August 2018, the Company entered into a consulting agreement with Bellco Capital LLC (Bellco). Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun, the Company's executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $37,000 per month in arrears commencing January 2020, and $38,583 per month in arrears commencing January 2021, and $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus and out-of-pocket expenses incurred under this consulting agreement were $0.8 million, $0.7 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022 and 2021, amounts due to Bellco of $0.3 million were recorded in accrued and other current liabilities in the accompanying consolidated balance sheets.
Sublease Agreements
In December 2018, the Company entered into a sublease with Bellco for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. In November 2021, the sublease was extended to June 30, 2025. The sublease was amended, effective in July 2022, to move to a nearby location, with office space of 737 square feet. The Company’s executive chair, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco Capital Advisors Inc. The total right of use asset and associated liability recorded related to this related party lease was $0.2 million and $0.3 million at December 31, 2022 and 2021, respectively.
In February 2019, the Company subleased 2,180 square feet of its office space in New York, New York, to ByHeart, Inc., formerly known as Second Science, Inc. (ByHeart). ByHeart is a development-stage infant formula company. Certain of the Company’s board members and executive officers have beneficial ownership in ByHeart and two serve on the board of directors of ByHeart. In September 2019, the Company entered into an amendment to the sublease agreement and increased the subleased space to 2,907 square feet. In October 2020, the sublease agreement between the Company and ByHeart was terminated. Sublease income for the years ended December 31, 2022 and 2021 was zero. Sublease income for the year ended December 31, 2020 was $0.3 million, and was recognized as other income.
Note 12. 401(k) Plan
In April 2018, the Company began to sponsor a 401(k) retirement savings plan for the benefit of its employees. All employees are eligible to participate, provided they meet the requirements of the plan. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $2.3 million, $1.8 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 13. Income Taxes
The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.
The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.
Reconciliation of the benefit for income taxes calculated at the statutory rate to our benefit for income taxes is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Tax benefit at federal statutory rate	$(69,853)	$(53,971)	$(52,546)
State taxes, net of federal benefit	(34,485)	806	(18,656)
Stock-based compensation	8,619	4,534	997
Research tax credits	(4,274)	(2,942)	(2,319)
Change in valuation allowance	99,865	52,265	72,538
Other	128	(692)	(14)
Benefit for incomes taxes	$—	$—	$—
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$191,120	$162,996	$115,199
Tax credit carryforwards	24,517	15,595	8,297
Intangibles	16,966	14,648	20,582
Accrued expenses	4,227	3,213	3,888
Lease liabilities	28,298	16,344	15,050
Stock based compensation	25,731	15,273	12,970
Investments	5,443	1,543	175
Capitalized R&D	43,145	—	—
Other	765	358	12
Total deferred tax assets	340,212	229,970	176,173
Deferred tax liabilities:
Fixed assets	—	(219)	(172)
Right of use leased assets	(23,392)	(12,969)	(11,556)
Other	(244)	(71)	—
Total deferred tax liabilities	(23,636)	(13,259)	(11,728)
Net deferred tax assets	316,576	216,711	164,445
Valuation allowance	(316,576)	(216,711)	(164,445)
Net deferred tax assets	$—	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $99.9 million, $52.3 million and $72.5 million during the years ended December 31, 2022, 2021 and 2020, respectively.
The following table sets forth the Company's federal and state NOL carryforwards and federal research and development tax credits as of December 31, 2022:

	Amount	Expiration
	(in thousands)
Net operating losses, federal	$679,858	Indefinite
Net operating losses, federal	$2	2037
Net operating losses, state	$692,331	2037-2042
Tax credits, federal	$19,928	2038-2042
Tax credits, state	$16,499	Indefinite
California Competes Tax credits, state	$6,000	2026 -2027
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
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance was effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption was permitted. The Company early adopted this standard as of January 1, 2020 on a prospective basis in accordance with ASC 250, Accounting Changes and Error Corrections. The adoption resulted in the Company no longer needing to determine the tax effect from unrealized gains on available for sale securities, which previously had been disclosed in the consolidated statement of operations as a benefit from income taxes. The impact of the adoption is that the benefit from income taxes in the consolidated statement of operations and comprehensive loss is zero. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a tax benefit of zero.
We apply the provisions of ASC Topic 740 to account for uncertain income tax positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2022	2021	2020
	(in thousands)
Balance at beginning of the year:	$9,798	$6,161	$3,148
Additions based on tax positions related to current year	4,772	3,637	3,013
Additions to tax position of prior year	—	—	—
Reductions to tax position of prior years	—	—	—
Lapse of the applicable statute of limitations	—	—	—
Balance at end of the year	$14,570	$9,798	$6,161
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of interest and other income, net, as necessary. As of December 31, 2022, 2021 and 2020, there were no accrued interest and penalties related to uncertain tax positions. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.  We are subject to examination by U.S. federal or state tax authorities for all years since inception.
Note 14. Net Loss and Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(332,632)	$(257,005)	$(250,221)
Denominator:
Weighted average common shares outstanding	143,147,165	135,820,386	120,370,177
Net loss per share, basic and diluted	$(2.32)	$(1.89)	$(2.08)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2022	2021	2020
Stock options to purchase common stock	17,569,575	10,239,167	10,434,034
Restricted stock units subject to vesting	5,493,406	4,261,108	2,493,920
Expected shares purchased under Employee Stock Purchase Plan	1,092,314	474,966	312,750
Founder shares subject to future vesting	—	1,514,424	7,572,119
Early exercised stock options subject to future vesting	138,841	720,321	1,737,137
Total	24,294,136	17,209,986	22,549,960

Note 15. Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Allogene Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Allogene Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Allogene Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst and Young LLP

San Mateo, California
February 28, 2023
Item 9B. Other Information.
On February 22, 2023, Veer Bhavnagri, our General Counsel, notified us of his decision to resign, effective March 31, 2023, to pursue other opportunities.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the sections headed “Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC on or before May 1, 2023 (our Proxy Statement) and is incorporated in this Annual Report by reference.
Our Board of Directors consists of the following members:
Elizabeth Barrett, 60, has served as member of our Board since July 2021. Ms. Barrett is a director and President and Chief Executive Officer of UroGen Pharma Ltd. (“UroGen”), a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. At UroGen, Ms. Barrett spearheaded the 2020 approval of Jelmyto® for the treatment of low-grade upper tract urothelial carcinoma. Before joining UroGen, Ms. Barrett served as the Chief Executive Officer of Novartis Oncology, where she managed the development and launch of the autologous CAR T therapy Kymriah®, and as a member of the Executive Committee of Novartis Oncology from February 2018 to December 2018. Prior to that, Ms. Barrett served at Pfizer Inc. ("Pfizer") in various capacities, most recently as the Global President of Oncology, and before that as Pfizer’s Regional President of US Oncology Business Unit since March 2009. Prior to Pfizer, she was Vice President and General Manager of the Oncology.

Arie Belldegrun, M.D., 73, is a co-founder of Allogene and has served as Executive Chair of our Board since November 2017. From March 2014 until October 2017, Dr. Belldegrun served as the President and Chief Executive Officer of Kite Pharma, Inc. ("Kite") and as a director from June 2009 until October 2017. Dr. Belldegrun has served as Chair of UroGen since December 2012, Chair of Kronos Bio, Inc., since June 2017, and director of Ginkgo Bioworks, Inc., since September 2021. Dr. Belldegrun has also served on the boards of several private companies: Breakthrough Properties LLC and Breakthrough Services LLC since April 2019, ByHeart, Inc., since October 2019, and IconOVir Bio, Inc., since June 2020. Dr. Belldegrun has also served as Chairman of Bellco Capital LLC since 2004, as Chair and Partner of Two River Group since June 2009, and as Senior Managing Director of Vida Ventures, LLC since November 2017. He is certified by the American Board of Urology and is a Fellow of the American Association of Genitourinary Surgeons. Dr. Belldegrun is Research Professor, holds the Roy and Carol Doumani Chair in Urologic Oncology, and is Director of the Institute of Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles (“UCLA”). Prior to joining UCLA in October of 1988, he was a research fellow at NCI/NIH in surgical oncology and immunotherapy from July 1985 to August 1988 under Dr. Steven Rosenberg. Dr. Belldegrun received his M.D. from the Hebrew University Hadassah Medical School in Jerusalem before completing his post graduate studies in Immunology at the Weizmann Institute of Science and his residency in Urologic Surgery at Harvard Medical School.

David Bonderman, 80, has served as a member of our Board since April 2018. He is a Founding Partner and Chairman of TPG, a global alternative asset firm, established in 1992. Mr. Bonderman currently serves on the board of directors of TPG, Inc., a public company. He has previously served on the boards of many public companies, some of which include: RyanAir Holdings, plc and Continental Airlines, for both of which he was Chairman, Ducati Motor Holding, S.p.A, China International Capital Corporation Limited, Co-Star Group, Inc., General Motors Company, Kite Pharma, Inc., Oxford Health Plans, Inc., Paradyne Networks, Inc., Seagate Technology Holdings plc, TPG Pace Tech Opportunities Corp., TPG Pace Solutions Corp., TPG Pace Energy Holdings Corp., TPG Pace Holdings, Inc., TPG Pace Beneficial Finance Corp., and Univision Holdings, Inc. Throughout Mr. Bonderman’s career, he has served as a director on numerous other public, private, advisory, academic and charitable boards. Mr. Bonderman received a Bachelor of Arts degree from the University of Washington, cum laude, and a J.D. from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review and Sheldon Fellow.

David Chang, M.D., Ph.D., 63, is a co-founder of Allogene and has served as our President and Chief Executive Officer and as a member of our Board since June 2018. Dr. Chang has served on the boards of two private companies: Chair of the Board of Directors of IconOVir Bio, Inc., since June 2020, and director of 1200 Pharma LLC since June 2021. Dr. Chang served on the Board of Directors of Notch Therapeutics, Inc. (“Notch”), a private research-stage biotechnology company, from November 2019 to March 2022. Prior to joining us, Dr. Chang served as the Chief Medical Officer and Executive Vice President, Research and Development of Kite from June 2014 until March 2018. Dr. Chang previously held senior positions at Amgen Inc. ("Amgen"), a biopharmaceutical company, including Vice President, Global Development from July 2006 to May 2014, Senior Director, Oncology-Therapeutics from July 2005 to June 2006 and Director, Medical Sciences from December 2002 to June 2005. Prior to that, he was an Associate Professor at the UCLA School of Medicine. He has also served as a Venture Partner of Vida Ventures, LLC since November 2017, and Two River, LLC since October 2017. In addition, he serves as a member of the American Association for Cancer Research Oncology Development Fund Investment Advisory Committee,

CalTech Cheng Medical Engineering Advisory Council and of the MIT Corporation Biology Visiting Committee. Dr. Chang obtained a B.S. in Biology from the Massachusetts Institute of Technology and an M.D. and Ph.D. from Stanford University.
John DeYoung, 60, has served as a member of our Board since April 2018. Mr. DeYoung is Vice President of Worldwide Business Development for Pfizer’s Oncology Business Unit. He is a member of Pfizer’s Oncology Leadership Team and its Worldwide Business Development Leadership Team. Mr. DeYoung joined Pfizer in 1991 and has held leadership positions in Finance, Marketing, Commercial Development and Business Development. Mr. DeYoung received his bachelor’s degree in business from Michigan State University in 1985 and his MBA from the University of Chicago in 1990.

Franz Humer, Ph.D., 76, has served as a member of our Board since April 2018. Dr. Humer serves on the board of directors of the International Centre for Missing and Exploited Children and is Chair of the Humer Foundation. Dr. Humer previously served as Chair of the board of directors of Neogene Therapeutics, Inc., a private research-stage biotechnology company, from October 2020 until January 2023 and as a member of the board of directors of Kite from September 2015 until October 2017. He also served as an independent director of Citigroup Inc. from 2012 until 2018, Chugai Pharmaceuticals Ltd. (Japan) from 2002 until 2014, and Arix Bioscience plc from April 2016 to December 2019. He served as Chair of Diageo plc from 2005 to 2017. He served as a member of the board of directors of WISeKey SA, a publicly traded global cybersecurity company, from May 2016 to December 2017. In addition, Dr. Humer served as Head of Pharmaceuticals and then as Chief Operating Officer of F. Hoffmann-La Roche Ltd. from 1996 to 1998, prior to serving as Chief Executive Officer of Roche Group from 1998 to 2001 and later as Chair and Chief Executive Officer from 2001 to 2008. His tenure as Chair of Roche Holding Ltd. extended from 2008 to 2014. Before joining Roche Group, he served on the board of Glaxo Holdings plc and was responsible for research, business development, manufacturing, commercial strategy, and all non-US operations for 13 years. In 1973, Dr. Humer joined Schering Plough Corporation where he held various General Management positions in Latin America and Europe. Dr. Humer attended the University of Innsbruck, where he obtained a Ph.D. in Law, and INSEAD in Fontainebleau, where he obtained an MBA.

Joshua Kazam, 46, has served as a member of our Board since November 2017. Mr. Kazam served as our President from November 2017 until June 2018. He was a founder of Kite and served as a member of Kite’s board of directors from Kite’s inception in June 2009 until October 2017. In June 2009, Mr. Kazam co-founded Two River, LLC, a life-science consulting and investment firm. Mr. Kazam has served on the board of Kronos Bio, Inc. since June 2017 and Capricor Therapeutics, Inc. from May 2005 until May 2019. He has also served on the boards of the following private companies: Vision Path, Inc. (d/b/a Hubble Contacts) since May 2016, ByHeart, Inc. since November 2016, Breakthrough Properties LLC and Breakthrough Services LLC since April 2019, and IconOVir Bio, Inc. since August 2018. Mr. Kazam has also served on the boards of several blank check companies formed for the purpose of effecting a business combination with one or more businesses: Screaming Eagle Acquisition Corp. since January 2022, Tishman Speyer Innovation Corp. II since February 2021, TS Innovation Acquisitions Corp. from November 2020 until June 2021, Soaring Eagle Acquisition Corp. from February 2021 to September 2021, Flying Eagle Acquisition Corp. from February 2020 until December 2020, Diamond Eagle Acquisition Corp. from January 2019 until April 2020, and Platinum Eagle Acquisition Corp. from January 2018 to March 2019. Mr. Kazam has served as the President of Desert Flower Foundation since June 2016. Mr. Kazam received his bachelor’s degree in Entrepreneurial Management from the Wharton School of the University of Pennsylvania and is a Member of the Wharton School’s Undergraduate Executive Board.

Stephen Mayo, Ph.D., 61, has served as a member of our Board since July 2022. Since 2021, he has served as a member of the board of directors and as a member of the research and development and audit committees of Sarepta Therapeutics, Inc. Since 2021, Dr. Mayo has served as a member of the board of directors and on the audit and research committees of Merck & Co. In addition, he serves on the scientific advisory boards of Vida Ventures and Evozyne. He co-founded Molecular Simulations Inc. (now Biovia) and Xencor, a public antibody engineering company. Dr. Mayo is currently the Bren Professor of Biology and Chemistry and Merkin Institute Professor at California Institute of Technology (Caltech). He joined the Caltech faculty in 1992, was a Caltech-based Howard Hughes Medical Institute Investigator from 1994 to 2007, served as Vice Provost for Research from 2007 to 2010 and Chair of the Division of Biology and Biological Engineering from 2010 to 2020. Dr. Mayo was elected to the National Academy of Sciences in 2004 for his pioneering contributions in the field of protein design. He served as an elected board member for the American Association for the Advancement of Science from 2010 to 2014 and as a presidential appointee on the National Science Foundation’s National Science Board from 2013 to 2018. Dr. Mayo holds a B.S. in Chemistry from Pennsylvania State University and a Ph.D. in Chemistry from Caltech. He completed postdoctoral work at both UC Berkeley and Stanford University School of Medicine in chemistry and biochemistry, respectively.

Deborah Messemer, 65, has served as a member of our Board since September 2018. Ms. Messemer has served as director of TPG Inc. since January 2022 and PayPal Holdings, Inc. since January 2019. Ms. Messemer is a certified public accountant and joined KPMG LLP ("KPMG"), the U.S. member firm of KPMG International, in 1982 and was admitted into the partnership in 1995. Most recently, she served as the Managing Partner of KPMG’s Bay Area and Northwest region until her retirement in September 2018. Ms. Messemer spent the majority of her career in KPMG’s audit practice as an audit engagement partner serving public and private clients in a variety of industry sectors. In addition to her operational and audit signing responsibilities, she has significant experience in SEC filings, due diligence, initial public offerings, mergers and acquisitions, and internal controls over financial reporting. Ms. Messemer received a bachelor’s degree in accounting from the University of Texas at Arlington.

Vicki Sato, Ph.D., 74, has served as a member of our Board since July 2021. She was a professor of management practice at Harvard Business School from September 2006 to July 2017 and was a professor in the Department of Molecular and Cell Biology at Harvard University from July 2005 until October 2015. Previously, she served as President of Vertex Pharmaceuticals, Inc. ("Vertex"), a publicly-traded biotechnology company, which she joined in 1992. Prior to becoming President of Vertex, she was the Chief Scientific Officer and Senior Vice President of Research and Development. Prior to joining Vertex, Dr. Sato served as Vice President of Research at Biogen Inc. Dr. Sato is a member of the board of directors of the following publicly-traded companies: Denali Therapeutics, Inc. and Vir Biotechnology, Inc. She previously served on the board of directors of Akouos, Inc., Bristol Myers Squibb Company and BorgWarner, Inc., both publicly-traded companies. Dr. Sato received her A.B. in Biology from Radcliffe College and her A.M. and Ph.D. in Biology from Harvard University. She conducted her postdoctoral work at both the University of California, Berkeley and Stanford Medical Center.

Todd Sisitsky, 51, has served as a member of our Board since April 2018. Mr. Sisitsky is a board member and President of TPG, Inc. and Co-Managing Partner of TPG Capital, TPG’s scale private equity business in the U.S. and Europe, and co-leads the firm’s investment activities in the healthcare services, pharmaceuticals and medical device sectors. He also serves on the executive committee of TPG Holdings. He has played leadership roles in connection with TPG’s investment in us, Adare Pharmaceuticals, Aptalis, Biomet, Exactech, Fenwal, Healthscope, IASIS Healthcare, Immucor, IQVIA Holdings, Inc. (and predecessor companies IMS Health and Quintiles), Par Pharmaceutical, and Surgical Care Affiliates. Mr. Sisitsky currently serves as director of the following additional public companies: Convey Health Solutions, Inc., and IQVIA Holdings, Inc. Prior to joining TPG in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners. He received an MBA from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar, and earned his undergraduate degree from Dartmouth College, where he graduated summa cum laude. Mr. Sisitsky currently serves as the chair of the Dartmouth Medical School board of advisors, and as a board member of Grassroot Soccer.

Owen Witte, M.D., 73, has served as a member of our Board since April 2018. Dr. Witte previously served as a member of the board of directors of Kite from March 2017 until October 2017. Dr. Witte joined the UCLA faculty in 1980, where he is presently a University Professor of microbiology, immunology and molecular genetics, the UCLA David Saxon Presidential Chair in Developmental Immunology and previously served as the director of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research. Dr. Witte was appointed a University Professor by the University of California Board of Regents, an honor reserved for scholars of the highest international distinction. Dr. Witte is a member of the National Academy of Sciences, the American Academy of Arts and Sciences, and the National Academy of Medicine. Dr. Witte currently serves on several editorial and advisory boards. He previously served on the board of directors for the American Association for Cancer Research. He was appointed by President Obama to the President’s Cancer Panel. Dr. Witte holds a bachelor’s degree from Cornell University and an M.D. from Stanford University. He completed postdoctoral research at the Massachusetts Institute of Technology.

In addition to Dr. Chang, our executive officers include the following:

Veer Bhavnagri, 40, has served as our General Counsel since May 2018, which our Board of Directors elevated to an executive position in April 2020. Mr. Bhavnagri also serves as the Company’s Compliance Officer. Prior to joining us, Mr. Bhavnagri served as the Vice President, Corporate Counsel, of Kite from November 2014 until January 2018. Prior to joining Kite, Mr. Bhavnagri was a senior associate at Cooley LLP. Previously, Mr. Bhavnagri was an associate in the New York and Sydney offices of Sullivan & Cromwell LLP. Mr. Bhavnagri received a J.D., magna cum laude, from the University of Michigan Law School. He received an A.B. in mathematical economics and political science, with honors, from Brown University. Mr. Bhavnagri is admitted to practice law in New York and California.

Alison Moore, Ph.D., 56, has served as our Chief Technical Officer since June 2018. Prior to joining us, she most recently served as Senior Vice President, Process Development at Amgen from January 2013 until June 2018. Dr. Moore has previously held senior roles at Amgen in Operations Technology from January 2013 until August 2014, Process and Product engineering from January 2011 until January 2013, and Corporate Manufacturing from August 2008 until December 2010. Prior to these positions, she was Vice President, Site Operations at Amgen’s Fremont, California, manufacturing facility, from March 2006 until August of 2008. Before joining Amgen, from 2005 to 2006, Dr. Moore was a Director in Chemistry, Manufacturing and Controls, and Regulatory Affairs at Genentech, Inc. ("Genentech"). Prior to Genentech, she was a

Postdoctoral Research Fellow at the Medical University of Lübeck, Germany. Dr. Moore has also served on the board of directors for Codexis, Inc. since June 2020. Dr. Moore holds both a bachelor’s degree in Pharmacology with Honors and a Ph.D. in Cell Biology from Manchester University, England.

Zachary Roberts, M.D., Ph.D., 45, has served as our Executive Vice President, Research and Development, since January 2023. Previously, Dr. Roberts served as Chief Medical Officer for Instil Bio, Inc. from March 2020 to November 2022. Prior to joining Instil, he served in various roles for Kite Pharma, Inc./Gilead Sciences, during his 5 year tenure, with his last position as Vice President, Clinical Development from February 2018 to May 2019. Prior to joining Kite, Dr. Roberts served in various roles in Amgen, with his last position as Clinical Research Medical Director for Amgen Oncology from January 2015 to July 2015. Dr. Roberts completed his training in internal medicine and hematology/oncology at the Massachusetts General Hospital and Dana Farber Cancer Institute. He earned his B.S. in microbiology and immunology from the University of Maryland, College Park and both his Ph.D. in immunology and his M.D from the University of Maryland, Baltimore.

Eric Schmidt, Ph.D., 54, has served as our Chief Financial Officer since June 2018. Prior to joining us, Dr. Schmidt was a Managing Director and Senior Research Analyst at Cowen and Company, LLC. He joined Cowen as a Research Analyst in 1998 where he covered biotechnology stocks until June 2018. He was previously a Vice President and Research Analyst for UBS Securities. He has also served on the board of directors for Relmada Therapeutics, Inc. since December 2019 and for Revolution Medicines, Inc. since June 2020. Dr. Schmidt obtained a Bachelor of Arts in Chemistry from the University of Pennsylvania and a Ph.D. in Biology from the Massachusetts Institute of Technology, where he serves on the Visiting Committee for the Department of Biology.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.allogene.com under the Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Stockholders may request a free copy of the Code of Business Conduct and Ethics from our Compliance Officer, c/o Allogene Therapeutics, Inc., 210 E. Grand Avenue, South San Francisco, CA 94080.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in the sections headed “Transactions With Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated in this Annual Report by reference.
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

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38693), filed with the SEC on June 17, 2022).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38693), filed with the SEC on October 15, 2018).
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
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

10.13+	Employment Letter of Agreement, dated December 28, 2022, by and between the Registrant and Zachary Roberts, M.D., Ph.D.
10.14*
License Agreement, dated March 8, 2019, between the Registrant and Cellectis S.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on May 7, 2019).

10.15†
Exclusive License and Collaboration Agreement, dated October 30, 2015, by and between the Registrant (assignee of Pfizer Inc.) and Les Laboratoires Servier and Institut de Recherches Internationales Servier (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 17, 2018).

10.16†
Asset Contribution Agreement, dated April 2, 2018, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018).

10.17*
Collaboration and License Agreement, dated November 1, 2019, by and between the Registrant and Notch Therapeutics Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, as amended (File No. 001-38693), filed with the SEC on February 27, 2020).

10.18
Lease, dated August 1, 2018, by and between the Registrant and Britannia Pointe Grand Limited Partnership (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), originally filed with the SEC on September 14, 2018).

10.19
First Amendment, dated December 10, 2021, to the Lease, dated August 1, 2018, by and between the Registrant and Britannia Pointe Grand Limited Partnership (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693), filed with the SEC on February 23, 2022).

10.20
Lease Agreement, dated October 25, 2018, by and between the Registrant and HCP, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693), filed with the SEC on March 8, 2019).

10.21
First Amendment, dated December 10, 2021, to the Lease Agreement, dated October 25, 2018, by and between the Registrant and Healthpeak Properties, Inc. (formerly known as HCP, Inc.) (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693), filed with the SEC on February 23, 2022).

10.22
Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693), filed with the SEC on March 8, 2019).

10.23
First Amendment, dated September 4, 2019, to the Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on November 5, 2019).

10.24
Second Amendment, dated July 15, 2020, to the Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693) for the quarter ended June 30, 2020, filed with the SEC on August 5, 2020).

10.25
Sales Agreement, dated as of November 5, 2019, by and between the registrant and Cowen and Company, LLC, as amended (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-268117) filed with the SEC on November 2, 2022).

10.26*‡
Exclusive License Agreement, dated December 14, 2020, by and between the Registrant and Allogene Overland Biopharm (CY) Limited (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693) for the year ended December 31, 2020, filed with the SEC on February 25, 2021).

10.27*‡
Share Purchase Agreement, dated December 14, 2020, by and among the Registrant, Overland Pharmaceuticals (CY) Inc. and Allogene Overland Biopharm (CY) Limited (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693) for the year ended December 31, 2020, filed with the SEC on February 25, 2021).

10.28*
First Amendment to the Share Purchase Agreement, dated May 11, 2022, by and among the Registrant, Overland Pharmaceuticals (CY) Inc. and Allogene Overland Biopharm (CY) Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693) for the quarter ended June 30, 2022, filed with the SEC on August 9, 2022).

10.29*
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
‡          Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California, on February 28, 2023.

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

Signature	Title	Date

/s/ David Chang, M.D., Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	February 28, 2023
David Chang, M.D., Ph.D.	(Principal Executive Officer)

/s/ Eric Schmidt, Ph.D.	Chief Financial Officer	February 28, 2023
Eric Schmidt, Ph.D.	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun, M.D., FACS	Executive Chair of the Board of Directors	February 28, 2023
Arie Belldegrun, M.D., FACS

/s/ Elizabeth Barrett	Member of the Board of Directors	February 28, 2023
Elizabeth Barrett

/s/ David Bonderman	Member of the Board of Directors	February 28, 2023
David Bonderman

/s/ John DeYoung	Member of the Board of Directors	February 28, 2023
John DeYoung

/s/ Franz Humer, Ph.D.	Member of the Board of Directors	February 28, 2023
Franz Humer, Ph.D.

/s/ Joshua Kazam	Member of the Board of Directors	February 28, 2023
Joshua Kazam

/s/ Stephen Mayo, Ph.D.	Member of the Board of Directors	February 28, 2023
Stephen Mayo, Ph.D.

/s/ Deborah Messemer	Member of the Board of Directors	February 28, 2023
Deborah Messemer

/s/ Vicki Sato, Ph.D.	Member of the Board of Directors	February 28, 2023
Vicki Sato, Ph.D.

/s/ Todd Sisitsky	Member of the Board of Directors	February 28, 2023
Todd Sisitsky

/s/ Owen Witte, M.D.	Member of the Board of Directors	February 28, 2023
Owen Witte, M.D.