Form 10-Q
period 2023-03-31
Allogene Therapeutics, Inc.
filed 2023-05-03
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 1, 2023, the registrant had 145,841,620 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$109,931	$61,904
Short-term investments	361,293	455,416
Prepaid expenses and other current assets	10,241	11,504
Total current assets	481,465	528,824
Long-term investments	42,788	59,151
Operating lease right-of-use asset	81,964	83,592
Property and equipment, net	109,849	112,839
Restricted cash	10,292	10,292
Other long-term assets	9,389	9,564
Equity method investment	11,124	12,817
Total assets	$746,871	$817,079
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,688	$13,890
Accrued and other current liabilities	44,624	39,743
Deferred revenue	273	885
Total current liabilities	59,585	54,518
Lease liability, non-current	93,514	95,122
Other long-term liabilities	1,510	1,569
Total liabilities	154,609	151,209
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares were issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 145,740,333 and 144,438,304 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	146	144
Additional paid-in capital	1,932,734	1,911,632
Accumulated deficit	(1,334,684)	(1,235,980)
Accumulated other comprehensive loss	(5,934)	(9,926)
Total stockholders’ equity	592,262	665,870
Total liabilities and stockholders’ equity	$746,871	$817,079
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue - related party	$52	$61
Operating expenses:
Research and development	80,238	60,156
General and administrative	18,884	19,897
Total operating expenses	99,122	80,053
Loss from operations	(99,070)	(79,992)
Other income (expense), net:
Interest and other income, net	2,059	492
Other expenses	(1,693)	(350)
Total other income, net	366	142
Net loss	(98,704)	(79,850)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale investments	3,992	(6,682)
Net comprehensive loss	$(94,712)	$(86,532)
Net loss per share, basic and diluted	$(0.68)	$(0.56)
Weighted-average number of shares used in computing net loss per share, basic and diluted	144,563,829	141,356,306
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2022	144,438,304	$144	$1,911,632	$(1,235,980)	$(9,926)	$665,870
Issuance of common stock upon exercise of stock options and vesting of RSUs	942,276	1	(1)	—	—	—
Vesting of early exercised common stock	—	—	603	—	—	603
Stock-based compensation	—	—	18,770	—	—	18,770
Employee stock purchase plan	359,753	1	1,730	—	—	1,731
Net loss	—	—	—	(98,704)	—	(98,704)
Net unrealized gain on available-for-sale investments	—	—	—	—	3,992	3,992
Balance - March 31, 2023	145,740,333	$146	$1,932,734	$(1,334,684)	$(5,934)	$592,262

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2021	142,623,065	$142	$1,822,179	$(903,348)	$(2,567)	$916,406
Issuance of common stock upon exercise of stock options and vesting of RSUs	715,961	1	282	—	—	283
Vesting of early exercised common stock	—	—	1,228	—	—	1,228
Stock-based compensation	—	—	22,315	—	—	22,315
Employee stock purchase plan	230,876	—	1,530	—	—	1,530
Net loss	—	—	—	(79,850)	—	(79,850)
Net unrealized loss on available-for-sale investments	—	—	—	—	(6,682)	(6,682)
Balance - March 31, 2022	143,569,902	$143	$1,847,534	$(983,198)	$(9,249)	$855,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(98,704)	$(79,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,770	22,315
Depreciation and amortization	3,507	3,692
Net amortization/accretion on investment securities	508	1,332
Non-cash rent expense	207	466
Share of loss from equity method investment	1,693	3,800
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,263	(6,673)
Other long-term assets	45	(3,114)
Accounts payable	1,057	(505)
Accrued and other current liabilities	5,686	(9,048)
Deferred revenue	(612)	(17)
Other long-term liabilities	(59)	(635)
Net cash used in operating activities	(66,639)	(68,237)
Cash flows from investing activities:
Purchases of property and equipment	(1,035)	(1,902)
Proceeds from sales of investments	5,623	—
Proceeds from maturities of investments	143,441	68,680
Purchase of investments	(35,094)	(89,155)
Net cash provided by (used in) investing activities	112,935	(22,377)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	—	283
Proceeds from issuance of common stock under the employee stock purchase plan	1,731	1,531
Net cash provided by financing activities	1,731	1,814
Net change in cash and cash equivalents and restricted cash	48,027	(88,800)
Cash and cash equivalents and restricted cash — beginning of period	72,196	183,606
Cash and cash equivalents and restricted cash — end of period	$120,223	$94,806
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(2,965)	$(1,980)
Cash received for amounts related to tenant improvement allowances	$—	$325
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

The Company had cash and cash equivalents and investments of $514.0 million as of March 31, 2023. Since inception through March 31, 2023, the Company has incurred cumulative net losses of $1,334.7 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
The Company intends to raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company expects that its cash and cash equivalents and investments will be sufficient to fund its operations for at least the next 12 months from the date the accompanying unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (SEC).
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
The condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity as of March 31, 2023 and 2022, the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2023.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.
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
There were no Level 3 assets or liabilities as of March 31, 2023 and as of December 31, 2022.

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2023 and as of December 31, 2022 are presented in the following tables:

	March 31, 2023
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$103,302	$—	$—	$103,302
Commercial paper	—	9,947	—	9,947
Corporate bonds	—	110,467	—	110,467
U.S. treasury securities	246,873	—	—	246,873
U.S. agency securities	—	36,794	—	36,794
Total financial assets	$350,175	$157,208	$—	$507,383

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$10,679	$—	$—	$10,679
Commercial paper	—	4,954	—	4,954
Corporate bonds	—	153,256	—	153,256
U.S. treasury securities	318,022	—	—	318,022
U.S. agency securities	—	39,416	—	39,416
Total financial assets	$328,701	$197,626	$—	$526,327
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets

4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of March 31, 2023 and as of December 31, 2022 are presented in the following tables:

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$103,302	$—	$—	$103,302
Commercial paper	9,950	—	(3)	9,947
Corporate bonds	111,969	26	(1,528)	110,467
U.S. treasury securities	249,654	49	(2,830)	246,873
U.S. agency securities	38,000	—	(1,206)	36,794
Total cash equivalents and investments	$512,875	$75	$(5,567)	$507,383

Classified as:
Cash equivalents				$103,302
Short-term investments				361,293
Long-term investments				42,788
Total cash equivalents and investments				$507,383

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$10,679	$—	$—	$10,679
Commercial paper	4,956	—	(2)	4,954
Corporate bonds	156,019	25	(2,788)	153,256
U.S. treasury securities	323,077	5	(5,060)	318,022
U.S. agency securities	41,078	—	(1,662)	39,416
Total cash equivalents and investments	$535,809	$30	$(9,512)	$526,327

Classified as:
Cash equivalents				$11,760
Short-term investments				455,416
Long-term investments				59,151
Total cash equivalents and investments				$526,327
As of March 31, 2023, the remaining contractual maturities of available-for-sale securities were less than 2 years. Realized losses on available-for-sale securities for the three months ended March 31, 2023 and 2022 were $1.0 million and zero, respectively. As of March 31, 2023, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of March 31, 2023 and December 31, 2022, securities with a fair value of $279.6 million and $329.4 million, respectively, were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
As of March 31, 2023 and December 31, 2022, the Company recognized $1.0 million and $1.8 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the consolidated balance sheets.
5.         Balance Sheet Components
Property and Equipment, Net

Property and Equipment consist of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Leasehold improvements	108,550	108,550
Laboratory equipment	32,901	32,601
Computer equipment and purchased software	4,651	4,533
Furniture and fixtures	4,066	4,012
Construction in progress	73	28
Total	150,241	149,724
Less: accumulated depreciation	(40,392)	(36,885)
Total property and equipment, net	$109,849	$112,839
6.         License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets, including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product because the Company does not presently hold commercial rights in such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three months ended March 31, 2023 or 2022.
Pfizer is also eligible to receive, on a product-by-product and country-by-country basis, royalties in single-digit percentages on annual net sales for products covered by the Pfizer Agreement. The Company’s royalty obligation with respect to a given product in a given country begins upon the first sale of such product in such country and ends on the later of (i) expiration of the last claim of any applicable patent or (ii) 12 years from the first sale of such product in such country.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses in the condensed consolidated statements of operations. For the three months ended March 31, 2023 and 2022, zero clinical development milestones were achieved.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42.0 million and €70.5 million ($76.7 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States.
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
For the three months ended March 31, 2023 and 2022, the Company recorded $0.2 million and $5.1 million, respectively, of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. As of March 31, 2023 and December 31, 2022, amounts due from Servier of $1.2 million and $1.5 million, respectively, were recorded in other current assets in the accompanying condensed consolidated balance sheets.
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
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, an Allogene representative serves on the Notch Board of Directors. In February 2021, the Company made an additional $15.9 million investment in Notch's Series A preferred stock. In October 2021, the Company made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, the Company's share in Notch was 23.0% on a voting interest basis. The Company did not have a controlling interest in Notch as of March 31, 2023, and continued to account for its investment in Notch as an equity method investment.
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
For the three months ended March 31, 2023 and 2022, the Company recorded $1.0 million and $0.8 million, respectively, in collaboration costs as research and development expenses.
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
For the three months ended March 31, 2023 and 2022, the Company recorded $0.4 million and $0.3 million, respectively, in collaboration costs as research and development expenses.
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

Pursuant to the Share Purchase Agreement, the Company acquired Seed Preferred Shares in Allogene Overland representing 49% of Allogene Overland's outstanding stock as partial consideration for the License Agreement, and Overland acquired Seed Preferred Shares representing 51% of Allogene Overland's outstanding stock for $117.0 million in upfront and certain quarterly cash payments, to support operations of Allogene Overland. As of March 31, 2023, the Company and Overland are the sole equity holders in Allogene Overland. The Company received $40 million from Allogene Overland as partial consideration for the License Agreement.

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
The Company has determined that Allogene Overland is a variable interest entity as of March 31, 2023 and December 31, 2022, respectively. The Company does not have the power to independently direct the activities which most significantly affect Allogene Overland's economic performance. Accordingly, the Company did not consolidate Allogene Overland because the Company determined that it was not the primary beneficiary.

For the three months ended March 31, 2023 and 2022, the Company recognized less than $0.1 million of collaboration revenue. For the three months ended March 31, 2023 and 2022, the Company recorded zero and $0.3 million, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses.
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
For the three months ended March 31, 2023, the Company recorded $0.5 million in research and development expenses related to collaboration costs. For the three months ended March 31, 2022, the Company recorded $3.5 million in research and development expenses related to the upfront payment and collaboration costs. As of March 31, 2023 and December 31, 2022, research and development expenses recorded in accrued and other liabilities was $0.5 million. As of March 31, 2023 and December 31, 2022, the Company's total equity investment in Antion was $3.0 million and is recognized in other long-term assets in the condensed consolidated balance sheets.
7.         Commitments and Contingencies
Leases
In August 2018, the Company entered into an operating lease agreement (HQ Lease) for office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term was 127 months beginning August 2018 through February 2029 with an option to extend the term for seven years which was not reasonably assured of exercise. The Company has made certain tenant improvements, including the addition of laboratory space, and has received $5.0 million of tenant improvement allowances through December 31, 2020. The rent payments began on March 1, 2019 after an abatement period. In December 2021, the Company amended its lease agreement to lease an additional 47,566 square feet of office and laboratory space in South San Francisco, California, as part of the same building as the Company’s current headquarters. The lease term commenced in April 2022 and is for a period of 120 months. The rent payments for the expansion premises began in August 2022 after an abatement period. The lease term for the existing premises was also extended and the lease for both the existing and expansion premises will expire on March 31, 2032 with an option to extend the term for eight years which is not reasonably assured of exercise.
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
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of March 31, 2023 and December 31, 2022.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating lease liabilities
Current portion included in accrued and other current liabilities	$6,189	$6,002
Long-term portion of lease liabilities	93,514	95,122
Total operating lease liabilities	$99,703	$101,124
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$3,181	$2,122
Variable lease cost	691	455
Total lease costs	$3,872	$2,577
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2023 was $3.0 million and was included in net cash used in operating activities in the Company's condensed consolidated statements of cash flows.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of March 31, 2023 were as follows:

Year ending December 31:	(In thousands)
2023 (remaining 9 months)	$9,084
2024	12,447
2025	12,627
2026	12,819
2027	13,257
2028 and thereafter	77,235
Total undiscounted lease payments	137,469
Less: Present value adjustment	(37,766)
Total	$99,703
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.88%. As of March 31, 2023, the weighted average remaining lease term for our operating leases is 9.74 years.

Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of March 31, 2023.
The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of March 31, 2023, the Company had non-cancellable purchase commitments of $0.3 million.
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
The Company’s total equity investment in Notch as of March 31, 2023 and December 31, 2022 was $11.1 million and $12.8 million, respectively, and the Company accounted for the investment using the equity method of accounting. During the three months ended March 31, 2023 and 2022, the Company recognized its share of Notch's net loss under the other expenses caption within the condensed consolidated statements of operations.
Allogene Overland Biopharm (CY) Limited
In conjunction with the execution of the License Agreement with Allogene Overland (see Note 6), the Company also entered into a Share Purchase Agreement and Shareholders' Agreement with the joint venture company acquiring shares of Allogene Overland’s Seed Preferred Shares representing a 49% ownership interest in exchange for entering into a License Agreement which had a carrying value of zero. The Company accounts for its investment in Allogene Overland as an equity method investment at carrying value. The Company's total equity investment in Allogene Overland was zero as of March 31, 2023 and December 31, 2022.
The Company’s equity investment in Allogene Overland as of March 31, 2023 and December 31, 2022 had a zero carryover basis. Therefore, the Company did not account for its share of losses incurred by Allogene Overland. See Note 6 for further details.

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
As of March 31, 2023, there were 5,111,513 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
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
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2022	17,569,575	$12.90	7.73	$6,658
Options granted	6,698,130	5.24	9.95
Options exercised	—	—		$—
Options forfeited	(719,219)	17.32
Balance, March 31, 2023	23,548,486	$10.59	8.13	$4,001
Exercisable, March 31, 2023	13,913,480	$12.01	7.80	$4,001
Vested and expected to vest, March 31, 2023	23,548,486	$10.59	8.13	$4,001

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on March 31, 2023. For the three months ended March 31, 2023, the estimated weighted-average grant-date fair value of employee options granted was $3.54 per share. As of March 31, 2023, there was $94.1 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2 years, 314 days.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term in years	6.03 - 6.07	6.07
Expected volatility	73.85%	70.82%
Expected risk-free interest rate	3.45% - 4.10%	1.61% - 2.34%
Expected dividend	0%	0%
The fair value of the options granted under the Option Exchange program was estimated at the date of grant using a lattice option pricing model with the following assumptions: expected volatility of 73.74%, expected risk-free rate of 3.06%, expected dividends of 0% and expected exercise barrier of 2.57.
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
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2022	5,493,406	$16.86	1.54	$34,554
Granted	9,405,095	4.66	2.94
Vested	(970,288)	19.88
Forfeited	(340,743)	13.79
Unvested March 31, 2023	13,587,470	$8.28	2.52	$67,122
Vested and expected to vest, March 31, 2023	13,587,470	$8.28	2.52	$67,122

As of March 31, 2023, there was $87.4 million of unrecognized stock-based compensation related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2 years, 279 days.
For the quarter ended March 2023, the Company granted 2,665,449 performance-based restricted stock units and 1,902,307 restricted stock units with a market condition to certain executive officers and other employees pursuant to the 2018 Plan. These awards are subject to the holders' continuous service to the Company through each applicable vesting event. Through March 31, 2023, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the quarter ended March 31, 2023. The Company recognized $0.1 million in stock-based compensation expense related to the restricted units with a market condition in the quarter ended March 31, 2023.
Total stock-based compensation expense related to stock options, restricted stock units, employee stock purchase plan and vesting of the founders’ common stock was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$9,197	$11,080
General and administrative	9,573	11,235
Total stock-based compensation	$18,770	$22,315
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the Prior 2018 Plan and the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities for the current portion, and other long-term liabilities for the non-current portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. In May 2021, 293,594 options were early exercised, resulting in proceeds of $5.3 million. As of March 31, 2023 and December 31, 2022 there was $1.9 million recorded in accrued and other liabilities and zero and $0.6 million, respectively, recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the condensed consolidated financial statements but the shares which are subject to future vesting conditions are not included in the calculation of earnings per share.

10.         Related Party Transactions
Collaboration Revenue
In December 2020, the Company entered into a license agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). The license agreement was subsequently assigned to a wholly-owned subsidiary of Allogene Overland, Allogene Overland BioPharm (HK) Limited. On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited. During the three months ended March 31, 2023 and 2022, the Company recognized less than $0.1 million of collaboration revenue under this arrangement.
For the three months ended March 31, 2023 and 2022, the Company recorded zero and $0.3 million, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses.
Sublease Agreement
In December 2018, the Company entered into a sublease with Bellco Capital LLC (Bellco) for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. In November 2021, the sublease was extended to June 30, 2025. The sublease was amended, effective in July 2022, to move to a nearby location, with office space of 737 square feet. The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco Capital Advisors Inc. The total right of use asset and associated liability recorded related to this related party lease was $0.2 million at March 31, 2023 and December 31, 2022.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting, LLC (Two River), a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chair of the board of directors, and a director of the Company to provide various managerial, clinical development, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun, the Company's executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus, and out-of-pocket expenses incurred under this consulting agreement were $0.2 million for the three months ended March 31, 2023 and 2022.
11.         Income Taxes
The Company has a history of losses and expects to record a loss in 2023. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	March 31,
	2023	2022
Stock options to purchase common stock	23,548,486	17,055,544
Restricted stock units subject to vesting	13,587,470	5,512,146
Expected shares to be purchased under Employee Stock Purchase Plan	1,234,606	616,036
Founders' shares of common stock subject to future vesting	—	—
Early exercised stock options subject to future vesting	105,743	378,143
Total	38,476,305	23,561,869
13.         Subsequent Events
None.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report), which was filed with the Securities and Exchange Commission (SEC) on February 28, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Allogene,” “we,” “us” and “our” refer to Allogene Therapeutics, Inc., and references to “Servier” collectively refer to Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS.
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
We recently initiated the EXPAND trial, which is expected to enroll approximately 70 patients with R/R LBCL and is intended to demonstrate the overall contribution of ALLO-647 to the benefit to risk ratio of the lymphodepletion regimen for ALLO-501A. Patients will be randomized to receive the same single 120 million CAR+ cell dose of ALLO-501A as in the ALPHA2 trial and either lymphodepletion with fludarabine and cyclophosphamide (control arm) or the lymphodepletion regimen of the ALPHA2 trial (active arm). The primary endpoint of this trial is progression free survival, and the key secondary endpoints are ORR, DoR, and the safety of ALLO-647. Assuming favorable outcomes and subject to FDA discussions, we plan to seek FDA approval of ALLO-501A and ALLO-647 on the basis of the ALPHA2 trial and the EXPAND companion trial.
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
Since inception, we have had significant operating losses. Our net losses were $98.7 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $1,334.7 million. As of March 31, 2023, we had $514.0 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
Recent Developments
In April 2023, we announced interim data from the TRAVERSE trial. As of the March 23, 2023 data cutoff, 19 patients were enrolled in the Phase 1 trial, 10 of whom had RCC confirmed to express CD70. The median time from enrollment to the start of therapy was five days. In the ongoing dose escalation phase of the TRAVERSE trial, patients will receive lymphodepletion followed by ALLO-316 at one of four cell dose levels (DL1= 40M cells, DL2= 80M cells, DL3=120M cells, DL4= 240M cells). The data reported to date is primarily from the DL1 and DL2 cohorts.
Anti-tumor activity was primarily observed in patients with tumors confirmed to express CD70. Among 18 patients evaluable for efficacy, the disease control rate (DCR) was 89%. In the 10 patients whose tumors were known to express CD70, the disease control rate was 100%, which included three patients who achieved partial remission (two confirmed, one unconfirmed). The longest response lasted until month eight. There was a trend toward greater tumor shrinkage in patients with higher levels of CD70 expression.

	All Patients (n=18)	CD70+ Patients (n=10)
Overall Response Rate (ORR), n (%)	3 (17)	3 (30)
Disease Control Rate (DCR), n (%)	16 (89)	10 (100)

There were 19 patients evaluable for safety. To date, ALLO-316 has demonstrated an adverse event profile generally consistent with autologous CAR T therapies. One dose-limiting toxicity of Grade 3 autoimmune hepatitis occurred in the second dose level. Cytokine release syndrome (CRS) was all low-grade with the exception of one Grade 3. Neurotoxicity, which is now defined more broadly, was generally low grade and reversible with most events being fatigue or headache. There were no cases of immune effector cell-associated neurotoxicity syndrome (ICANS). Infections occurred in eight patients of which four were Grade 3+ including one Grade 5 respiratory failure due to Covid-19 infection deemed unrelated to study treatment. Grade 3+ prolonged cytopenia was observed in three patients (16%). There were no cases of graft-versus-host disease (GvHD).

	All Patients (n=19)
	All Grades N (%)	Gr 3+ N (%)
CRS	11 (58)	1 (5)
Infusion-Related Reaction	1 (5)	0
Neurotoxicity	13 (68)	2 (11)
ICANS	0	0
GvHD	0	0
Infection	8 (42)	4 (21)
Prolonged Gr3+ Cytopenia	0	3 (16)
The Dagger technology, which is a feature of ALLO-316, is designed to resist rejection of AlloCAR T cells by the host immune cells, thereby supporting expansion and enabling a prolonged window of persistence during which AlloCAR T cells can target and destroy cancer cells. Initial translational data from the TRAVERSE trial demonstrates the suppression of host T cells and marked peak expansion of ALLO-316 despite the relatively low cell doses tested. In addition to ALLO-316, we plan to deploy Dagger technology to potentially enhance the persistence and activity of next generation AlloCAR T products.

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
License Agreement with Allogene Overland Biopharm (CY) Limited
On December 14, 2020, we entered into a License Agreement with Allogene Overland Biopharm (CY) Limited (Allogene Overland), a joint venture established by us and Overland Pharmaceuticals (CY) Inc. (Overland), pursuant to a Share Purchase Agreement, dated December 14, 2020, for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory). Allogene Overland subsequently assigned the License Agreement to a wholly owned subsidiary, Allogene Overland BioPharm (HK) Limited (Allogene Overland HK). On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the License Agreement and Share Purchase Agreement with Allogene Overland.
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
As of March 31, 2023, our revenue has been exclusively generated from our collaboration and license agreement with Allogene Overland Biopharm (PRC) Co., Limited. See Note 6 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the Allogene Overland Biopharm (PRC) Co., Limited agreement.
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
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three months ended March 31, 2023 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year to date relate to costs incurred for the development of our most advanced product candidates and include:
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
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following sets forth our results of operations for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Collaboration revenue - related party	$52	$61	$(9)	(15)%
Operating expenses:
Research and development	80,238	60,156	20,082	33%
General and administrative	18,884	19,897	(1,013)	(5)%
Total operating expenses	99,122	80,053	19,069	24%
Loss from operations	(99,070)	(79,992)	(19,078)	24%
Other income (expense), net:
Interest and other income, net	2,059	492	1,567	318%
Other expenses	(1,693)	(350)	(1,343)	384%
Total other income (expense), net	366	142	224	158%
Net Loss	$(98,704)	$(79,850)	$(18,854)	24%

Collaboration revenue - related party
Collaboration revenue was less than $0.1 million for the three months ended March 31, 2023 and 2022. Revenue recognized in the three months ended March 31, 2023 and 2022 was due to the delivery of the know-how performance obligations related to the License Agreement entered into with Allogene Overland on December 14, 2020.

Research and Development Expenses
Research and development expenses were $80.2 million and $60.2 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $20.1 million was driven primarily by an increase in external costs relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs of $16.9 million and an increase in facilities costs and depreciation expense of $1.6 million.
General and Administrative Expenses
General and administrative expenses were $18.9 million and $19.9 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $1.0 million was primarily due to an decrease in personnel related costs of $0.7 million and a decrease in expenses related to corporate communications of $0.3 million.
Interest and Other Income, Net
Interest and other income, net was $2.1 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $1.6 million was due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.

Liquidity and Capital Resources
To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2023, we had $514.0 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, and upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Allogene Overland. In connection with our IPO in 2018, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended on November 2, 2022, under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings for an aggregate offering price of up to $250.0 million. During the year ended December 31, 2020, we sold an aggregate of 848,663 shares of common stock in ATM offerings resulting in net proceeds of $26.2 million. As of March 31, 2023, $167.3 million remains available for sale under the sales agreement with Cowen.
In June 2020, we sold 13,457,447 shares of our common stock, which included 1,755,319 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $47.00 per share, which resulted in net proceeds of approximately $595.7 million after deducting the underwriting discounts and commissions and other expenses.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(66,639)	$(68,237)
Investing activities	112,935	(22,377)
Financing activities	1,731	1,814
Net increase (decrease) in cash and cash equivalents and restricted cash	$48,027	$(88,800)

Operating Activities
During the three months ended March 31, 2023, cash used in operating activities of $66.6 million was attributable to a net loss of $98.7 million, partially offset by non-cash charges of $24.7 million and a decrease of $7.4 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation expense of $18.8 million, depreciation of $3.5 million, our share of equity investments' net losses for the period of $1.7 million, net amortization and accretion on investment securities of $0.5 million, and non-cash rent expense of $0.2 million. The change in operating assets and liabilities was primarily due to a $5.7 million increase in accrued and other current liabilities, a $1.3 million decrease in prepaid expenses and other current assets, and a $1.1 million increase in accounts payable, offset by a $0.6 million decrease in deferred revenue.
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
Investing Activities
During the three months ended March 31, 2023, net cash provided by investing activities of $112.9 million was related to cash provided by investment maturities of $143.4 million and cash provided by proceeds from sales of investments of $5.6 million, offset by cash used in the purchase of investments of $35.1 million and cash used in the purchase of property and equipment of $1.0 million.
During the three months ended March 31, 2022, net cash used in investing activities of $22.4 million was related to cash used in purchases of investments of $89.2 million and cash used in the purchase of property and equipment of $1.9 million, offset by cash provided by investment maturities of $68.7 million.
Financing Activities
During the three months ended March 31, 2023, cash provided by financing activities of $1.7 million was related to cash provided by the sale of common stock through our employee stock purchase plan.
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

Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of March 31, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our condensed consolidated financial statements included elsewhere in this report.
Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in South San Francisco, California, as well as lease payments on our cell manufacturing facility in Newark, California. For additional information regarding our lease obligations, see Note 7 to our condensed consolidated financial statements included elsewhere in this report.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of March 31, 2023, the Company had non-cancellable purchase commitments of $0.3 million.
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
We also have a Change in Control and Severance Plan that requires the funding of specific payments, if certain events occur, such as a change of control and the termination of employment without cause.
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
Interest Rate Risk
Our cash and cash equivalents and investments of $514.0 million as of March 31, 2023 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on March 31, 2023 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of March 31, 2023, we had $1.2 million of other receivables denominated in foreign currency.

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

Other than as discussed above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described below when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report), which was filed with the SEC on February 28, 2023.
Risks Related to Our Business and Industry
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2022, we reported a net loss of $332.6 million. For the three months ended March 31, 2023, we reported a net loss of $98.7 million. As of March 31, 2023, we had an accumulated deficit of $1.3 billion.
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
We are also advancing product candidates against unexplored targets and with new technology. For example, we are advancing ALLO-316 against a target, CD70, that has not been validated by any autologous CAR T therapies. ALLO-316 may have limited efficacy, even accounting for the selection of patients with CD70 positive tumors, or have off-target toxicities. Since CD70 is found on activated T and other immune cells, ALLO-316 may also cause fratricide resulting in the loss of ALLO-316 cells or may deplete host T or other immune cells increasing the risk of prolonged blood cell count suppression cytopenia) and/or infections.
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
In our and Servier's clinical trials of allogeneic CAR T product candidates, the most common severe or life threatening adverse events resulted from cytokine release syndrome, serious infections, febrile neutropenia, prolonged cytopenia including prolonged pancytopenia, haemophagocytic lymphohistiocytosis, hypokalemia, multiple organ dysfunction syndrome, neutropenic sepsis and aplastic anemia. As reported, patients have died from adverse events and future patients may also experience toxicity resulting in death. For additional safety data, please see the section entitled "Business—Product Pipeline and Development Strategy" included in our Annual Report.
As we treat and re-treat more patients with our product candidates in our clinical trials, new less common side effects may also emerge. For instance, we observed a chromosomal abnormality that led to a previous clinical hold on our clinical trials. While our investigation concluded that the chromosomal abnormality had no clinical significance and was unrelated to our manufacturing process, our manufacturing process includes gene engineering by using lentivirus and TALEN nucleases that may in the future cause insertion, deletion, or chromosomal translocation that may result in allogeneic CAR T cells to proliferate uncontrollably and adverse events. In addition, we have observed liver enzyme elevations, including one adverse event – autoimmune hepatitis – that qualified as a dose-limiting toxicity in our TRAVERSE trial.
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
•delays or failures in the transfer of manufacturing processes to any contract manufacturing organization (CMO) or our own manufacturing facility or any other development or commercialization partner for the manufacture of product candidates;
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
Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, monoclonal antibodies, hematopoietic cell transplantation as well as autologous CAR T cell therapies, rather than enroll patients in our clinical trial, including if our product candidates have or are perceived to have additional safety or efficacy risks or if using our product candidates may affect insurance coverage of conventional therapies. For instance, the development of autologous CAR T cell therapies continues to rapidly advance, including into earlier lines of treatment of LBCL and treatment of R/R multiple myeloma, as described under the section entitled "Business—Competition" included in our Annual Report. We also may experience risks associated with a new class of therapies, bispecific antibodies, which have been approved for multiple myeloma and LBCL. The compelling results and related approvals impact our ability to enroll patients with R/R multiple myeloma or R/R LBCL in our clinical trials. Moreover, patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy.
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
•interruption of, or delays in receiving, supplies of our raw materials or product candidates from our suppliers and CMOs due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, or due to prioritization of production for specific therapies or vaccines to address a public health crisis;
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
To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647, which we use in our clinical trials. ALLO-647 may cause serious adverse events that alemtuzumab may cause, including fatal adverse events, immune thrombocytopenia, glomerular nephropathies, thyroid disorders, autoimmune cytopenias, autoimmune hepatitis, hemophagocytic lymphohistiocytosis, acquired hemophilia and infections, stroke, and progressive multifocal leukoencephalopathy. In addition, we are exploring various dosing strategies for lymphodepletion in our clinical trials, such as higher and lower dosing of ALLO-647 in combination with fludarabine and cyclophosphamide, which may increase the risk of serious adverse events. See the section entitled "Business—Product Pipeline and Development Strategy" included in our Annual Report for information on safety events.
If we are unable to successfully develop and manufacture ALLO-647 in the timeframe we anticipate, or at all, such as if regulatory authorities do not agree with our selected dose or approve of the use of ALLO-647 in combination with our allogeneic T cell product candidates, our clinical trial timelines and ability to commercialize any of our product candidates would be significantly delayed.
We may fail to successfully manufacture our product candidates, operate our own manufacturing facility, or obtain regulatory approval to utilize or commercialize from our manufacturing facility or at a CMO, which could adversely affect our clinical trials and the commercial viability of our product candidates.*
We may not be able to achieve clinical or commercial manufacturing of our products on our own or at a CMO, including the inability to satisfy demands for any of our product candidates. While we believe the manufacturing and processing approaches are appropriate to support our clinical product development, we have limited experience in managing the allogeneic T cell engineering process, and our allogeneic processes may be more difficult or more expensive than the approaches taken by our competitors. Until we complete our clinical trials, we cannot be sure that the manufacturing processes employed by us or the technologies that we incorporate for manufacturing will result in consistent T cell production that will be safe and effective.
We operate a manufacturing facility located in Newark, California that is designed to support clinical trial and potential commercial production and worldwide distribution of allogeneic CAR T cell products for blood cancers and solid tumors. We decided to initiate the Phase 2 trial of ALLO-501A with material manufactured utilizing the Alloy process at our CMO, rather than material manufactured at our manufacturing facility that did not use the Alloy process. Introducing any product manufactured at our manufacturing facility into an ongoing clinical trial would be subject to FDA review, and may result in increased costs and delays in conducting such trial, submitting a biologics license application (BLA) and/or gaining FDA approval. Similar conditions may apply if we make process changes to our product candidates, as we plan to do for our BCMA program. In addition, any process or raw material change could introduce unacceptable product variability and impact our ability to manufacture on a consistent and reproducible basis. Ultimately, any failure or delays in manufacturing and qualification of our product candidates at our CMO or at our own manufacturing facility could delay our clinical trials.
We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our product candidates, and the actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates. The commercial dose and treatment regimen may affect our ability to scale and will affect our cost per dose. For instance, because our anti-BCMA product candidates may require a higher dose than ALLO-501A, it is possible that it may be more difficult to scale production of our anti-BCMA product candidates to meet demand. As a result, we may never be able to develop a commercially viable product. Our manufacturing facility will also require FDA approval before it can be used for commercial production, which we may never obtain. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA, EMA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP, and other government regulations.
The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in validating initial production and ensuring the absence of contamination. Other problems can include difficulties with production costs and yields, quality control, including stability of the product, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The application of new regulatory guidelines or parameters, such as those related to release testing, may also adversely affect our ability to manufacture our product candidates. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such supply may have to be discarded and our manufacturing facility may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates will not occur in the future.
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
Specifically, engineered T cells face significant competition from multiple companies. Success of other therapies could impact our regulatory strategy and delay or prevent regulatory approval of our product candidates. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see the section entitled “Business—Competition” included in our Annual Report.
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Executive Chair, our President and Chief Executive Officer, our Executive Vice President, Chief Financial Officer, our Executive Vice President, Research & Development and Chief Medical Officer, and our Executive Vice President, Chief Technical Officer. Our General Counsel resigned effective March 31, 2023 and we are currently recruiting for their replacement. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
We have grown rapidly and will need to manage the size of our organization as we continue to advance our product candidates.*
As our development, manufacturing and commercialization plans and strategies develop, we have grown our employee base and allocated resources to multiple new functions. As our product candidates advance toward commercialization, we expect to hire employees in areas that include sales and marketing. Future growth imposes significant added responsibilities on members of management, including:
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
As of March 31, 2023, we had $514.0 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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
In addition, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*
In addition to the business disruptions caused by the COVID-19 pandemic or cybersecurity attacks described above, our operations, and those of our CMOs, CROs, clinical trial sites and other contractors and consultants, could be subject to other disruptions, including those caused by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, tsunamis, typhoons, fires, extreme weather conditions, medical epidemics, future resurgences of COVID-19, wars and other geopolitical conflicts (such as Russia military action against Ukraine), bank failures, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.*
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While the U.S. Department of Treasury, FDIC and Federal Reserve Board have implemented a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. In addition, on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co.
While we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of the matters relating to SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners or industry as a whole may be adversely impacted in ways that we cannot predict at this time.
Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
We maintain our cash at financial institutions, often in balances that exceed federally insured limits.*
We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. As noted above, the FDIC recently took control of SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
In addition, the FDA is requiring us to demonstrate the overall contribution of ALLO-647 to the benefit to risk ratio of the lymphodepletion regimen for ALLO-501A. We plan to assess ALLO-647 in a separate potentially registrational trial, the EXPAND trial, that we recently initiated. Some clinical trial sites have elected not to participate, and we cannot be certain when or whether we will be able to successfully enroll the EXPAND trial in a timely manner or that the outcome of this study will support FDA approval. For instance, enrolling two studies, ALPHA2 and EXPAND, that target the same indication may delay enrollment completion, and difference in data between the trials would introduce other regulatory review complications that would adversely impact both trials. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic CAR T cell product candidates.
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
General Risk Factors
Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.*
The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions have resulted and may continue to result in severely diminished liquidity and credit availability, high inflation, declines in consumer confidence, disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability, declines in economic growth, and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds would also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On April 1, 2023, we entered into a consulting agreement with Veer Bhavnagri, our former General Counsel. Pursuant to the consulting agreement, Mr. Bhavnagri provides us with transition and consulting services as reasonably requested from time to time, in exchange for compensation at an hourly rate. The term of the consulting agreement will expire on September 30, 2023.
On April 29, 2023, we entered into a consulting agreement with Alison Moore, Ph.D., our former Chief Technical Officer. Pursuant to the consulting agreement, Dr. Moore provides us with transition and consulting services as reasonably requested from time to time, in exchange for compensation at an hourly rate. The term of the consulting agreement will expire on December 31, 2023.
The foregoing summaries of the consulting agreements are not complete and are qualified in their entirety by the consulting agreements, copies of which are filed as Exhibits 10.1 and 10.2 to this report.

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

10.1	Consulting Agreement, dated April 1, 2023, by and between the Registrant and Veer Bhavnagri.

10.2	Consulting Agreement, dated April 29, 2023, by and between the Registrant and Alison Moore, Ph.D.

10.3	Employment Letter of Agreement, dated April 18, 2023, by and between the Registrant and Timothy Moore.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date: May 3, 2023	By:	/s/ David Chang
David Chang, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Eric Schmidt
Eric Schmidt, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)