Form 10-Q
period 2023-06-30
Allogene Therapeutics, Inc.
filed 2023-08-02
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2023, the registrant had 167,626,365 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$154,758	$61,904
Short-term investments	337,204	455,416
Prepaid expenses and other current assets	10,139	11,504
Total current assets	502,101	528,824
Long-term investments	52,586	59,151
Operating lease right-of-use asset	80,314	83,592
Property and equipment, net	106,386	112,839
Restricted cash	10,292	10,292
Other long-term assets	9,382	9,564
Equity method investment	9,910	12,817
Total assets	$770,971	$817,079
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,229	$13,890
Accrued and other current liabilities	44,263	39,743
Deferred revenue	229	885
Total current liabilities	54,721	54,518
Lease liability, non-current	91,821	95,122
Other long-term liabilities	1,523	1,569
Total liabilities	148,065	151,209
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares were issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 167,133,664 and 144,438,304 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	167	144
Additional paid-in capital	2,039,263	1,911,632
Accumulated deficit	(1,412,673)	(1,235,980)
Accumulated other comprehensive loss	(3,851)	(9,926)
Total stockholders’ equity	622,906	665,870
Total liabilities and stockholders’ equity	$770,971	$817,079
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue - related party	$44	$86	$96	$147
Operating expenses:
Research and development	62,038	57,171	142,276	117,327
General and administrative	18,524	19,509	37,408	39,406
Total operating expenses	80,562	76,680	179,684	156,733
Loss from operations	(80,518)	(76,594)	(179,588)	(156,586)
Other income (expense), net:
Interest and other income, net	3,778	315	5,837	807
Other (expenses) income	(1,249)	1,492	(2,942)	1,142
Total other income, net	2,529	1,807	2,895	1,949
Net loss	(77,989)	(74,787)	(176,693)	(154,637)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale investments	2,083	(2,223)	6,075	(8,905)
Net comprehensive loss	$(75,906)	$(77,010)	$(170,618)	$(163,542)
Net loss per share, basic and diluted	$(0.53)	$(0.52)	$(1.21)	$(1.09)
Weighted-average number of shares used in computing net loss per share, basic and diluted	146,795,826	143,385,045	145,685,993	142,376,280
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2022	144,438,304	$144	$1,911,632	$(1,235,980)	$(9,926)	$665,870
Issuance of common stock upon exercise of stock options and vesting of RSUs	942,276	1	(1)	—	—	—
Vesting of early exercised common stock	—	—	603	—	—	603
Stock-based compensation	—	—	18,770	—	—	18,770
Employee stock purchase plan	359,753	1	1,730	—	—	1,731
Net loss	—	—	—	(98,704)	—	(98,704)
Net unrealized gain on available-for-sale investments	—	—	—	—	3,992	3,992
Balance - March 31, 2023	145,740,333	146	1,932,734	(1,334,684)	(5,934)	592,262
Issuance of common stock from ATM offering, net of commissions and offering costs of $1.6 million	20,288,330	20	87,898	—	—	87,918
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,105,001	1	1,605	—	—	1,606
Vesting of early exercised common stock	—	—	432	—	—	432
Stock-based compensation	—	—	16,594	—	—	16,594
Net loss	—	—	—	(77,989)	—	(77,989)
Net unrealized gain on available-for-sale investments	—	—	—	—	2,083	2,083
Balance - June 30, 2023	167,133,664	$167	$2,039,263	$(1,412,673)	$(3,851)	$622,906

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

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(176,693)	$(154,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	35,364	45,206
Depreciation and amortization	7,150	7,367
Net amortization/accretion on investment securities	(566)	2,240
Non-cash rent expense	357	1,640
Share of loss from equity method investment	2,907	2,309
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,365	(8,515)
Other long-term assets	(55)	(2,803)
Accounts payable	(3,233)	917
Accrued and other current liabilities	5,610	(3,334)
Deferred revenue	(656)	413
Other long-term liabilities	(46)	(1,571)
Net cash used in operating activities	(128,496)	(110,768)
Cash flows from investing activities:
Purchases of property and equipment	(1,323)	(3,276)
Proceeds from sales of investments	5,623	—
Proceeds from maturities of investments	296,309	185,797
Purchase of investments	(170,514)	(150,864)
Net cash provided by investing activities	130,095	31,657
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	87,918	—
Proceeds from issuance of common stock upon exercise of stock options	1,606	308
Proceeds from issuance of common stock under the employee stock purchase plan	1,731	1,530
Net cash provided by financing activities	91,255	1,838
Net change in cash and cash equivalents and restricted cash	92,854	(77,273)
Cash and cash equivalents and restricted cash — beginning of period	72,196	183,606
Cash and cash equivalents and restricted cash — end of period	$165,050	$106,333
Non-cash investing activities:
Right-of-use asset obtained in exchange for lease liability	$—	$31,361
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(5,989)	$(3,983)
Cash received for amounts related to tenant improvement allowances	$—	$325
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
Public Offerings
In November 2019, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended on November 2, 2022, under which the Company may from time-to-time issue and sell shares of its common stock through Cowen in at-the-market (ATM) offerings for an aggregate offering price of up to $250.0 million. The aggregate compensation payable to Cowen as the Company's sales agent equals up to 3.0% of the gross sales price of the shares sold through Cowen pursuant to the sales agreement. During the three months ended June 2023, the Company sold an aggregate of 20,288,330 shares of common stock in ATM offerings resulting in net proceeds of $87.9 million. As of June 30, 2023, $77.9 million remains available for sale under the sales agreement with Cowen.
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company's product candidates.
The Company had cash and cash equivalents and investments of $544.5 million as of June 30, 2023. Since inception through June 30, 2023, the Company has incurred cumulative net losses of $1.4 billion. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
The condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity as of June 30, 2023 and 2022, the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2023.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2023, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.
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
There were no Level 3 assets or liabilities as of June 30, 2023 and as of December 31, 2022.

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2023 and as of December 31, 2022 are presented in the following tables:

	June 30, 2023
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$148,396	$—	$—	$148,396
Commercial paper	—	13,990	—	13,990
Corporate bonds	—	98,594	—	98,594
U.S. treasury securities	250,221	—	—	250,221
U.S. agency securities	—	26,985	—	26,985
Total financial assets	$398,617	$139,569	$—	$538,186

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$10,679	$—	$—	$10,679
Commercial paper	—	4,954	—	4,954
Corporate bonds	—	153,256	—	153,256
U.S. treasury securities	318,022	—	—	318,022
U.S. agency securities	—	39,416	—	39,416
Total financial assets	$328,701	$197,626	$—	$526,327
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets

4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of June 30, 2023 and as of December 31, 2022 are presented in the following tables:

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$148,396	$—	$—	$148,396
Commercial paper	13,992	—	(2)	13,990
Corporate bonds	99,518	—	(924)	98,594
U.S. treasury securities	251,687	14	(1,480)	250,221
U.S. agency securities	28,000	—	(1,015)	26,985
Total cash equivalents and investments	$541,593	$14	$(3,421)	$538,186

Classified as:
Cash equivalents				$148,396
Short-term investments				337,204
Long-term investments				52,586
Total cash equivalents and investments				$538,186

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$10,679	$—	$—	$10,679
Commercial paper	4,956	—	(2)	4,954
Corporate bonds	156,019	25	(2,788)	153,256
U.S. treasury securities	323,077	5	(5,060)	318,022
U.S. agency securities	41,078	—	(1,662)	39,416
Total cash equivalents and investments	$535,809	$30	$(9,512)	$526,327

Classified as:
Cash equivalents				$11,760
Short-term investments				455,416
Long-term investments				59,151
Total cash equivalents and investments				$526,327
As of June 30, 2023, the remaining contractual maturities of available-for-sale securities were less than 2 years. Realized losses on available-for-sale securities for the three and six months ended June 30, 2023 were zero and $1.0 million, respectively. There were no significant realized losses on available-for-sale securities for the three and six months ended June 30, 2022. As of June 30, 2023, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of June 30, 2023 and December 31, 2022, securities with a fair value of $191.8 million and $329.4 million, respectively, were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
As of June 30, 2023 and December 31, 2022, the Company recognized $1.1 million and $1.8 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the consolidated balance sheets.
5.         Balance Sheet Components
Property and Equipment, Net

Property and Equipment consist of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Leasehold improvements	$108,593	$108,550
Laboratory equipment	32,926	32,601
Computer equipment and purchased software	4,663	4,533
Furniture and fixtures	4,208	4,012
Construction in progress	31	28
Total	150,421	149,724
Less: accumulated depreciation	(44,035)	(36,885)
Total property and equipment, net	$106,386	$112,839

6.         License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets, including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, because the Company does not presently hold commercial rights in such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three and six months ended June 30, 2023 or 2022.
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
The Cellectis Agreement provides for development and sales milestone payments by the Company of up to $185.0 million per product that is directed against an Allogene Target, with aggregate potential development and sales milestone payments totaling up to $2.8 billion. Cellectis is also eligible to receive tiered royalties on annual worldwide net sales of any products that are commercialized by the Company that contain or incorporate, are made using or are claimed or covered by, Cellectis intellectual property licensed to the Company under the Cellectis Agreement (the Allogene Products), at rates in the high single-digit percentages. Such royalties may be reduced, on a licensed product-by-licensed product and country-by-country basis, for generic entry and for payments due under licenses of third-party patents. Pursuant to the Cellectis Agreement, and subject to certain exceptions, the Company is required to indemnify Cellectis against all third party claims related to the development, manufacturing, commercialization or use of any Allogene Product or arising out of the Company’s material breach of the representations, warranties or covenants set forth in the Cellectis Agreement, and Cellectis is required, subject to certain exceptions, to indemnify the Company against all third party claims related to the development, manufacturing, commercialization or use of CAR T products directed at Cellectis Targets or arising out of Cellectis’s material breach of the representations, warranties or covenants set forth in the Cellectis Agreement.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses in the condensed consolidated statements of operations. For the three and six months ended June 30, 2023 and 2022, zero costs were incurred related to the achievement of a clinical development milestone under this agreement.
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
For the three and six months ended June 30, 2023, the Company recorded $0.5 million and $0.4 million, respectively, of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. For the three and six months ended June 30, 2022, the Company recorded $11.6 million and $16.7 million, respectively, of net cost recoveries. As of June 30, 2023 and December 31, 2022, amounts due from Servier of zero and $1.5 million, respectively, were recorded in other current assets in the accompanying condensed consolidated balance sheets.
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

In December 2022, Servier sent the Company a notice for material breach due to the Company's purported refusal to allow an audit of certain manufacturing costs under the cost share arrangement. While the Company does not believe Servier has such an audit right, the Company submitted to a review of the Company's manufacturing costs of CD19 Products to recover outstanding manufacturing costs owed by Servier to the Company. In July 2023, Servier sent the Company a second notice for material breach alleging that the Company overcharged Servier based on Servier and its accounting firm’s review of costs eligible for cost-sharing under the Servier Agreement. The Company disagrees with the material breach allegations and the Company is disputing such allegations. Absent a resolution between the parties, disputed matters may be resolved in arbitration as specified in the Servier Agreement.
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
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, an Allogene representative serves on the Notch Board of Directors. In February 2021, the Company made an additional $15.9 million investment in Notch's Series A preferred stock. In October 2021, the Company made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, the Company's share in Notch was 23.0% on a voting interest basis. The Company did not have a controlling interest in Notch as of June 30, 2023, and continued to account for its investment in Notch as an equity method investment.
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
For the three and six months ended June 30, 2023, the Company recorded $0.8 million and $1.8 million, respectively, in collaboration costs as research and development expenses. For the three and six months ended June 30, 2022, the Company recorded $0.9 million and $1.7 million, respectively, in collaboration costs as research and development expenses.

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
For the three and six months ended June 30, 2023, the Company recorded $0.6 million and $1.0 million, respectively, in collaboration costs as research and development expenses. For the three and six months ended June 30, 2022, the Company recorded $0.6 million and $0.9 million, respectively, in collaboration costs as research and development expenses.
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
Pursuant to the Share Purchase Agreement, the Company acquired Seed Preferred Shares in Allogene Overland representing 49% of Allogene Overland's outstanding stock as partial consideration for the License Agreement, and Overland acquired Seed Preferred Shares representing 51% of Allogene Overland's outstanding stock for $117.0 million in upfront and certain quarterly cash payments, to support operations of Allogene Overland. As of June 30, 2023, the Company and Overland are the sole equity holders in Allogene Overland. The Company received $40 million from Allogene Overland as partial consideration for the License Agreement.
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
The Company has determined that Allogene Overland is a variable interest entity as of June 30, 2023 and December 31, 2022, respectively. The Company does not have the power to independently direct the activities which most significantly affect Allogene Overland's economic performance. Accordingly, the Company did not consolidate Allogene Overland because the Company determined that it was not the primary beneficiary.
For the three and six months ended June 30, 2023 and 2022, the Company recognized less than $0.1 million of collaboration revenue. Revenue recognized was due to delivery of the know-how performance obligations. For the three and six months ended June 30, 2023, the Company recorded less than $0.1 million of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses. For the three and six months ended June 30, 2022, the Company recorded zero and $0.3 million, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses.
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
In connection with the execution of the Antion Collaboration and License Agreement, the Company made an upfront payment to Antion of $3.5 million in return for a license to access Antion's technology in order to conduct research pursuant to the agreement. The upfront payment was fully recognized as research and development expense as the license had no foreseeable alternative future use. In January 2022, the Company made a $3.0 million investment in Antion's preferred stock. The Company accounts for its investment in Antion's preferred stock as an equity investment measured at cost less any impairment. In connection with this investment, a Company representative was appointed to Antion’s Board of Directors.
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
For the three and six months ended June 30, 2023, the Company recorded $1.3 million and $1.8 million, respectively, in research and development expenses related to collaboration costs. For the three and six months ended June 30, 2022, the Company recorded $0.4 million and $3.9 million, respectively, in research and development expenses related to the upfront payment and collaboration costs. For the three and six months ended June 30, 2023, $0.1 million in costs were incurred related to the achievement of a milestone under the Antion Collaboration and License Agreement. For the three and six months ended June 30, 2022, zero costs were incurred related to the achievement of milestone under the Antion Collaboration and License Agreement.
As of June 30, 2023 and December 31, 2022, research and development expenses recorded in accrued and other liabilities were $1.4 million and $0.5 million, respectively. As of June 30, 2023 and December 31, 2022, the Company's total equity investment in Antion was $3.0 million and is recognized in other long-term assets in the condensed consolidated balance sheets.
On July 11, 2023, the Company and Antion entered into an amendment to the Antion Collaboration and License Agreement. Under the terms of this amendment, Antion's exclusivity obligation relating to the collaboration was terminated; however, Antion agreed to certain restrictions on its ability to pursue products directed against specific targets. Also, in lieu of the

Company’s prior obligation to make a $3 million investment in Antion following the completion of certain milestones, the Company agreed to make a $2 million investment in Antion’s preferred shares and acquired warrants to purchase an additional $3 million of Antion’s preferred shares.
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
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of June 30, 2023 and December 31, 2022.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating lease liabilities
Current portion included in accrued and other current liabilities	$6,381	$6,002
Long-term portion of lease liabilities	91,821	95,122
Total operating lease liabilities	$98,202	$101,124
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$3,175	$3,177	$6,356	$5,299
Variable lease cost	672	397	1,363	852
Total lease costs	$3,847	$3,574	$7,719	$6,151
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2023 was $6.0 million and was included in net cash used in operating activities in the Company's condensed consolidated statements of cash flows.

The undiscounted future non-cancellable lease payments under the Company's operating leases as of June 30, 2023 were as follows:

Year ending December 31:	(In thousands)
2023 (remaining 6 months)	$6,060
2024	12,447
2025	12,627
2026	12,819
2027	13,257
2028 and thereafter	77,235
Total undiscounted lease payments	134,445
Less: Present value adjustment	(36,243)
Total	$98,202
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.88%. As of June 30, 2023, the weighted average remaining lease term for our operating leases is 9.50 years.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of June 30, 2023.
The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of June 30, 2023, the Company had non-cancellable purchase commitments of $0.4 million.
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
The Company’s total equity investment in Notch as of June 30, 2023 and December 31, 2022 was $9.9 million and $12.8 million, respectively, and the Company accounted for the investment using the equity method of accounting. During the three and six months ended June 30, 2023 and 2022, the Company recognized its share of Notch's net loss under the other expenses caption within the condensed consolidated statements of operations.

Allogene Overland Biopharm (CY) Limited
In conjunction with the execution of the License Agreement with Allogene Overland (see Note 6), the Company also entered into a Share Purchase Agreement and Shareholders' Agreement with the joint venture company acquiring shares of Allogene Overland’s Seed Preferred Shares representing a 49% ownership interest in exchange for entering into a License Agreement which had a carrying value of zero. The Company accounts for its investment in Allogene Overland as an equity method investment at carrying value. The Company's total equity investment in Allogene Overland was zero as of June 30, 2023 and December 31, 2022.
The Company’s equity investment in Allogene Overland as of June 30, 2023 and December 31, 2022 had a zero carryover basis. Therefore, the Company did not account for its share of losses incurred by Allogene Overland. See Note 6 for further details.
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
As of June 30, 2023, there were 6,377,914 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
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
Stock Option Activity

The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2022	17,569,575	$12.90	7.73	$6,658
Granted	8,103,938	5.28
Exercised	(712,931)	2.27		2,226
Forfeited	(3,016,808)	11.55
Balance, June 30, 2023	21,943,774	$10.62	7.86	$2,142
Exercisable, June 30, 2023	13,354,883	$12.35	7.14	$2,135
Vested and expected to vest, June 30, 2023	21,943,774	$10.62	7.86	$2,142
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on June 30, 2023. For the six months ended June 30, 2023, the estimated weighted-average grant-date fair value of employee options granted was $3.55 per share. As of June 30, 2023, there was $77.2 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2 years, 248 days.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term in years	5.27 - 6.08	5.27 - 6.08
Expected volatility	73.37% - 73.85%	70.82% - 72.57%
Expected risk-free interest rate	3.45% - 4.10%	1.61% - 3.49%
Expected dividend	0%	0%
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

Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2022	5,493,406	$16.86	1.54	$34,554
Granted	10,591,009	4.73	2.55
Vested	(1,349,143)	17.70
Forfeited	(1,901,277)	10.30
Unvested June 30, 2023	12,833,995	$7.74	2.34	$63,785
Vested and expected to vest, June 30, 2023	12,833,995	$7.74	2.34	$63,785
As of June 30, 2023, there was $71.9 million of unrecognized stock-based compensation related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2 years, 223 days.
For the six months ended June 2023, the Company granted 3,015,272 performance-based restricted stock units and 1,939,646 restricted stock units with a market condition to certain executive officers and other employees pursuant to the 2018 Plan. These awards are subject to the holders' continuous service to the Company through each applicable vesting event. Through June 30, 2023, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the quarter ended June 30, 2023. The Company recognized $0.9 million in stock-based compensation expense related to the restricted units with a market condition for the six months ended June 30, 2023.
Total stock-based compensation expense related to stock options, restricted stock units, employee stock purchase plan and vesting of the founders’ common stock was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$6,919	$12,972	$16,116	$24,052
General and administrative	9,675	9,919	19,248	21,154
Total stock-based compensation	$16,594	$22,891	$35,364	$45,206
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the Prior 2018 Plan and the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities for the current portion, and other long-term liabilities for the non-current portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. In May 2021, 293,594 options were early exercised, resulting in proceeds of $5.3 million. As of June 30, 2023 and December 31, 2022, there was $1.5 million and $1.9 million, respectively, recorded in accrued and other liabilities and zero and $0.6 million, respectively, recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the condensed consolidated financial statements but the shares which are subject to future vesting conditions are not included in the calculation of earnings per share.

10.         Related Party Transactions
Collaboration Revenue
In December 2020, the Company entered into a license agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). The license agreement was subsequently assigned to a wholly-owned subsidiary of Allogene Overland, Allogene Overland BioPharm (HK) Limited. On April 1, 2022, Allogene Overland HK assigned the license agreement to Allogene Overland Biopharm (PRC) Co., Limited. For the three and six months ended June 30, 2023 and 2022, the Company recognized less than $0.1 million of collaboration revenue under this agreement.
For the three and six months ended June 30, 2023, the Company recorded less than $0.1 million of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses. For the three and six months ended June 30, 2022, the Company recorded zero and $0.3 million, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses.
Sublease Agreement
In December 2018, the Company entered into a sublease with Bellco Capital LLC (Bellco) for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. In November 2021, the sublease was extended to June 30, 2025. The sublease was amended, effective in July 2022, to move to a nearby location, with office space of 737 square feet. The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco Capital Advisors Inc. The total right of use asset and associated liability recorded related to this related party lease was $0.1 million and $0.2 million at June 30, 2023 and December 31, 2022, respectively.
In February 2023, the Company subleased an additional 2,030 square feet of office space in Los Angeles, California, from Bellco. The sublease term is 115 months, subject to certain early termination rights. The sublease is expected to commence January 1, 2024. The Company paid approximately $0.2 million towards the monthly base rent due for the first month of the sublease term and its share of the security deposit. The total estimated amount of base rent is $2.9 million, subject to rent abatement. The Company also expects to contribute to certain tenant improvements to the space totaling to its share of the total tenant contribution.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting, LLC (Two River), a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chair of the board of directors, and a director of the Company to provide various managerial, clinical development, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. The costs incurred for services provided under this agreement were $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively.
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun, the Company's executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out-of-pocket expenses incurred in performing the services. The costs incurred for services provided, bonus, and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively. The costs incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively.
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

12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	June 30,
	2023	2022
Stock options to purchase common stock	21,943,774	18,248,432
Restricted stock units subject to vesting	12,833,995	6,186,433
Expected shares to be purchased under Employee Stock Purchase Plan	1,749,295	1,300,989
Early exercised stock options subject to future vesting	82,051	186,224
Total	36,609,115	25,922,078

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
Since inception, we have had significant operating losses. Our net losses were $78.0 million and $176.7 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, we had an accumulated deficit of $1.4 billion. As of June 30, 2023, we had $544.5 million in cash and cash equivalents and investments and we expect our cash runway to fund operations into 2H 2025. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
Recent Developments
On June 15, 2023, we presented updated data at the International Conference on Malignant Lymphoma (ICML) from the Phase 1 ALPHA/ALPHA2 trials of ALLO-501/501A in 33 CAR T naïve patients with relapsed/refractory (r/r) large B-cell lymphoma (LBCL) treated with the Alloy manufacturing process material across different CAR T dosing and lymphodepletion regimens. Earlier in June, data from the 12 patients, a subset of these 33 CAR T naïve patients, who received regimen being utilized in ongoing Phase 2 trials was presented at American Society of Clinical Oncology (ASCO) Annual Meeting.
The updated analysis (data cutoff April 20, 2023) of ALPHA/ALPHA2 examined data from all 33 CAR T-naïve patients with r/r LBCL who were treated with a single infusion or consolidation therapy (two planned infusions) of ALLO-501/501A manufactured using the Alloy manufacturing process. Patients received lymphodepletion with fludarabine (30 mg/m2/day x 3 days) and cyclophosphamide (300 mg/m2/day x 3 days) and varying doses of ALLO-647 (from 13 mg/day to 30 mg/day x 3 days).
The median time from enrollment to the start of therapy was three days and 100% of patients received product per specifications. No patients received bridging therapy. The dosing breakdown for the 33 patients included in this data set is as follows:

•12 patients treated with a single dose of ALLO-501/501A and FCA90 lymphodepletion (Phase 2 regimen; recap of the ASCO 2023 data presentation)
•6 patients treated with a single dose of ALLO-501/501A and FCA<90 lymphodepletion
•15 patients treated with consolidation dosing of ALLO-501/501A and split lymphodepletion

CAR T- Naïve Patients with r/r LBCL Alloy Manufacturing Process
	All (N=33)	Phase 2 Regimen (N=12)	FCA<90 (N=6)	Consolidation Dosing (N=15)
Overall Response Rate (ORR), n (%)	19 (58)	8 (67)	3 (50)	8 (53)
Complete Response Rate (CR), n (%)	14 (42)	7 (58)	1 (17)	6 (40)
6 Month Complete Response, n (%)	10 (30)	5 (42)	0	5 (33)
Seven of 12 (58%) patients receiving the Phase 2 regimen achieved a CR and five (42%) maintained a CR through Month 6. Of the five patients who were in CR at 6 months, four (80%) remained in CR. The fifth patient had disease progression at 24 months. The median duration of response was 23.1 months with three patients remaining in remission for over 24 months and the longest remaining in remission for over 31 months. Across all 33 patients the CR rate was 42% with 30% maintaining a CR at Month 6. These results indicating complete responses are more common with lymphodepletion regimens containing 90 mg of ALLO-647 (FCA90). Median duration of response for both the overall population (n=33) and the patients treated with the Phase 2 regimen (n=12) was 23.1 months.

	CAR T- Naïve Patients with r/r LBCL
	All (N=33)		Phase 2 Regimen (N=12)		FCA<90 (N=6)		Consolidation (N=15)
	All Gr N (%)	Gr 3+ N (%)	All Gr N (%)	Gr 3+ N (%)	All Gr N (%)	Gr 3+ N (%)	All Gr N (%)	Gr 3+ N (%)
CRS	8 (24)	0	4 (33)	0	1 (17)	0	3 (20)	0
Neurotoxicity	13 (39)	2 (6)	4 (33)	0	2 (33)	0	7 (47)	2 (13)
ICANS	0	0	0	0	0	0	0	0
GvHD	0	0	0	0	0	0	0	0
IRR	16 (49)	3 (9)	8 (67)	0	3 (50)	1 (17)	5 (33)	2 (13)
Infection	19 (58)	5 (15)	8 (67)	1 (8)	3 (50)	1 (17)	8 (53)	3 (20)
Prolonged Gr3+ Cytopenia	—	4 (12)	—	2 (17)	—	0	—	2 (13)
Across the 33 patients, treatment was generally well tolerated with no incidences of Grade 3 or greater cytokine release syndrome, and no cases of immune effector cell-associated neurotoxicity syndrome or graft versus host disease. Cytopenia and infections were manageable and comparable to the experience with autologous CAR T cell therapies in patients with r/r LBCL.
The ALPHA/ALPHA2 Phase 1 trials were designed to assess the safety, tolerability, and preliminary efficacy at increasing dose levels of ALLO-501 and ALLO-501A, allogeneic CAR T cell product candidates that target CD19. In addition to exploring multiple cell doses, these studies evaluated various doses of ALLO-647, our proprietary lymphodepleting antibody is designed to prevent premature rejection of AlloCAR T cells. We are currently enrolling the potentially pivotal Phase 2 ALPHA2 trial of ALLO-501A in LBCL and expect to complete enrollment in the first half of 2024 with the first data readout planned by the end of 2024. We are currently enrolling in Canada and expect enrollment in Europe to begin in the third quarter of 2023 and in Australia by year-end.
In addition, we are conducting EXPAND, a trial in which patients with LBCL are randomized to receive a lymphodepletion regimen comprised of fludarabine and cyclophosphamide with or without ALLO-647. EXPAND is currently open to enrollment in the US and is expected to be open in additional regions in 2023.

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
On September 15, 2022, Servier sent a notice of discontinuation (Discontinuation) of its involvement in the development of all licensed products directed against CD19, including UCART19, ALLO-501 and ALLO-501A (collectively, CD19 Products), pursuant to the Servier Agreement. Servier’s Discontinuation provides us with the right to elect a license to the CD19 Products outside of the United States (Ex-US Option) and does not otherwise affect our current exclusive license for the development and commercialization of CD19 Products in the United States. Upon any exercise of the Ex-US Option by us, our potential milestone payments with respect to ALLO-501A would increase for any first dosing in Phase 2, first dosing in Phase 3 and regulatory approval by €46 million in the aggregate. In addition, upon any such exercise of the Ex-US Option, Servier's obligation to reimburse us for 40% of the development costs for CD19 Products would cease. However, Servier has disputed the implications of the Discontinuation, namely whether development cost contributions continue and the timeframe during which we have the right to elect a license to CD19 Products outside of the United States. Moreover, in December 2022, Servier sent us a notice for material breach due to our purported refusal to allow an audit of certain manufacturing costs under our cost share arrangement. While we do not believe Servier has such an audit right, we submitted to a review of our manufacturing costs of CD19 Products to recover outstanding manufacturing costs owed by Servier to us. In July 2023, Servier sent us a second notice for material breach alleging that we overcharged Servier based on Servier and its accounting firm’s review of costs eligible for cost-sharing under the Servier Agreement. We disagree with the material breach allegations and we are disputing such allegations. For more information, see “Risk Factors—Servier’s Discontinuation of its involvement in the development of CD19 Products and our disputes with Servier may have adverse consequences."
See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Servier Agreement.
Collaboration and License Agreement with Notch
On November 1, 2019, we entered into a Collaboration and License Agreement (the Notch Agreement) with Notch Therapeutics Inc. (Notch), pursuant to which Notch granted us an exclusive, worldwide, royalty-bearing, sublicensable license under certain of Notch’s intellectual property to develop, make, use, sell, import, and otherwise commercialize therapeutic gene-edited T cell and/or natural killer cell products from induced pluripotent stem cells directed at certain CAR targets for initial application in NHL, B-cell precursor acute lymphoblastic leukemia (ALL) and multiple myeloma. In addition, Notch has granted us an option to add certain specified targets to our exclusive license in exchange for an agreed upon per-target option fee.
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
Collaboration and License Agreement with Antion
On January 5, 2022, we entered into an exclusive collaboration and global license agreement (Antion Collaboration and License Agreement) with Antion Biosciences SA (Antion) for Antion’s miRNA technology (miCAR), to advance multiplex gene silencing as an additional tool to develop next generation allogeneic CAR T products. On July 11, 2023, we entered into an amendment to the Antion Collaboration and License Agreement, which included a $2 million investment in Antion’s preferred shares and the acquisition of warrants to purchase an additional $3 million of Antion’s preferred shares. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Antion Agreement and the July 2023 amendment.
Components of Results of Operations
Revenues
As of June 30, 2023, our revenue has been exclusively generated from our collaboration and license agreement with Allogene Overland Biopharm (PRC) Co., Limited. See Note 6 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the Allogene Overland Biopharm (PRC) Co., Limited agreement.
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
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three and six months ended June 30, 2023 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year to date relate to costs incurred for the development of our most advanced product candidates and include:
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
Other Income (Expenses)
Other income (expenses) consists of non-operating income and expenses, including primarily our share of equity investments' net losses for the period.
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022

The following sets forth our results of operations for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Collaboration revenue - related party	$44	$86	$(42)	(49)%
Operating expenses:
Research and development	62,038	57,171	4,867	9%
General and administrative	18,524	19,509	(985)	(5)%
Total operating expenses	80,562	76,680	3,882	5%
Loss from operations	(80,518)	(76,594)	(3,924)	5%
Other income (expense), net:
Interest and other income, net	3,778	315	3,463	*
Other (expenses) income	(1,249)	1,492	(2,741)	*
Total other income, net	2,529	1,807	722	40%
Net Loss	$(77,989)	$(74,787)	$(3,202)	4%
* Change in excess of 100%
Collaboration revenue - related party
Collaboration revenue was less than $0.1 million for the three months ended June 30, 2023 and 2022. Revenue recognized in the three months ended June 30, 2023 and 2022 was due to the delivery of the know-how performance obligations related to the License Agreement entered into with Allogene Overland on December 14, 2020.
Research and Development Expenses
Research and development expenses were $62.0 million and $57.2 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $4.9 million was driven primarily by a decrease in Servier cost recoveries of $11.0 million, offset by a decrease in personnel related costs of $5.2 million and a decrease in external costs relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs of $0.9 million.
General and Administrative Expenses
General and administrative expenses were $18.5 million and $19.5 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $1.0 million was primarily due to a decrease in personnel related costs of $0.6 million and a decrease in expenses related to outside services of $0.3 million.
Interest and Other Income, Net
Interest and other income, net was $3.8 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $3.5 million was due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Comparison of the Six Months Ended June 30, 2023 and 2022

The following sets forth our results of operations for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$	%
Collaboration revenue - related party	$96	$147	$(51)	(35)%
Operating expenses:
Research and development	142,276	117,327	24,949	21%
General and administrative	37,408	39,406	(1,998)	(5)%
Total operating expenses	179,684	156,733	22,951	15%
Loss from operations	(179,588)	(156,586)	(23,002)	15%
Other income (expense), net:
Interest and other income, net	5,837	807	5,030	*
Other (expenses) income	(2,942)	1,142	(4,084)	*
Total other income, net	2,895	1,949	946	49%
Net Loss	$(176,693)	$(154,637)	$(22,056)	14%
* Change in excess of 100%
Collaboration revenue - related party
Collaboration revenue was $0.1 million for the six months ended June 30, 2023 and 2022. Revenue recognized in the six months ended June 30, 2023 and 2022 was due to the delivery of the know-how performance obligations related to the License Agreement entered into with Allogene Overland on December 14, 2020.
Research and Development Expenses
Research and development expenses were $142.3 million and $117.3 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $24.9 million was driven primarily by a decrease in Servier cost recoveries of $16.1 million and an increase in external costs relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs of $11.0 million, offset by a decrease in personnel related costs of $4.4 million.
General and Administrative Expenses
General and administrative expenses were $37.4 million and $39.4 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $2.0 million was primarily due to a decrease in personnel related costs of $1.3 million and a decrease in expenses related to outside services of $0.7 million.
Interest and Other Income, Net
Interest and other income, net was $5.8 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $5.0 million was due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Liquidity and Capital Resources
To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2023, we had $544.5 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, and upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Allogene Overland. In connection with our IPO in 2018, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended on November 2, 2022, under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings for an aggregate offering price of up to $250.0 million. During the year ended December 31, 2019, we sold an aggregate of 1,965,082 shares of common stock in ATM offerings resulting in net proceeds of $54.2 million. During the year ended December 31, 2020, we sold an aggregate of 848,663 shares of common stock in ATM offerings resulting in net proceeds of $26.2 million. In June 2023, we sold an aggregate of 20,288,330 shares of common stock in ATM offerings resulting in net proceeds of $87.9 million. As of June 30, 2023, $77.9 million remains available for sale under the sales agreement with Cowen.
In June 2020, we sold 13,457,447 shares of our common stock, which included 1,755,319 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $47.00 per share, which resulted in net proceeds of approximately $595.7 million after deducting the underwriting discounts and commissions and other expenses.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(128,496)	$(110,768)
Investing activities	130,095	31,657
Financing activities	91,255	1,838
Net increase (decrease) in cash, cash equivalents and restricted cash	$92,854	$(77,273)
Operating Activities
During the six months ended June 30, 2023, cash used in operating activities of $128.5 million was attributable to a net loss of $176.7 million, partially offset by non-cash charges of $45.2 million and an increase of $3.0 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation expense of $35.4 million, depreciation of $7.2 million, our share of equity investments' net losses for the period of $2.9 million, net amortization and accretion on investment securities of $0.6 million, and non-cash rent expense of $0.4 million. The change in operating assets and liabilities was primarily due to a $5.6 million increase in accrued and other current liabilities and a $1.4 million decrease in prepaid expenses and other current assets, offset by a $3.2 million decrease in accounts payable and a $0.7 million decrease in deferred revenue.
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
Investing Activities
During the six months ended June 30, 2023, net cash provided by investing activities of $130.1 million was related to cash provided by investment maturities of $296.3 million and cash provided by investment sales of $5.6 million, offset by cash used in purchases of investments of $170.5 million and cash used in the purchase of property and equipment of $1.3 million.
During the six months ended June 30, 2022, net cash provided by investing activities of $31.7 million was related to cash provided by investment maturities of $185.8 million, offset by cash used in purchases of investments of $150.9 million and cash used in the purchase of property and equipment of $3.3 million.

Financing Activities
During the six months ended June 30, 2023, cash provided by financing activities of $91.3 million was related to $87.9 million in net proceeds from the issuance of common stock through ATM transactions, $1.7 million of cash provided by the sale of common stock through our employee stock purchase plan, and $1.6 million of cash provided by the issuance of common stock upon exercise of stock options.
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
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of June 30, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our condensed consolidated financial statements included elsewhere in this report.
Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in South San Francisco, California, as well as lease payments on our cell manufacturing facility in Newark, California. For additional information regarding our lease obligations, see Note 7 to our condensed consolidated financial statements included elsewhere in this report.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of June 30, 2023, we had non-cancellable purchase commitments of $0.4 million.
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
Interest Rate Risk
Our cash and cash equivalents and investments of $544.5 million as of June 30, 2023 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on June 30, 2023 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of June 30, 2023, we had no receivables denominated in foreign currency.

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
Other than as discussed above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described below when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or that did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report), which was filed with the SEC on February 28, 2023.
Risks Related to Our Business and Industry
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2022, we reported a net loss of $332.6 million. For the six months ended June 30, 2023, we reported a net loss of $176.7 million. As of June 30, 2023, we had an accumulated deficit of $1.4 billion.
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
Servier’s Discontinuation of its involvement in the development of CD19 Products and our disputes with Servier may have adverse consequences.*
On September 15, 2022, Servier sent a notice of discontinuation of its involvement in the development of all CD19 Products pursuant to the Servier Agreement. Despite there being no obligation under the terms of the Servier Agreement to do so, Servier believes that we had to exercise the Ex-US Option within a limited timeframe that passed. Servier also communicated to us that it believes it does not have to contribute to development costs 90 days from its notice of discontinuation, pending our exercise of the Ex-US Option. We disagree with these assertions relating to both the maintenance of the Ex-US Option as well as contribution to development costs during our consideration of the Ex-US Option. Any failure of Servier to fulfill its obligations may be harmful to us.
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
Additionally, in December 2022, Servier sent us a notice for material breach due to our purported refusal to allow an audit of certain manufacturing costs under our cost share arrangement. While we do not believe Servier has such an audit right, we submitted to a review of our manufacturing costs of CD19 Products to recover outstanding manufacturing costs owed by Servier to us. In July 2023, Servier sent us a second notice for material breach alleging that we overcharged Servier based on Servier and its accounting firm’s review of costs eligible for cost-sharing under the Servier Agreement. We disagree with the material breach allegations and we are disputing such allegations. Absent a resolution between the parties, disputed matters may be resolved in arbitration as specified in the Servier Agreement. While we intend to vigorously pursue our rights and remedies to dispute Servier’s allegations and enforce our contractual rights, any legal outcome is inherently uncertain, will add to our costs and divert management time.
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
We are also advancing product candidates against unexplored targets and with new technology. For example, we are advancing ALLO-316 against a target, CD70, that has not been validated by any autologous CAR T therapies. ALLO-316 may have limited efficacy, even accounting for the selection of patients with CD70 positive tumors, or have off-target toxicities. Since CD70 is found on activated T and other immune cells, ALLO-316 may also cause fratricide resulting in the loss of ALLO-316 cells or may deplete host T or other immune cells increasing the risk of prolonged blood cell count suppression cytopenia), inflammatory conditions such as immune effector cell hemophagocytic lymphohistiocytosis-like syndrome (IEC-HS) or infections.
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

Our product candidates may cause undesirable side effects or have other properties that have halted and could in the future halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.*
Future undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T therapies and those under development have shown frequent rates of CRS, neurotoxicity, serious infections, prolonged cytopenia and hypogammaglobulinemia, hemophagocytic lymphohistiocytosis/macrophage activation syndrome (HLH/MAS) and adverse events have resulted in the death of patients. We expect similar adverse events for allogeneic CAR T product candidates. Other adverse events could also emerge in autologous CAR T therapies over time. For instance, patients who received an autologous anti-BCMA CAR T cell therapy have experienced neurocognitive and hypokinetic movement disorder with features of Parkinson's disease that emerged months after treatment and may have been due to BCMA expression within the brain. Our anti-BCMA product candidates have the risk of causing similar adverse events.
Our allogeneic CAR T cell product candidates may also cause unique adverse events related to the differences between the donor and patients, such as GvHD or infusion reactions. In addition, we utilize a lymphodepletion regimen, which generally includes fludarabine, cyclophosphamide and ALLO-647, that may cause serious adverse events. For instance, because the regimen will cause a transient and sometimes prolonged immune suppression, patients will have an increased risk of infection that may be unable to be cleared by the patient and ultimately lead to other serious adverse events or death. Our lymphodepletion regimen has caused and may also cause prolonged cytopenia and aplastic anemia. We are also exploring various dosing strategies for lymphodepletion in our clinical trials, such as higher and lower dosing of ALLO-647 in combination with fludarabine and/or cyclophosphamide and dosing with and without ALLO-647, which may increase the risk of serious adverse events.
In our and Servier's clinical trials of allogeneic CAR T product candidates, the most common severe or life-threatening adverse events resulted from cytokine release syndrome, serious infections, febrile neutropenia, prolonged cytopenia including prolonged pancytopenia, haemophagocytic lymphohistiocytosis, hypokalemia, multiple organ dysfunction syndrome, neutropenic sepsis and aplastic anemia. As reported, patients have died from adverse events and future patients may also experience toxicity resulting in death. For additional safety data, please see the section entitled "Business—Product Pipeline and Development Strategy" included in our Annual Report.
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
Phase 1 trials of novel products also commonly include a dose exploration phase during which adverse effects of treatment may emerge at higher doses that are new, unexpected, or occur at higher-than-expected frequencies or severity and may limit our ability to develop such products in one or more target indications or patient populations. Similarly, in dose expansion phase, we may discover that adverse effects, either known or novel, may negatively impact the emerging overall benefit-risk profile of our product candidates and may lead to the discontinuation or other significant alteration to the development plan.
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
•imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents uncertain or unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors for related technology that raises FDA concerns about risk to patients of the technology broadly; or if the FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
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
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, as we progress the ALPHA2 and EXPAND trials, we may face enrollment challenges, including an unwillingness of sites to participate, the exclusion of patients with certain disease characteristics or the ineligibility of patients that have received prior autologous CAR T therapies, which continue to gain adoption. Additionally, it may be difficult to enroll the EXPAND trial as some clinical trial sites have declined to participate in the randomized design. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients. The COVID-19 pandemic, including the travel and business restrictions imposed by government authorities in response to the pandemic, resulted in, and a resurgence of COVID-19 or future epidemics or pandemics may result in, reduced enrollment and challenges to related clinical trial activities. The enrollment of patients may be more difficult, such as due to the perceptions of the safety of our clinical trials due to the previous clinical hold, and will depend on many factors, including:
•the patient eligibility criteria defined in the protocol;
•the size of the patient population required for analysis of the trial’s primary endpoints;
•the proximity of patients to study sites;
•the design of the trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•our ability to obtain and maintain patient consents;
•the competition from approved products in the same or other lines of therapy and and/or disease indication and from product candidates in other clinical trials; and

•the risk that patients enrolled in clinical trials will drop out of the trials before the infusion of our product candidates or trial completion.
Since we only need to conduct a limited number of manufacturing runs to generate clinical supply, the diversity of our supply is limited during clinical trials. As a result, some patients may have antibodies to certain donor specific antigens at titers that could negatively impact the activity of our product candidates and which would render the patients ineligible for treatment. Furthermore, cellular mechanisms of allogeneic tissue rejection may limit the efficacy of our products. In addition, we have introduced an IVD assay in the TRAVERSE trial to screen for patients with CD70+ tumors, which is restricting the number of patients eligible for the trial.
Development and research use of an experimental diagnostic assay or test, such as that we are using to determine CD70 expression on tumor tissue of potential participants in the TRAVERSE trial, may influence results of the study in expected or unexpected ways. For example, emerging safety and efficacy outcomes could lead us to impose, tighten or expand “cutoff” values of CD70 expression to determine enrollment eligibility. This may reduce the pace of enrollment or may lead to alterations in the expected benefit risk profile as compared to results collected prior to the change to the cutoff value. The diagnostic assay itself may not perform as expected due to identifiable or obscure factors. It is also possible that we may not be aware of such underperformance of the assay which could lead to incorrect conclusions about the expression of the molecule on tumor tissue. This could, in turn, impact enrollment and interpretation of the clinical trial results.
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
Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, monoclonal antibodies, hematopoietic cell transplantation as well as autologous CAR T cell therapies, rather than enroll patients in our clinical trial, including if our product candidates have or are perceived to have additional safety or efficacy risks or if using our product candidates may affect insurance coverage of conventional therapies. For instance, the development of autologous CAR T cell therapies continues to rapidly advance, including into earlier lines of treatment of LBCL and treatment of R/R multiple myeloma, as described under the section entitled "Business—Competition" included in our Annual Report. We also may experience risks associated with a new class of therapies, bispecific antibodies, which have been approved for multiple myeloma and LBCL. The compelling results and related approvals impact our ability to enroll patients with R/R multiple myeloma or R/R LBCL in our clinical trials. Moreover, patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy or may experience a reduction in efficacy as compared to patients who are well enough and whose disease is sufficiently slow growing as to be eligible for autologous CAR T cell therapy.
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
Our projections of both the number of patients who have the cancers we are targeting, as well as the subset of patients with these cancers in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited, such as due to the eligibility criteria of our trials, or may not be amenable to treatment with our product candidates. For instance, we expect ALLO-501A to initially target a small patient population that suffers from R/R NHL. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.
Our development strategy relies on incorporating an anti-CD52 monoclonal antibody as part of the lymphodepletion preconditioning regimen prior to infusing allogeneic CAR T cell product candidates.
We utilize an anti-CD52 monoclonal antibody as part of a lymphodepletion regimen to be infused prior to infusing our product candidates. While we believe an anti-CD52 antibody may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which such engineered allogeneic T cells can actively target and destroy cancer cells, the antibody may not have the benefits that we anticipate and could have adverse effects. For instance, our lymphodepletion regimen, including using an anti-CD52 antibody, will cause immune suppression that can be of unpredictable depth and duration and that may be associated with an increased risk of infection, such as to common viral or bacterial or opportunistic pathogens, that may be unable to be cleared and ultimately lead to other serious adverse events or death.
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
To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647, which we use in our clinical trials. ALLO-647 may cause serious adverse events that alemtuzumab may cause, including fatal adverse events, infusion related reactions, immune thrombocytopenia, glomerular nephropathies, thyroid disorders, autoimmune cytopenias, autoimmune hepatitis, hemophagocytic lymphohistiocytosis, acquired hemophilia, infections, stroke, and progressive multifocal leukoencephalopathy. In addition, we are exploring various dosing strategies for lymphodepletion in our clinical trials, such as higher and lower dosing of ALLO-647 in combination with fludarabine and cyclophosphamide, which may increase the risk of serious adverse events. Additionally, our experimental lymphodepletion regimens may show different safety profiles when paired with different allogeneic CAR T product candidates such that regimens deemed safe with one CAR T product candidate may be determined to be associated with unacceptable toxicity when combined with another CAR T candidate or with the same candidate in a different patient population. If observed, these differences may require additional clinical exploration and may cause delays in the execution or termination of development campaigns. See the section entitled "Business—Product Pipeline and Development Strategy" included in our Annual Report for information on safety events.
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
We may also experience manufacturing difficulties due to resource constraints or as a result of labor disruptions, such as due to a future COVID-19 resurgence, or disputes. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients would be jeopardized.
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
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, including our Executive Chair, our President and Chief Executive Officer, our Executive Vice President, Research & Development and Chief Medical Officer, and our Executive Vice President, Chief Technical Officer. Our General Counsel and Chief Financial Officer resigned effective March 31, 2023 and August 2, 2023, respectively, and we are currently recruiting for their replacements. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions, including our acquisition of CAR T cell assets from Pfizer, licenses with Cellectis, Servier, Notch, Antion, and our joint venture with Overland Pharmaceuticals (CY) Inc. and any future strategic transactions depends on the risks and uncertainties involved including:
•technical difficulties associated with advancing partnered programs;
•unanticipated liabilities related to acquired companies or joint ventures;
•difficulties integrating acquired personnel, technologies and operations into our existing business;
•retention of key employees;
•managerial challenges associated with the oversight of partnered programs;
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
As of June 30, 2023, we had $544.5 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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
Our contract manufacturers would also be subject to the same risks we face in developing our own manufacturing capabilities, as described above. Our current and potential future CMOs may also be required to shut down in response to health epidemics or pandemics, or they may prioritize manufacturing for therapies or vaccines for other diseases. In addition, our CMOs have certain responsibilities for storage of raw materials and in the past have lost or failed to adequately store our raw materials. We also rely on third parties to store our released product candidates, and any failure to adequately store our product candidates could result in significant delay to our development timelines. Any additional or future damage or loss of raw materials or product candidates could materially impact our ability to manufacture and supply our product candidates. Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.
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
In addition, vendors have and are facing challenges in obtaining donor material. While we have donor material on hand, if our vendors are unable to secure donor material, we may no longer have sufficient donor material to manufacture our product candidates.
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
Some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. For certain raw materials, we are in the process of qualifying a new supplier or a new manufacturing site from an existing supplier, which requires meeting regulatory requirements for such qualification, and could result in additional costs, delays, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business.
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
Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.*
Maintaining effective disclosure controls and procedures and internal controls over financial reporting are necessary for us to produce reliable financial statements. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we or our auditors identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
As a result of our public float on June 30, 2023, commencing on December 31, 2023 we will become a non-accelerated filer. For so long as we remain a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the

Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Appointment of Principal Financial Officer
In connection with the previously announced resignation of Eric Schmidt, Ph.D., from his position as Chief Financial Officer, principal financial officer and principal accounting officer of the Company effective at the close of business August 2, 2023 (CFO Resignation), on August 1, 2023, our board of directors appointed David M. Chang, M.D., Ph.D, our current President and Chief Executive Officer and member of the board of directors, as principal financial officer of the Company, to be effective on August 3, 2023..
Appointment of Principal Accounting Officer
In connection with the CFO Resignation, on August 1, 2023, our board of directors appointed Jack Chen, our current Vice President and Controller, as principal accounting officer of the Company, to be effective on August 3, 2023.

Mr. Chen, 53, has served as our Vice President and Controller since July 2018. Prior to joining us, Mr. Chen served as Vice President of Finance, Corporate Controller at Tintri, Inc., a provider of storage systems and data management software, from February 2014 to June 2018. Previously, Mr. Chen served as Director of Finance and was responsible for the financial planning and analysis for Grass Valley, LLC from September 2013 to February 2014 and Host Analytics, Inc. from January 2011 to July 2013. Before that, Mr. Chen held various managerial roles in finance and accounting at Sonics, Inc., Micromuse Inc., Ciphergen Biosystems, Inc. and Tumbleweed Communications. Mr. Chen began his career at KPMG US LLP. He received a B.A. in Economics from the University of Chicago, and a Masters in Accountancy Science from the University of Illinois at Urbana Champaign, and is a former certified public accountant.
Mr. Chen will also enter into an indemnity agreement with the Company in the form previously filed with the SEC on October 2, 2018 as Exhibit 10.1 to our Registration Statement on Form S-1, as amended.
There are no family relationships between Mr. Chen and any of our current or former directors or executive officers. Mr. Chen is not a party to any transaction that would require disclosure under Item 404(a) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

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

Date: August 2, 2023	By:	/s/ David Chang
David Chang, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Eric Schmidt
Eric Schmidt, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)