Form 10-Q
period 2023-09-30
Allogene Therapeutics, Inc.
filed 2023-11-02
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 31, 2023, the registrant had 168,276,662 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$69,246	$61,904
Short-term investments	396,259	455,416
Prepaid expenses and other current assets	7,949	11,504
Total current assets	473,454	528,824
Long-term investments	32,170	59,151
Operating lease right-of-use asset	78,643	83,592
Property and equipment, net	102,826	112,839
Restricted cash	10,292	10,292
Other long-term assets	9,576	9,564
Equity method investment	5,365	12,817
Total assets	$712,326	$817,079
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,205	$13,890
Accrued and other current liabilities	31,195	39,743
Deferred revenue	236	885
Total current liabilities	37,636	54,518
Lease liability, non-current	90,102	95,122
Other long-term liabilities	1,486	1,569
Total liabilities	129,224	151,209
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares were issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 168,175,221 and 144,438,304 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	168	144
Additional paid-in capital	2,059,333	1,911,632
Accumulated deficit	(1,473,988)	(1,235,980)
Accumulated other comprehensive loss	(2,411)	(9,926)
Total stockholders’ equity	583,102	665,870
Total liabilities and stockholders’ equity	$712,326	$817,079
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue - related party	$43	$49	$139	$196
Operating expenses:
Research and development	45,977	63,641	188,253	180,968
General and administrative	17,041	18,897	54,449	58,303
Total operating expenses	63,018	82,538	242,702	239,271
Loss from operations	(62,975)	(82,489)	(242,563)	(239,075)
Other income (expense), net:
Interest and other income, net	6,205	1,002	12,042	1,809
Other expenses	(4,545)	(1,661)	(7,487)	(519)
Total other income (expense), net	1,660	(659)	4,555	1,290
Net loss	(61,315)	(83,148)	(238,008)	(237,785)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale investments	1,440	(1,486)	7,515	(10,391)
Net comprehensive loss	$(59,875)	$(84,634)	$(230,493)	$(248,176)
Net loss per share, basic and diluted	$(0.37)	$(0.58)	$(1.55)	$(1.67)
Weighted-average number of shares used in computing net loss per share, basic and diluted	167,649,010	143,661,721	153,087,449	142,809,469
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2022	144,438,304	$144	$1,911,632	$(1,235,980)	$(9,926)	$665,870
Issuance of common stock upon exercise of stock options and vesting of RSUs	942,276	1	(1)	—	—	—
Vesting of early exercised common stock	—	—	603	—	—	603
Stock-based compensation	—	—	18,770	—	—	18,770
Employee stock purchase plan	359,753	1	1,730	—	—	1,731
Net loss	—	—	—	(98,704)	—	(98,704)
Net unrealized gain on available-for-sale investments	—	—	—	—	3,992	3,992
Balance - March 31, 2023	145,740,333	146	1,932,734	(1,334,684)	(5,934)	592,262
Issuance of common stock from ATM offering, net of commissions and offering costs of $1.6 million	20,288,330	20	87,898	—	—	87,918
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,105,001	1	1,605	—	—	1,606
Vesting of early exercised common stock	—	—	432	—	—	432
Stock-based compensation	—	—	16,594	—	—	16,594
Net loss	—	—	—	(77,989)	—	(77,989)
Net unrealized gain on available-for-sale investments	—	—	—	—	2,083	2,083
Balance - June 30, 2023	167,133,664	167	2,039,263	(1,412,673)	(3,851)	622,906
Issuance of common stock from ATM offering, net of offering costs of $50.0 thousand	606,235	1	3,193	—	—	3,194
Issuance of common stock upon exercise of stock options and vesting of RSUs	204,116	—	326	—	—	326
Vesting of early exercised common stock	—	—	432	—	—	432
Stock-based compensation	—	—	15,354	—	—	15,354
Employee stock purchase plan	231,206	—	765	—	—	765
Net loss	—	—	—	(61,315)	—	(61,315)
Net unrealized gain on available-for-sale investments	—	—	—	—	1,440	1,440
Balance - September 30, 2023	168,175,221	$168	$2,059,333	$(1,473,988)	$(2,411)	$583,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2021	142,623,065	$142	$1,822,179	$(903,348)	$(2,567)	$916,406
Issuance of common stock upon exercise of stock options and vesting of RSUs	715,961	1	282	—	—	283
Vesting of early exercised common stock	—	—	1,228	—	—	1,228
Stock-based compensation	—	—	22,315	—	—	22,315
Employee stock purchase plan	230,876	—	1,530	—	—	1,530
Net loss	—	—	—	(79,850)	—	(79,850)
Net unrealized loss on available-for-sale investments	—	—	—	—	(6,682)	(6,682)
Balance - March 31, 2022	143,569,902	143	1,847,534	(983,198)	(9,249)	855,230
Issuance of common stock upon exercise of stock options and vesting of RSUs	153,269	1	24	—	—	25
Vesting of early exercised common stock	—	—	813	—	—	813
Stock-based compensation	—	—	22,891	—	—	22,891
Net loss	—	—	—	(74,787)	—	(74,787)
Net unrealized loss on available-for-sale investments	—	—	—	—	(2,223)	(2,223)
Balance - June 30, 2022	143,723,171	144	1,871,262	(1,057,985)	(11,472)	801,949
Issuance of common stock upon exercise of stock options and vesting of RSUs	177,678	—	135	—	—	135
Vesting of early exercised common stock	—	—	432	—	—	432
Stock-based compensation	—	—	21,148	—	—	21,148
Employee stock purchase plan	130,739	—	931	—	—	931
Net loss	—	—	—	(83,148)	—	(83,148)
Net unrealized gain on available-for-sale investments	—	—	—	—	(1,486)	(1,486)
Balance - September 30, 2022	144,031,588	$144	$1,893,908	$(1,141,133)	$(12,958)	$739,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(238,008)	$(237,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	50,718	66,354
Depreciation and amortization	10,722	11,227
Net amortization/accretion on investment securities	(3,510)	2,735
Non-cash rent expense	504	2,193
Share of loss from, and impairment of, equity method investment	7,452	3,959
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,555	(2,811)
Other long-term assets	(421)	(3,211)
Accounts payable	(7,200)	1,930
Accrued and other current liabilities	(7,106)	(1,388)
Deferred revenue	(649)	466
Other long-term liabilities	(83)	(2,092)
Net cash used in operating activities	(184,026)	(158,423)
Cash flows from investing activities:
Purchases of property and equipment	(1,335)	(3,499)
Proceeds from sales of investments	5,623	—
Proceeds from maturities of investments	461,467	260,379
Purchase of investments	(369,927)	(200,318)
Net cash provided by investing activities	95,828	56,562
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	91,112	—
Proceeds from issuance of common stock upon exercise of stock options	1,932	443
Proceeds from issuance of common stock under the employee stock purchase plan	2,496	2,461
Net cash provided by financing activities	95,540	2,904
Net change in cash and cash equivalents and restricted cash	7,342	(98,957)
Cash and cash equivalents and restricted cash — beginning of period	72,196	183,606
Cash and cash equivalents and restricted cash — end of period	$79,538	$84,649
Non-cash investing activities:
Right-of-use asset obtained in exchange for lease liability	$—	$31,361
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(9,013)	$(6,605)
Cash received for amounts related to tenant improvement allowances	$—	$325
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
Public Offerings
In November 2019, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended on November 2, 2022 and November 2, 2023, under which the Company may from time-to-time issue and sell shares of its common stock through Cowen in at-the-market (ATM) offerings. The aggregate compensation payable to Cowen as the Company's sales agent equals up to 3.0% of the gross sales price of the shares sold through Cowen pursuant to the sales agreement. During the nine months ended September 30, 2023, the Company sold an aggregate of 20,894,565 shares of common stock in ATM offerings resulting in net proceeds of $91.1 million.
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company's product candidates.
The Company had cash and cash equivalents and investments of $497.7 million as of September 30, 2023. Since inception through September 30, 2023, the Company has incurred cumulative net losses of $1.5 billion. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
The condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity as of September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2023.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include but are not limited to the fair value of common stock, the fair value of stock options, the fair value of investments, income tax uncertainties, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances change. Actual results could differ from those estimates.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2023, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.
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
There were no Level 3 assets or liabilities as of September 30, 2023 and as of December 31, 2022.

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2023 and as of December 31, 2022 are presented in the following tables:

	September 30, 2023
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$50,937	$—	$—	$50,937
Corporate bonds	—	86,179	—	86,179
U.S. treasury securities	310,957	—	—	310,957
U.S. agency securities	—	41,266	—	41,266
Total financial assets	$361,894	$127,445	$—	$489,339

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$10,679	$—	$—	$10,679
Commercial paper	—	4,954	—	4,954
Corporate bonds	—	153,256	—	153,256
U.S. treasury securities	318,022	—	—	318,022
U.S. agency securities	—	39,416	—	39,416
Total financial assets	$328,701	$197,626	$—	$526,327
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets
4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of September 30, 2023 and as of December 31, 2022 are presented in the following tables:

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$50,937	$—	$—	$50,937
Corporate bonds	86,734	3	(558)	86,179
U.S. treasury securities	311,637	—	(680)	310,957
U.S. agency securities	41,998	—	(732)	41,266
Total cash equivalents and investments	$491,306	$3	$(1,970)	$489,339

Classified as:
Cash equivalents				$60,910
Short-term investments				396,259
Long-term investments				32,170
Total cash equivalents and investments				$489,339

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$10,679	$—	$—	$10,679
Commercial paper	4,956	—	(2)	4,954
Corporate bonds	156,019	25	(2,788)	153,256
U.S. treasury securities	323,077	5	(5,060)	318,022
U.S. agency securities	41,078	—	(1,662)	39,416
Total cash equivalents and investments	$535,809	$30	$(9,512)	$526,327

Classified as:
Cash equivalents				$11,760
Short-term investments				455,416
Long-term investments				59,151
Total cash equivalents and investments				$526,327
As of September 30, 2023, the remaining contractual maturities of available-for-sale securities were less than 2 years. Realized losses on available-for-sale securities for the three and nine months ended September 30, 2023 were zero and $1.0 million, respectively. There were no significant realized losses on available-for-sale securities for the three and nine months ended September 30, 2022. As of September 30, 2023, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of September 30, 2023 and December 31, 2022, securities with a fair value of $81.0 million and $329.4 million, respectively, were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
As of September 30, 2023 and December 31, 2022, the Company recognized $1.6 million and $1.8 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed consolidated balance sheets.
5.         Balance Sheet Components
Property and Equipment, Net
Property and Equipment consist of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Leasehold improvements	$108,593	$108,550
Laboratory equipment	32,940	32,601
Computer equipment and purchased software	4,664	4,533
Furniture and fixtures	4,208	4,012
Construction in progress	28	28
Total	150,433	149,724
Less: accumulated depreciation	(47,607)	(36,885)
Total property and equipment, net	$102,826	$112,839

6.         License and Collaboration Agreements

Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets, including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, because the Company does not presently hold commercial rights in such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three and nine months ended September 30, 2023 or 2022.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023 and 2022, zero costs were incurred related to the achievement of a clinical development milestone under this agreement.
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

The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42.0 million and €70.5 million ($74.5 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States.
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
For the three and nine months ended September 30, 2023, the Company recorded $0.1 million and $0.4 million, respectively, of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. For the three and nine months ended September 30, 2022, the Company recorded $3.8 million and $20.4 million, respectively, of net cost recoveries. As of September 30, 2023, no amounts due from Servier were recorded in the condensed consolidated balance sheet. As of December 31, 2022, amounts due from Servier of $1.5 million were recorded in other current assets in the accompanying condensed consolidated balance sheet.
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
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, an Allogene representative serves on the Notch Board of Directors. In February 2021, the Company made an additional $15.9 million investment in Notch's Series A preferred stock. In October 2021, the Company made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, the Company's share in Notch was 23.0% on a voting interest basis. The Company did not have a controlling interest in Notch as of September 30, 2023, and continued to account for its investment in Notch as an equity method investment.
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
For the three months ended September 30, 2023, no collaboration costs were recorded by the Company. For the nine months ended September 30, 2023, the Company recorded $1.8 million in collaboration costs as research and development expenses. For the three and nine months ended September 30, 2022, the Company recorded $1.0 million and $2.8 million, respectively, in collaboration costs as research and development expenses. For the three and nine months ended September 30, 2023, the Company recorded $3.0 million in other expenses as impairment loss on its equity method investment in Notch. No impairment loss was recorded in 2022.
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
Under the terms of the agreement, the Company has committed up to $15.0 million of funding for the duration of the agreement. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance. The Company made an upfront payment of $3.0 million to MD Anderson in the year ended December 31, 2020 and made an additional upfront payment of $3.0 million to MD Anderson in October 2023. The Company is obligated to make further payments to MD Anderson each year upon the anniversary of the agreement effective date through the duration of the agreement term. These costs are expensed to research and development as MD Anderson renders the services under the strategic alliance.
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

For the three and nine months ended September 30, 2023, the Company recorded $0.2 million and $1.2 million, respectively, in collaboration costs as research and development expenses. For the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $1.1 million, respectively, in collaboration costs as research and development expenses.
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
The Company has determined that Allogene Overland is a variable interest entity as of September 30, 2023 and December 31, 2022, respectively. The Company does not have the power to independently direct the activities which most significantly affect Allogene Overland's economic performance. Accordingly, the Company did not consolidate Allogene Overland because the Company determined that it was not the primary beneficiary.
For the three and nine months ended September 30, 2023, the Company recognized less than $0.1 million and $0.1 million, respectively, of collaboration revenue. For the three and nine months ended September 30, 2022, the Company recognized less than $0.1 million and $0.2 million, respectively, of collaboration revenue. Revenue recognized was due to delivery of the know-how performance obligations. For the three months ended September 30, 2023, no net cost recoveries were recorded by the Company. For the nine months ended September 30, 2023, the Company recorded less than $0.1 million of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses. For the three and nine months ended September 30, 2022, the Company recorded $0.3 million and $0.6 million, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses.
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
In July 2023, the Company and Antion entered into an amendment to the Antion Collaboration and License Agreement. Under the terms of this amendment, Antion's exclusivity obligation relating to the collaboration was terminated; however, Antion agreed to certain restrictions on its ability to pursue products directed against specific targets. Also, in lieu of the Company's prior obligation to make a $3.0 million investment in Antion following the completion of certain milestones, the Company agreed to make a $2.0 million investment in Antion's preferred stock and acquired warrants to purchase an additional $3.0 million of Antion's preferred stock. The Company accounts for the fair value of the new investment of $1.0 million as an equity investment and the remaining $1.0 million was recorded as research and development expense.
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
For the three months ended September 30, 2023, no collaboration costs were recorded by the Company. For the nine months ended September 30, 2023, the Company recorded $1.8 million in research and development expenses related to collaboration costs. For the three and nine months ended September 30, 2022, the Company recorded $0.6 million and $4.5 million, respectively, in research and development expenses related to the upfront payment and collaboration costs. For the three and nine months ended September 30, 2023, $0.4 million in costs were incurred related to the achievement of a milestone under the Antion Collaboration and License Agreement. For the three and nine months ended September 30, 2022, no costs were incurred related to the achievement of milestone under the Antion Collaboration and License Agreement.
As of September 30, 2023 and December 31, 2022, research and development expenses recorded in accrued and other liabilities were $0.4 million and $0.5 million, respectively. As of September 30, 2023 and December 31, 2022, the Company's total equity investment in Antion was $4.0 million and $3.0 million, respectively, and is recognized in other long-term assets in the condensed consolidated balance sheets.
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
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of September 30, 2023 and December 31, 2022.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating lease liabilities
Current portion included in accrued and other current liabilities	$6,578	$6,002
Long-term portion of lease liabilities	90,102	95,122
Total operating lease liabilities	$96,680	$101,124
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$3,180	$3,177	$9,536	$8,476
Variable lease cost	587	616	1,950	1,468
Total lease costs	$3,767	$3,793	$11,486	$9,944
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2023 was $9.0 million and was included in net cash used in operating activities in the Company's condensed consolidated statements of cash flows.

The undiscounted future non-cancellable lease payments under the Company's operating leases as of September 30, 2023 were as follows:

Year ending December 31:	(In thousands)
2023 (remaining 3 months)	$3,036
2024	12,447
2025	12,627
2026	12,819
2027	13,257
2028 and thereafter	77,235
Total undiscounted lease payments	131,421
Less: Present value adjustment	(34,741)
Total	$96,680
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.89%. As of September 30, 2023, the weighted average remaining lease term for our operating leases is 9.27 years.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of September 30, 2023.
The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of September 30, 2023, the Company had non-cancellable purchase commitments of $4.0 million.
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

The Company’s total equity investment in Notch as of September 30, 2023 and December 31, 2022 was $5.4 million and $12.8 million, respectively, and the Company accounted for the investment using the equity method of accounting. During the three and nine months ended September 30, 2023 and 2022, the Company recognized its share of Notch's net loss under the other expenses caption within the condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recognized $3.0 million of impairment loss under the other expenses caption within the condensed consolidated statements of operations. No impairment loss was recorded in 2022.
Allogene Overland Biopharm (CY) Limited
In conjunction with the execution of the License Agreement with Allogene Overland (see Note 6), the Company also entered into a Share Purchase Agreement and Shareholders' Agreement with the joint venture company acquiring shares of Allogene Overland’s Seed Preferred Shares representing a 49% ownership interest in exchange for entering into a License Agreement which had a carrying value of zero. The Company accounts for its investment in Allogene Overland as an equity method investment at carrying value. The Company's total equity investment in Allogene Overland was zero as of September 30, 2023 and December 31, 2022.
The Company’s equity investment in Allogene Overland as of September 30, 2023 and December 31, 2022 had a zero carryover basis. Therefore, the Company did not account for its share of losses incurred by Allogene Overland. See Note 6 for further details.
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
As of September 30, 2023, there were 6,730,462 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
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

Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2022	17,569,575	$12.90	7.73	$6,658
Granted	9,300,276	5.13
Exercised	(782,538)	2.47		2,283
Forfeited	(4,097,851)	10.85
Balance, September 30, 2023	21,989,462	$10.37	7.61	$673
Exercisable, September 30, 2023	13,651,398	$12.33	6.95	$673
Vested and expected to vest, September 30, 2023	21,989,462	$10.37	7.61	$—
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on September 30, 2023. For the nine months ended September 30, 2023, the estimated weighted-average grant-date fair value of employee options granted was $3.45 per share. As of September 30, 2023, there was $67.0 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2 years, 198 days.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term in years	5.27 - 6.08	5.25 - 6.08
Expected volatility	73.18% - 73.85%	70.82% - 73.39%
Expected risk-free interest rate	3.45% - 4.30%	1.61% - 3.49%
Expected dividend	0%	0%
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
Expected exercise barrier— The modified options are assumed to be exercised upon vesting and when the ratio of stock market price to exercise price reaches 2.57, or expiration, whichever is earlier.

Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2022	5,493,406	$16.86	1.54	$34,554
Granted	11,215,162	4.70	2.0
Vested	(1,545,458)	18.49
Forfeited	(2,993,273)	9.35
Unvested September 30, 2023	12,169,837	$7.29	2.14	$38,578
Vested and expected to vest, September 30, 2023	12,169,837	$7.29	2.14	$38,578
As of September 30, 2023, there was $60.1 million of unrecognized stock-based compensation related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2 years, 176 days.
For the nine months ended September 30, 2023, the Company granted 3,069,751 performance-based restricted stock units and 1,994,125 restricted stock units with a market condition to certain executive officers and other employees pursuant to the 2018 Plan. These awards are subject to the holders' continuous service to the Company through each applicable vesting event. Through September 30, 2023, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the quarter ended September 30, 2023. The Company recognized $1.5 million in stock-based compensation expense related to the restricted units with a market condition for the nine months ended September 30, 2023.
Total stock-based compensation expense related to stock options, restricted stock units, employee stock purchase plan and vesting of the founders’ common stock was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$6,733	$11,016	$22,849	$35,068
General and administrative	8,621	10,132	27,869	31,286
Total stock-based compensation	$15,354	$21,148	$50,718	$66,354
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the Prior 2018 Plan and the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities for the current portion, and other long-term liabilities for the non-current portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. In May 2021, 293,594 options were early exercised, resulting in proceeds of $5.3 million. As of September 30, 2023 and December 31, 2022, there was $1.1 million and $1.9 million, respectively, recorded in accrued and other liabilities and zero and $0.6 million, respectively, recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the condensed consolidated financial statements but the shares which are subject to future vesting conditions are not included in the calculation of earnings per share.
10.         Related Party Transactions
Collaboration Revenue

In December 2020, the Company entered into a license agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). The license agreement was subsequently assigned to a wholly-owned subsidiary of Allogene Overland, Allogene Overland BioPharm (HK) Limited. On April 1, 2022, Allogene Overland HK assigned the license agreement to Allogene Overland Biopharm (PRC) Co., Limited. For the three and nine months ended September 30, 2023, the Company recognized less than $0.1 million and $0.1 million, respectively, of collaboration revenue under this agreement. For the three and nine months ended September 30, 2022, the Company recognized less than $0.1 million and $0.2 million, respectively, of collaboration revenue.
For the three months ended September 30, 2023, no net cost recoveries were recorded by the Company. For the nine months ended September 30, 2023, the Company recorded less than $0.1 million of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses. For the three and nine months ended September 30, 2022, the Company recorded $0.3 million and $0.6 million, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses.
Sublease Agreement
In December 2018, the Company entered into a sublease with Bellco Capital LLC (Bellco) for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. In November 2021, the sublease was extended to June 30, 2025. The sublease was amended, effective in July 2022, to move to a nearby location, with office space of 737 square feet. The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco Capital Advisors Inc. The total right of use asset and associated liability recorded related to this related party lease was $0.1 million and $0.2 million at September 30, 2023 and December 31, 2022, respectively.
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
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting, LLC (Two River), a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chair of the board of directors, and a director of the Company to provide various managerial, clinical development, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. The costs incurred for services provided under this agreement were $0.1 million and $0.6 million for the three and nine months ended September 30, 2022, respectively.
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun, the Company's executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out-of-pocket expenses incurred in performing the services. The costs incurred for services provided, bonus, and out-of-pocket expenses incurred under this consulting agreement were $0.3 million and $0.7 million for the three and nine months ended September 30, 2023, respectively. The costs incurred for services provided and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively.
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

12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	September 30,
	2023	2022
Stock options to purchase common stock	21,989,462	18,122,447
Restricted stock units subject to vesting	12,169,837	6,108,670
Expected shares to be purchased under Employee Stock Purchase Plan	1,289,434	750,317
Early exercised stock options subject to future vesting	58,360	162,532
Total	35,507,093	25,143,966

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
In the first quarter of 2023, we initiated the EXPAND trial, which is expected to enroll approximately 70 patients with R/R LBCL and is intended to demonstrate the overall contribution of ALLO-647 to the benefit to risk ratio of the lymphodepletion regimen for ALLO-501A. Patients will be randomized to receive the same single 120 million CAR+ cell dose of ALLO-501A as in the ALPHA2 trial and either lymphodepletion with fludarabine and cyclophosphamide (control arm) or the lymphodepletion regimen of the ALPHA2 trial (active arm). The primary endpoint of this trial is progression free survival, and the key secondary endpoints are ORR, DoR, and the safety of ALLO-647. Assuming favorable outcomes and subject to FDA discussions, we plan to seek FDA approval of ALLO-501A and ALLO-647 on the basis of the ALPHA2 trial and the EXPAND companion trial.
We are sponsoring two clinical trials in adult patients with R/R multiple myeloma, a Phase 1 clinical trial (the UNIVERSAL trial) of ALLO-715 and a Phase 1 clinical trial (the IGNITE trial) of ALLO-605, our first product candidate to incorporate our TurboCARTM technology. TurboCARTM technology allows cytokine signaling to be engineered selectively into CAR T cells and has shown the ability to improve the potency and persistence of the cells and to delay exhaustion of the cells in preclinical models. We are currently reviewing and optimizing the manufacturing process for our BCMA program and are not enrolling patients in the UNIVERSAL and IGNITE trials at this time.
Our Phase 1 clinical trial (the TRAVERSE trial) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic clear cell renal cell carcinoma (ccRCC) is ongoing. Subject to ongoing results in the TRAVERSE trial, we intend to complete planned dose exploration and initiate expansion cohort enrollment in early 2024.
Since inception, we have had significant operating losses. Our net losses were $61.3 million and $238.0 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, we had an accumulated deficit of $1.5 billion. As of September 30, 2023, we had $497.7 million in cash and cash equivalents and investments and we expect our cash runway to fund operations into 2H 2025. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
Recent Developments
We continue enrollment in the potentially pivotal Phase 2 ALPHA2 trial of ALLO-501A in relapsed/refractory (R/R) large B cell lymphoma (LBCL). In addition to previous regulatory approvals to initiate the ALPHA2 trial in the U.S. and Canada, during the third quarter of 2023, we received regulatory approvals to expand this trial to include European and Australian clinical trial sites, and we have initiated the trial at a number of sites. We expect to complete enrollment in the first half of 2024 with the first data readout planned by the end of 2024.
We also continue enrollment in our EXPAND trial, which is expected to support licensure of ALLO-647, the Company’s anti-CD52 monoclonal antibody used in conjunction with standard low-dose FC (fludarabine, 30 mg/m2 and cyclophosphamide 300 mg/m2, daily for 3 days) lymphodepletion regimens. In addition to previous regulatory approval to initiate the EXPAND trial in the U.S., during the third quarter of 2023, we received regulatory approval to include European clinical trial sites and have opened enrollment in that region.

Effective August 2, 2023, Eric T. Schmidt, Ph.D. resigned from his position as our Chief Financial Officer and on October 16, 2023, we appointed Geoffrey Parker as our Chief Financial Officer. On August 14, 2023, we appointed Earl Douglas as our General Counsel.

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
As of September 30, 2023, our revenue has been exclusively generated from our collaboration and license agreement with Allogene Overland Biopharm (PRC) Co., Limited. See Note 6 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the Allogene Overland Biopharm (PRC) Co., Limited agreement.
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
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three and nine months ended September 30, 2023 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year to date relate to costs incurred for the development of our most advanced product candidates and include:
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
Other Income (Expenses)
Other income (expenses) consists of non-operating income and expenses, including primarily our share of net losses for the period from, and impairment of, our equity method investments.
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022

The following sets forth our results of operations for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Collaboration revenue - related party	$43	$49	$(6)	(12)%
Operating expenses:
Research and development	45,977	63,641	(17,664)	(28)%
General and administrative	17,041	18,897	(1,856)	(10)%
Total operating expenses	63,018	82,538	(19,520)	(24)%
Loss from operations	(62,975)	(82,489)	19,514	(24)%
Other income (expense), net:
Interest and other income, net	6,205	1,002	5,203	*
Other expenses	(4,545)	(1,661)	(2,884)	*
Total other income (expense), net	1,660	(659)	2,319	*
Net Loss	$(61,315)	$(83,148)	$21,833	(26)%
* Change in excess of 100%
Collaboration revenue - related party
Collaboration revenue was less than $0.1 million for the three months ended September 30, 2023 and 2022. Revenue recognized in the three months ended September 30, 2023 and 2022 was due to the delivery of the know-how performance obligations related to the License Agreement entered into with Allogene Overland on December 14, 2020.
Research and Development Expenses
Research and development expenses were $46.0 million and $63.6 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $17.7 million was driven primarily by a decrease in external costs relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs of $10.3 million and a decrease in personnel related costs of $6.6 million, of which $4.3 million was stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses were $17.0 million and $18.9 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $1.9 million was primarily due to a decrease in personnel related costs of $2.1 million, of which $1.5 million was stock-based compensation expense.
Interest and Other Income, Net
Interest and other income, net was $6.2 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $5.2 million was due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Comparison of the Nine Months Ended September 30, 2023 and 2022

The following sets forth our results of operations for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Collaboration revenue - related party	$139	$196	$(57)	(29)%
Operating expenses:
Research and development	188,253	180,968	7,285	4%
General and administrative	54,449	58,303	(3,854)	(7)%
Total operating expenses	242,702	239,271	3,431	1%
Loss from operations	(242,563)	(239,075)	(3,488)	1%
Other income (expense), net:
Interest and other income, net	12,042	1,809	10,233	*
Other expenses	(7,487)	(519)	(6,968)	*
Total other income (expense), net	4,555	1,290	3,265	*
Net Loss	$(238,008)	$(237,785)	$(223)	—%
* Change in excess of 100%
Collaboration revenue - related party
Collaboration revenue was $0.1 million for the nine months ended September 30, 2023 and 2022. Revenue recognized in the nine months ended September 30, 2023 and 2022 was due to the delivery of the know-how performance obligations related to the License Agreement entered into with Allogene Overland on December 14, 2020.
Research and Development Expenses
Research and development expenses were $188.3 million and $181.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $7.3 million was driven primarily by a decrease in Servier cost recoveries of $19.7 million and an increase in facilities costs of $1.7 million, offset by a decrease in personnel related costs of $10.9 million, of which $12.2 million was a decrease in stock-based compensation expense, and a decrease in external costs relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs of $3.0 million.
General and Administrative Expenses
General and administrative expenses were $54.4 million and $58.3 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $3.9 million was primarily due to a decrease in personnel related costs of $3.5 million, of which $3.4 million was stock-based compensation expense.
Interest and Other Income, Net
Interest and other income, net was $12.0 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $10.2 million was due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Liquidity and Capital Resources
To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2023, we had $497.7 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, and upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Allogene Overland. In connection with our IPO in 2018, we sold an aggregate of 20,700,000 shares of our common stock (inclusive of 2,700,000 shares of common stock pursuant to the over-allotment option granted to the underwriters) at a price of $18.00 per share and received approximately $343.3 million in net proceeds. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended on November 2, 2022 and November 2, 2023, under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings. During the year ended December 31, 2019, we sold an aggregate of 1,965,082 shares of common stock in ATM offerings resulting in net proceeds of $54.2 million. During the year ended December 31, 2020, we sold an aggregate of 848,663 shares of common stock in ATM offerings resulting in net proceeds of $26.2 million. During the nine months ended September 30, 2023, we sold an aggregate of 20,894,565 shares of common stock in ATM offerings resulting in net proceeds of $91.1 million. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement.
In June 2020, we sold 13,457,447 shares of our common stock, which included 1,755,319 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $47.00 per share, which resulted in net proceeds of approximately $595.7 million after deducting the underwriting discounts and commissions and other expenses.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(184,026)	$(158,423)
Investing activities	95,828	56,562
Financing activities	95,540	2,904
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,342	$(98,957)
Operating Activities
During the nine months ended September 30, 2023, cash used in operating activities of $184.0 million was attributable to a net loss of $238.0 million, partially offset by non-cash charges of $65.9 million and an increase of $11.9 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation expense of $50.7 million, depreciation of $10.7 million, our share of equity investments' net losses and impairment for the period of $7.5 million, net amortization and accretion on investment securities of $3.5 million, and non-cash rent expense of $0.5 million. The change in operating assets and liabilities was primarily due to a $7.2 million decrease in accounts payable, a $7.1 million decrease in accrued and other current liabilities, a $0.6 million decrease in deferred revenue, and a $0.4 million increase in other long-term assets, offset by a $3.6 million decrease in prepaid expenses and other current assets.
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
Investing Activities
During the nine months ended September 30, 2023, net cash provided by investing activities of $95.8 million was related to cash provided by investment maturities of $461.5 million and cash provided by investment sales of $5.6 million, offset by cash used in purchases of investments of $369.9 million and cash used in the purchase of property and equipment of $1.3 million.

During the nine months ended September 30, 2022, net cash provided by investing activities of $56.6 million was related to cash provided by investment maturities of $260.4 million, offset by cash used in purchases of investments of $200.3 million and cash used in the purchase of property and equipment of $3.5 million.
Financing Activities
During the nine months ended September 30, 2023, cash provided by financing activities of $95.5 million was related to $91.1 million in net proceeds from the issuance of common stock through ATM transactions, $2.5 million of cash provided by the sale of common stock through our employee stock purchase plan, and $1.9 million of cash provided by the issuance of common stock upon exercise of stock options.
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
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of September 30, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our condensed consolidated financial statements included elsewhere in this report.
Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in South San Francisco, California, as well as lease payments on our cell manufacturing facility in Newark, California. For additional information regarding our lease obligations, see Note 7 to our condensed consolidated financial statements included elsewhere in this report.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of September 30, 2023, we had non-cancellable purchase commitments of $4.0 million.
On October 6, 2020, we announced we entered into a strategic five-year collaboration agreement with MD Anderson for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. We and MD Anderson are collaborating on the design and conduct of preclinical and clinical studies with oversight from a joint steering committee. Under the terms of the agreement, we have committed up to $15.0 million of funding for the duration of the agreement. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance. We made an upfront payment of $3.0 million to MD Anderson in the year ended December 31, 2020 and made an additional upfront payment of $3.0 million to MD Anderson in October 2023. We are obligated to make further payments to MD Anderson each year upon the anniversary of the agreement effective date through the duration of the agreement term. The agreement may be terminated by either party for material breach by the other party. Individual studies may be terminated for, among other things, material breach, health and safety concerns or where the institutional review board, the review board at the clinical site with oversight of the clinical study, requests termination of any study. Where any legal or regulatory authorization is finally withdrawn or terminated, the relevant study will also terminate automatically.
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
Interest Rate Risk
Our cash and cash equivalents and investments of $497.7 million as of September 30, 2023 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on September 30, 2023 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of September 30, 2023, we had no receivables denominated in foreign currency.

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
Other than as discussed above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and the likelihood of obtaining regulatory approval.
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
Risks Related to Our Business and Industry
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2022, we reported a net loss of $332.6 million. For the nine months ended September 30, 2023, we reported a net loss of $238.0 million. As of September 30, 2023, we had an accumulated deficit of $1.5 billion.
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
Gene-editing is a relatively new technology, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.*
Cellectis’s TALEN technology involves a relatively new approach to gene editing, using sequence-specific DNA-cutting enzymes, or nucleases, to perform precise and stable modifications in the DNA of living-cells and organisms. Cellectis has not created nucleases for all gene sequences that we may seek to target, and Cellectis may not agree to or have difficulty creating nucleases for other gene sequences that we may seek to target, which could limit the usefulness of this technology. This technology may also not be shown to be effective in clinical studies that Cellectis, we or other licensees of Cellectis technology may conduct, or may be associated with safety issues that may negatively affect our development programs. For instance, gene-editing may create unintended changes to the DNA such as a non-target site gene-editing, a large deletion, or a DNA translocation, any of which could lead to oncogenesis. In our ALPHA2 trial, we observed a chromosomal abnormality, and the FDA placed our clinical trials on hold following this observation. While our investigation concluded that gene editing was not responsible for the chromosomal abnormality and the hold was resolved, we may discover future abnormalities caused by gene editing or other factors that would impact our development plans. The gene editing of our product candidates may also not be successful in limiting the risk of GvHD or premature rejection by the patient.
In addition, the gene-editing industry is rapidly developing, and our competitors may introduce new technologies that render our technology obsolete or less attractive. New technology could emerge at any point in the development cycle of our product candidates. As competitors use or develop new technologies, any failures of such technology could adversely impact our program. We also may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost, and which would delay our development programs. In addition, our competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. If we are unable to maintain technological advancements consistent with industry standards, our operations and financial condition may be adversely affected.
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
Servier’s discontinuation of its involvement in the development of CD19 Products and Servier's disputes with us and Cellectis may have adverse consequences.*
On September 15, 2022, Servier sent a notice of discontinuation (Discontinuation) of its involvement in the development of all CD19 Products pursuant to the Servier Agreement. Despite there being no obligation under the terms of the Servier Agreement to do so, Servier believes that we had to exercise the Ex-US Option within a limited timeframe that passed. Servier also communicated to us that it believes it does not have to contribute to development costs 90 days from its notice of discontinuation, pending our exercise of the Ex-US Option. We disagree with these assertions relating to both the maintenance of the Ex-US Option as well as contribution to development costs during our consideration of the Ex-US Option. Any failure of Servier to fulfill its obligations may be harmful to us.
Servier also licenses certain rights to the CD19 Products from Cellectis and sublicenses those rights to us. Cellectis has challenged certain performance by Servier and has also challenged the ability of Servier to grant a world-wide sublicense pursuant to our Ex-US Option. Servier’s Discontinuation and any subsequent actions may further strain our relationship with Servier, as well as the relationships between Servier and Cellectis, and between us and Cellectis. Any failure to resolve Cellectis challenges could impact our agreement with Servier and could have a significant adverse impact on our business, financial condition and prospects.
Additionally, in December 2022, Servier sent us a notice for material breach due to our purported refusal to allow an audit of certain manufacturing costs under our cost share arrangement. While we do not believe Servier has such an audit right, we submitted to a review of our manufacturing costs of CD19 Products to recover outstanding manufacturing costs owed by Servier to us. In July 2023, Servier sent us a second notice for material breach alleging that we overcharged Servier based on Servier and its accounting firm’s review of costs eligible for cost-sharing under the Servier Agreement. We disagree with the material breach allegations and we are disputing such allegations. Absent a resolution between the parties, disputed matters may be resolved in arbitration as specified in the Servier Agreement. While we intend to vigorously pursue our rights and remedies to dispute Servier’s allegations and enforce our contractual rights, any legal outcome is inherently uncertain, will add to our costs and divert management time, and could result in a termination of the Servier Agreement which would have a significant adverse impact on our business, financial condition, and prospects.
Our product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and the likelihood of obtaining regulatory approval.*
We have concentrated our research, development and manufacturing efforts on our engineered allogeneic T cell therapy and our future success depends on the successful development of this therapeutic approach. We are in the early stages of developing our platform and we have experienced significant development challenges, such as with the prior clinical hold by the FDA, and there can be no assurance that any development problems we have now or experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial facilities or partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For instance, it will take additional time and expense to transfer any product manufacturing to CF1 and optimize manufacturing for our BCMA program, each of which may be further delayed if we are unable to meet regulatory conditions.
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
We are also advancing product candidates against unexplored targets and with new technology. For example, in our TRAVERSE trial we are advancing ALLO-316 against a target, CD70, that has not been validated by any autologous CAR T therapies. ALLO-316 may have limited efficacy, even accounting for the selection of patients with CD70 positive tumors, or have off-target toxicities. Since CD70 is found on activated T and other immune cells, ALLO-316 may also cause fratricide resulting in the loss of ALLO-316 cells or may deplete host T or other immune cells. This may increase the risk of prolonged blood cell count suppression (cytopenia) or other adverse events including infections or inflammatory conditions such as immune effector cell hemophagocytic lymphohistiocytosis-like syndrome (IEC-HS), which has been experienced in the TRAVERSE trial.
The clinical study requirements of the FDA, European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. We face additional challenges in obtaining regulatory approval for ALLO-647, which we use as part of our lymphodepletion regimen, and for which we would seek to obtain approval concurrently with approval of a CAR T cell product candidate. Approvals by the EMA and FDA for existing autologous CAR T therapies, such as Kymriah and Yescarta, may not be indicative of what these regulators may require for approval of our therapies. Also, the use of healthy donor material in our allogeneic CAR T product candidates may create product variability challenges for us, and we do not yet fully understand the impact of donor variability on clinical outcomes.
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

Our product candidates may cause undesirable side effects or have other properties that have halted and could in the future halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.*
Future undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T therapies and those under development have shown frequent rates of CRS, neurotoxicity, serious infections, prolonged cytopenia and hypogammaglobulinemia, hemophagocytic lymphohistiocytosis/macrophage activation syndrome (HLH/MAS) and adverse events have resulted in the death of patients. We have observed certain of these adverse events for our allogeneic CAR T product candidates. Other adverse events could also emerge in autologous CAR T therapies over time. For instance, patients who received an autologous anti-BCMA CAR T cell therapy have experienced neurocognitive and hypokinetic movement disorder with features of Parkinson's disease that emerged months after treatment and may have been due to BCMA expression within the brain. Our anti-BCMA product candidates have the risk of causing similar adverse events.
Our allogeneic CAR T cell product candidates may also cause unique adverse events related to the differences between the donor and patients, such as GvHD or infusion reactions. In addition, we utilize a lymphodepletion regimen, which generally includes fludarabine, cyclophosphamide and ALLO-647, that may cause serious adverse events. For instance, because the regimen will cause a transient and sometimes prolonged immune suppression, patients will have an increased risk of infection that may be unable to be cleared by the patient and ultimately lead to other serious adverse events or death. Our lymphodepletion regimen has caused and may also cause prolonged cytopenia and aplastic anemia. We are also exploring various dosing strategies for lymphodepletion in our clinical trials, such as including varying doses of the chemotherapy agents and/or ALLO-647 or eliminating one or more of the agents, which may alter the risk of serious adverse events or have other undesirable outcomes such as a reduction of the efficacy of treatment.
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
As we treat and re-treat more patients with our product candidates in our clinical trials, new less common side effects may also emerge or increased incidence of previously observed side effects may occur. There is a risk that the FDA may not agree that sufficient mitigating procedures are included in our protocols to address such side effects, and FDA may impose a clinical hold as it evaluates risks associated with such side effects and/or as we work with the agency to implement protocol amendments to appropriately manage such side effects. For instance, we observed a chromosomal abnormality that led to a previous clinical hold on our clinical trials. While our investigation concluded that the chromosomal abnormality had no clinical significance and was unrelated to our manufacturing process, our manufacturing process includes gene engineering by using lentivirus and TALEN nucleases that may in the future cause insertion, deletion, or chromosomal translocation that may result in allogeneic CAR T cells to proliferate uncontrollably and adverse events. In addition, we have observed liver enzyme elevations, including one adverse event – autoimmune hepatitis – that qualified as a dose-limiting toxicity in our TRAVERSE trial.
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
•the competition from approved products in the same or other lines of therapy and and/or disease indications and from product candidates in other clinical trials; and
•the risk that patients enrolled in clinical trials will drop out of the trials before the infusion of our product candidates or trial completion.
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
Our projections of both the number of patients who have the cancers we are targeting, as well as the subset of patients with these cancers in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies or therapies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited, such as due to the eligibility criteria of our trials, or may not be amenable to treatment with our product candidates. For instance, we expect ALLO-501A to initially target a small patient population that suffers from R/R NHL. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.
Our development strategy relies on incorporating an anti-CD52 monoclonal antibody as part of the lymphodepletion preconditioning regimen prior to infusing allogeneic CAR T cell product candidates.*
We utilize an anti-CD52 monoclonal antibody as part of a lymphodepletion regimen to be infused prior to infusing our product candidates. The anti-CD52 antibody may reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which such engineered allogeneic T cells can actively target and destroy cancer cells. However, the antibody may not have the benefits that we anticipate and could have adverse effects. For instance, our lymphodepletion regimen, including using an anti-CD52 antibody, will cause immune suppression that can be of unpredictable depth and duration and that may be associated with an increased risk of infection, such as to common viral or bacterial or opportunistic pathogens, that may be unable to be cleared and ultimately lead to other serious adverse events or death.
In the prior CALM and PALL trials, a commercially available monoclonal antibody, alemtuzumab, that binds CD52 was used. Alemtuzumab is known to have risk of causing certain adverse events. In 2020, the EMA completed a pharmacovigilance review of alemtuzumab in the context of the treatment of multiple sclerosis following reports of immune-mediated conditions and problems affecting the heart and blood vessels, including fatal cases. The EMA recommended that alemtuzumab should not be used in patients with certain heart, circulation or bleeding disorders or in patients who have autoimmune disorders other than multiple sclerosis. The EMA also recommended that alemtuzumab only be given in a hospital with ready access to intensive care facilities and specialists who can manage serious adverse reactions. The use of our anti-CD52 antibody may result in the same or similar adverse events as alemtuzumab, and we have chosen to administer our product candidates at specialized centers, which are experienced at managing patients with advanced malignancies as well as toxicities associated with immunomodulatory therapies, which significantly limits the sites that are eligible to participate in our clinical trials. If the EMA or other regulatory agencies further limit the use of alemtuzumab or anti-CD52 antibodies, our clinical program would be adversely affected.
To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647, which we use in our clinical trials. ALLO-647 may cause serious adverse events that alemtuzumab may cause, including fatal adverse events, infusion related reactions, immune thrombocytopenia, glomerular nephropathies, thyroid disorders, autoimmune cytopenias, autoimmune hepatitis, hemophagocytic lymphohistiocytosis, acquired hemophilia, infections, stroke, and progressive multifocal leukoencephalopathy. In addition, we are exploring various dosing strategies for lymphodepletion in our clinical trials, such as including varying doses of the chemotherapy agents and/or ALLO-647 or eliminating one or more of the agents, which may alter the risk of serious adverse events or have other undesirable outcomes such as a reduction of the efficacy of treatment. Additionally, our experimental lymphodepletion regimens may show different safety profiles when paired with different allogeneic CAR T product candidates such that regimens deemed safe with one CAR T product candidate may be determined to be associated with unacceptable toxicity when combined with another CAR T candidate or with the same candidate in a different patient population. If observed, these differences may require additional clinical exploration and may cause delays in the execution or termination of development campaigns. See the section entitled "Business—Product Pipeline and Development Strategy" included in our Annual Report for information on safety events.

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
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, including our Executive Chair, our President and Chief Executive Officer, our Executive Vice President, Research & Development and Chief Medical Officer, our Executive Vice President, Chief Technical Officer, our Chief Financial Officer, and our General Counsel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock unit (RSU) awards that vest over time. The value to employees of stock options and RSU awards that vest over time have been significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We completed an option exchange program in July 2022 to alleviate the significant number of employee options that were underwater at that time. Our stock price has significantly declined since the option exchange program and a significant number of our employee options remain underwater and may not provide the intended incentive for employees to remain at our company. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.

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
Additionally, foreign acquisitions and joint ventures are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries. For instance, our joint venture with Overland Pharmaceuticals (CY) Inc. has faced challenges relating to the regulatory and competitive environment in China for allogeneic CAR T products, as well as challenges within the capital markets for financing allogeneic CAR T development. Our joint venture may face manufacturing difficulties, such as from changes in raw materials or processes due to local regulations, or delivering our licensed product candidates in China, Taiwan, South Korea or Singapore, which could prevent any development or commercialization of our licensed product candidates in the region. The joint venture will also require significant operational and financial support in the future by us or third parties, and any future financing of the joint venture would increase our expenses or dilute our ownership in the joint venture. We may also face unknown liabilities due to supporting our joint venture, such as due to any misuse of materials supplied to our joint venture.
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
As of September 30, 2023, we had $497.7 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and our stock price has faced extreme volatility and has declined. To the extent that we raise additional capital through the sale of equity or convertible debt securities or to the extent that we may issue equity securities in connection with a strategic transaction, the ownership interest of our stockholders will be diluted. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.
Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
If our security measures, or those of our CROs, CMOs, collaborators, contractors, consultants or other third parties upon whom we rely, are compromised or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience a material adverse impact.*
In the ordinary course of our business, we may collect, process, receive, store, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) proprietary, confidential and sensitive information, including personal data (including health information), intellectual property, trade secrets, information we collect about patients in connection with clinical trials, and proprietary business information owned or controlled by ourselves or other parties (collectively, sensitive information). We rely upon certain third parties, such as CROs and CMOs, to process our proprietary, confidential and sensitive information. We may also share or receive sensitive information with our partners, CROs, CMOs, or other third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may also experience adverse consequences.
Our information technology systems and those of our CROs, CMOs, collaborators, contractors, consultants or other third parties are vulnerable to damage from computer viruses, unauthorized access, cybersecurity threats, and telecommunication and electrical failures. In addition, as many of our employees work from home at least part of the time and utilize network connections outside our premises, at home, or in transit, this poses increased risks to our information technology systems and data. Cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” “hacktivists,” organized criminal threat actors, threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce and distribute our product candidates. We and the third parties upon which we rely are subject to a variety of evolving threats, including social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service credential stuffing attacks, credential harvesting, viruses, ransomware, supply chain attacks, personnel misconduct or error, attacks enhanced or facilitated by AI, and other similar threats. We may also be the subject of software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures or other similar issues. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruptions to our clinical trials, loss of data (including data related to clinical trials), significant expense to restore data or systems, reputational loss and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
We may be unable to detect and remediate vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred, meaning that such vulnerabilities could be exploited. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. We may also face heightened physical and information technology risks due to our sharing office space with other tenants at certain of our sites. Any failure to prevent or mitigate security incidents or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal, and international law and may cause a material adverse impact to our reputation, affect our ability to conduct our clinical trials and potentially disrupt our business.
Applicable data protection laws, privacy policies, data protection obligations and public company disclosure obligations may require us to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may also experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims) and mass arbitration; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*
In addition to the business disruptions caused by the COVID-19 pandemic or cybersecurity attacks described above, our operations, and those of our CMOs, CROs, clinical trial sites and other contractors and consultants, could be subject to other disruptions, including those caused by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, tsunamis, typhoons, fires, extreme weather conditions, medical epidemics, future resurgences of COVID-19, wars and other geopolitical conflicts (such as Russia's military action against Ukraine and the Israel–Hamas conflict), bank failures, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to enforcement or litigation (including class claims) and mass arbitration demands, fines or penalties, a disruption of clinical trials or commercialization of products, reputational harm, or other adverse business effects.*
In the ordinary course of business, we process sensitive information. Accordingly, we are, or may become, subject to numerous federal, state, local and foreign data privacy and security laws, regulations, guidance, and industry standards as well as external and internal privacy and security policies, contracts and other obligations that apply to our processing of personal data and the processing of personal data on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health

Act (HITECH), and their respective implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors.
In addition, the California Consumer Privacy Act (CCPA) applies to personal information of consumers, business representatives, and employees who are California residents, and creates individual privacy rights and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide disclosures to California residents, affords California residents certain rights related to their personal data, including the right to opt-out of certain sales of personal data, and allows for a new cause of action for certain data breaches. Although there are limited exemptions for clinical trial data under the CCPA, as our business progresses, the CCPA may become applicable and significantly impact our business activities and exemplifies the vulnerability of our business to evolving regulatory environment related to personal data and protected health information. Furthermore, the California Privacy Rights Act of 2020 (CPRA), expands the CCPA’s requirements, including by applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. In addition, other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside the United States, there are an increasing number of laws, regulations and industry standards concerning governing privacy, data protection, information security and cross-border personal data transfers. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR) (collectively, GDPR), and China’s Personal Information Protection Law (PIPL) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20,000,000 under the EU GDPR / 17.5 million pounds sterling under the UK GDPR, or up to 4% annual total revenue, in each case, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expenses. European regulators have also ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations. Australia’s Privacy Act may also apply to our operations.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, the inability to transfer data and work with partners, vendors and other third parties, increased exposure to regulatory actions, substantial fines, and injunctions against processing personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have also ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies and other statements regarding data privacy and security. If any of our privacy policies or related materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
Although we endeavor to comply with all applicable privacy and security obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, third-party collaborators, service providers, contractors or consultants fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party service provider to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits and inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
If we or our third-party suppliers use hazardous, non-hazardous, biological or other materials in a manner that causes injury or violates applicable law, we may be liable for damages.*
Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials. We and our suppliers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials, and there is a risk of contamination or injury resulting from medical or hazardous materials. For instance, we have had and may continue to have environmental notice of violations at our manufacturing facility. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. In addition, we have commenced shipment of certain materials to our joint venture with Overland Pharmaceuticals (CY) Inc. in China and any violation by our joint venture in the use, manufacture, storage, handling and disposal under foreign law may subject us to additional liability.
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
We could also encounter future delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by any Data Safety Monitoring Committee. The FDA’s review of our data of our clinical trials may, depending on the data, also result in the delay, suspension or termination of one or more of our clinical trials, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.
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
Complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. For example, in the EU a special committee called the Committee for Advanced Therapies (CAT) was established within the EMA in accordance with Regulation (EC) No 1394/2007 on advanced-therapy medicinal products (ATMPs) to assess the quality, safety and efficacy of ATMPs, and to follow scientific developments in the field. ATMPs include gene therapy products as well as somatic cell therapy products and tissue engineered products. In this regard, on May 28, 2014, the EMA issued a recommendation that UCART19 be considered a gene therapy product under Regulation (EC) No 1394/2007 on ATMPs. We believe our product candidates may receive a similar recommendation.
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
If the FDA grants accelerated approval for our product candidates, as a condition for accelerated approval, the FDA may require us to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. The FDA may ultimately refuse to grant accelerated approval for our product candidates and require a Phase 3 clinical trial prior to approval, particularly since our product candidates represent a novel treatment. In addition, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA or other regulatory agencies requesting additional studies to show that our product candidate is superior to the new products.
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
In addition, the FDA is requiring us to demonstrate the overall contribution of ALLO-647 to the benefit to risk ratio of the lymphodepletion regimen for ALLO-501A. We plan to assess ALLO-647 in a separate potentially registrational trial, the EXPAND trial, which is ongoing. Some clinical trial sites have elected not to participate, and we cannot be certain when or whether we will be able to successfully enroll the EXPAND trial in a timely manner or that the outcome of this study will support FDA approval. For instance, enrolling two studies, ALPHA2 and EXPAND, that target the same indication may delay enrollment completion, and difference in data between the trials would introduce other regulatory review complications that would adversely impact both trials. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic CAR T cell product candidates.
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

For example, Servier has sent us a notice for material breach alleging that we overcharged them for costs eligible for cost-sharing under our license agreement with them. In addition, the parties are disputing the impact of Servier’s discontinuation of ex-US development on the parties’ rights and obligations under the license agreement. If we are unable to resolve our dispute with Servier, or if other disputes arise over intellectual property that we have licensed, or license in the future, it could prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, and we may be unable to successfully develop and commercialize the affected product candidates.
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
Confidentiality agreements with employees, Allogene Overland and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.*
In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. Although we require all of our employees to assign their inventions to us, and require all of our employees and key consultants who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. For example, we have and may continue to transfer technology to Allogene Overland or its affiliates in certain developing countries, and we cannot be certain that we or Allogene Overland or any of its affiliates will be able to protect or enforce any proprietary rights in these countries. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.
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
Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine, and in October 2023, Hamas attacked Israel. In both cases, ongoing conflicts have ensued. In response to the Russian invasion, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, these conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.
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

5.1	Opinion of Cooley LLP.

10.1	Employment Letter of Agreement, dated August 11, 2023, by and between the Registrant and Earl Douglas.

10.2	Employment Letter of Agreement, dated October 12, 2023, by and between the Registrant and Geoffrey Parker.

10.3†‡	Asset Contribution Agreement, dated April 2, 2018, by and between the Registrant and Pfizer Inc.

10.4	Amendment No. 2 to Sales Agreement, dated November 2, 2023, by and between the Registrant and Cowen and Company, LLC.

23.1	Consent of Cooley LLP (included in Exhibit 5.1).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

__________________________
†            Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
‡          Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2023	By:	/s/ David Chang
David Chang, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Geoffrey Parker
Geoffrey Parker
Chief Financial Officer (Principal Financial and Accounting Officer)