Form 10-K/A
period 2022-12-31
Allogene Therapeutics, Inc.
filed 2024-03-14
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K/A
_______________(Amendment No. 1)__________________
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

Large accelerated filer	☒*	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐
* Determination as of the filing of the original Annual Report on Form 10-K for the year ended December 31, 2022 (the “Original Form 10-K”).

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter, as of the Original Form 10-K filing) was approximately $1,009 million based on the closing price of the registrant’s common stock on June 30, 2022 of $11.40 per share, as reported by The Nasdaq Global Select Market.
The number of shares of Registrant’s Common Stock outstanding as of February 24, 2023 was 144,497,383.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 24, 2023, are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE
Allogene Therapeutics, Inc. (the Company) is filing this Amendment No. 1 on Form 10-K/A (this Amended Annual Report) to amend and restate its financial statements and related footnote information as of December 31, 2022 and 2021 and for the three years ended December 31, 2022 (the Restated Financial Statements), previously included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on February 28, 2023 (the Original Report). This Amended Annual Report also amends certain other information in the Original Report, as listed in “Items Amended in this Amended Annual Report” below.
Restatement Background
As described in our Current Report on Form 8-K filed with the SEC on February 16, 2024, the Company received a comment letter (Comment Letter) from the staff of the Division of Corporation Finance of the SEC relating to its Original Report. The Comment Letter included comments related to the Company’s accounting for Allogene Overland Biopharm (CY) Limited (Allogene Overland), a joint venture established by the Company and Overland Pharmaceuticals (CY) Inc. (Overland) pursuant to a Share Purchase Agreement entered into on December 14, 2020 (Share Purchase Agreement), and also related to the associated Exclusive License Agreement between the Company and Allogene Overland entered into on December 14, 2020 (License Agreement) for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore. Pursuant to the Share Purchase Agreement, the Company acquired shares of Seed Preferred Stock in Allogene Overland (Seed Preferred Shares) representing 49% of Allogene Overland’s outstanding stock as partial consideration for the License Agreement, and Overland acquired Seed Preferred Shares representing 51% of Allogene Overland’s outstanding stock for which Overland committed to pay $117.0 million to Allogene Overland, which included an upfront payment and certain quarterly cash payments, to support operations of Allogene Overland. The Company also received $40 million from Allogene Overland as partial consideration for the License Agreement. The Company’s equity investment in Allogene Overland, as represented by the Seed Preferred Shares, was determined to be an equity method investment and originally recorded at zero. Given that the Seed Preferred Shares were recorded at zero and the Company does not have an obligation to contribute capital to Allogene Overland, the Company did not account for its share of losses incurred by Allogene Overland.
Following the receipt of the Comment Letter and a re-evaluation of the accounting for its Seed Preferred Shares, the Company determined that the Seed Preferred Shares should have been initially measured at fair value, and the accounting for the Seed Preferred Shares should be restated. Accordingly, the Company recorded the fair value of the Seed Preferred Shares on the date when they were received in December 2020. As a result, the initial transaction price to determine revenue related to the License Agreement was also revised to include the fair value of the Seed Preferred Shares. Consequently, the Company reflected additional revenues under “Collaboration revenue – related party” in its consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. Further, on the date when the Seed Preferred Shares were received, the Company recorded as “Other expenses” in its consolidated statements of operations and comprehensive loss for the year ended December 31, 2020 the basis difference between the fair value of the Seed Preferred Shares and the amount of the Company's underlying equity in net assets of Allogene Overland and reduced the carrying value of the Seed Preferred Shares. Further, the Company recorded its share of net losses of Allogene Overland in each reporting period and reduced the carrying value of the Seed Preferred Shares. This restatement is non-cash in nature and did not have an impact on cash, cash equivalents and marketable investments.
As a result of the information described above, management has concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level and the Company’s internal control over financial reporting was not effective as of the end of each of the periods covered by the restatement. In connection with the restatement, the Company has identified a material weakness in the operation of internal control over financial reporting with respect to the technical accounting analysis of significant non-routine transactions. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Amended Annual Report.
Items Amended in this Amended Annual Report
This Amended Annual Report presents the Original Report, amended and restated in its entirety, with modifications as necessary to reflect the foregoing restatement. The following items have been amended to reflect the restatement:
•Forward-Looking Statements

•Risk Factors Summary
•Part I, Item 1A. Risk Factors
•Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8. Financial Statements and Supplementary Data
•Part II, Item 9A. Controls and Procedures
•Part IV, Item 15. Exhibits and Financial Statement Schedules

In addition to the restatement-related changes, Part II, Item 7 has been revised to (1) disclose the fact that we do not track most of our external research and development expenses by program or product candidate, and the reason therefor, and (2)
provide more details about our research and development expenses for each period presented, including but not limited to internal versus external expenses as well as the nature of the expenses. In addition, all references in the Original Report to “Annual Report” and “Form 10-K” have been revised to refer to this “Amended Annual Report” and “Form 10-K/A,” as applicable.
In addition, in accordance with applicable SEC rules, this Amended Annual Report includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and our principal financial officer dated as of the filing date of this Amended Annual Report and an updated signature page.
Except as described above, this Amended Annual Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Annual Report speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Report. Accordingly, this Amended Annual Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.
The restatement is more fully described in Note 1 of the notes to the consolidated financial statements included herein.

i

Unless the context requires otherwise, references in this report to “Allogene,” “we,” “us” and “our” refer to Allogene Therapeutics, Inc., and references in this report to “Servier” collectively refer to Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amended Annual Report on Form 10-K/A contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

•our use of cash and other resources;

•our ability to remediate a material weakness in our internal control over financial reporting; and

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
You should carefully read this report and the documents that we reference in this report and have filed as exhibits to this Amended Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements.
Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.
Trademarks and Trade names
This Amended Annual Report on Form 10-K/A contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Amended Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” under Item 1A of Part I of this Amended Annual Report, and should be carefully considered, together with other information in this Amended Annual Report before making investment decisions regarding our common stock.
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
•We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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
For additional information regarding our significant agreements, see Note 7 to our consolidated financial statements appearing elsewhere in this Amended Annual Report.
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

Item 1A. Risk Factors

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. We have identified the following material factors that make an investment in our common stock speculative or risky. You should carefully consider the following risk factors, as well as the other information in this Amended Annual Report. The occurrence of any of the following risks could harm our business, financial condition, results of operations and growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Amended Annual Report and those we may make from time to time. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business and Industry
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2022, we reported a net loss of $340.4 million. As of December 31, 2022, we had an accumulated deficit of $1,235.0 million.
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

In our and Servier's clinical trials of allogeneic CAR T product candidates, the most common severe or life threatening adverse events resulted from cytokine release syndrome, serious infections, febrile neutropenia, prolonged cytopenia including prolonged pancytopenia, haemophagocytic lymphohistiocytosis, hypokalemia, multiple organ dysfunction syndrome, neutropenic sepsis and aplastic anemia. As reported, patients have died from adverse events and future patients may also experience toxicity resulting in death. For additional safety data, please see "Business--Product Pipeline and Development Strategy" in our Amended Annual Report.
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
Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, monoclonal antibodies, hematopoietic cell transplantation as well as autologous CAR T cell therapies, rather than enroll patients in our clinical trial, including if our product candidates have or are perceived to have additional safety or efficacy risks or if using our product candidates may affect insurance coverage of conventional therapies. For instance, the development of autologous CAR T cell therapies continues to rapidly advance, including into earlier lines of treatment of LBCL and treatment of R/R multiple myeloma, as described under "Business--Competition" in our Amended Annual Report. We also may experience risks associated with a new class of therapies, bispecific antibodies, which have been approved for multiple myeloma and LBCL. The compelling results and related approvals impact our ability to enroll patients with R/R multiple myeloma or R/R LBCL in our clinical trials. Moreover, patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy.
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

To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647, which we use in our clinical trials. ALLO-647 may cause serious adverse events that alemtuzumab may cause, including fatal adverse events, immune thrombocytopenia, glomerular nephropathies, thyroid disorders, autoimmune cytopenias, autoimmune hepatitis, hemophagocytic lymphohistiocytosis, acquired hemophilia and infections, stroke, and progressive multifocal leukoencephalopathy. In addition, we are exploring various dosing strategies for lymphodepletion in our clinical trials, such as higher and lower dosing of ALLO-647 in combination with fludarabine and cyclophosphamide, which may increase the risk of serious adverse events. See "Business--Product Pipeline and Development Strategy" in our Amended Annual Report for information on safety events.
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
Specifically, engineered T cells face significant competition from multiple companies. Success of other therapies could impact our regulatory strategy and delay or prevent regulatory approval of our product candidates. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Item 1. Business—Competition” in our Amended Annual Report.
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
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amended Annual Report, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2022. For a discussion of management’s consideration of the material weakness identified, see Part II, Item 9A: Controls and Procedures included in this Amended Annual Report.

To respond to this material weakness, we plan to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include retaining third-party subject matter experts with significant relevant experience to help with accounting treatment of significant non-routine transactions. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, a material adverse effect on our business could be the result of ineffective internal controls. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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

Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data”. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Amended Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Restatement of Previously Issued Financial Statements

The following information has been adjusted to reflect the restatement of our financial statements as described in the "Explanatory Note" at the beginning of this Amended Annual Report and in Note 1 of the notes to the consolidated financial statements included herein.

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
Since inception, we have had significant operating losses. Our net loss was $340.4 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $1.2 billion. As of December 31, 2022, we had $576.5 million in cash and cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
Our Research and Development and License Agreements
Asset Contribution Agreement with Pfizer
In April 2018, we entered into an Asset Contribution Agreement (Pfizer Agreement) with Pfizer pursuant to which we acquired certain assets and assumed certain liabilities from Pfizer, including agreements with Cellectis and Servier as described below, and other intellectual property for the development and administration of CAR T cells for the treatment of cancer. See Notes 6 to our consolidated financial statements included elsewhere in this Amended Annual Report for further description of the Pfizer Agreement.
Research Collaboration and License Agreement with Cellectis
In June 2014, Pfizer entered into a Research Collaboration and License Agreement with Cellectis. In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. In March 2019, we terminated the agreement with Cellectis and entered into a new license agreement with Cellectis. See Note 6 to our consolidated financial statements included elsewhere in this Amended Annual Report for further descriptions of the prior agreement with Cellectis and the new license agreement with Cellectis.
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
See Note 6 to our consolidated financial statements included elsewhere in this Amended Annual Report for further description of the Servier Agreement.
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
The Notch Agreement includes a research collaboration to conduct research and pre-clinical development activities to generate engineered cells directed to our exclusive targets, which will be conducted in accordance with an agreed research plan and budget under the oversight of a joint development committee. In connection with the execution of the Notch Agreement, we made an upfront payment to Notch of $10.0 million. In addition, we made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in us having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In February 2021, we made an additional $15.9 million investment in Notch's Series A preferred stock. In October 2021, we made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, our share in Notch was 23.0% on a voting interest basis. See Note 6 to our consolidated financial statements included elsewhere in this Amended Annual Report for further description of the Notch Agreement.
Strategic Alliance with The University of Texas MD Anderson Cancer Center
On October 6, 2020, we entered into a strategic five-year collaboration agreement with The University of Texas MD Anderson Cancer Center (MD Anderson) for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. See Note 6 to our consolidated financial statements included elsewhere in this Amended Annual Report for further description of the agreement with MD Anderson.
License Agreement with Allogene Overland Biopharm (CY) Limited
On December 14, 2020, we entered into a License Agreement (the License Agreement) with Allogene Overland Biopharm (CY) Limited (Allogene Overland), a joint venture established by us and Overland Pharmaceuticals (CY) Inc. (Overland), pursuant to a Share Purchase Agreement (the Share Purchase Agreement), dated December 14, 2020, for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory). Allogene Overland subsequently assigned the License Agreement to a wholly-owned subsidiary, Allogene Overland BioPharm (HK) Limited (Allogene Overland HK). On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited. See Note 6 to our consolidated financial statements included elsewhere in this Amended Annual Report for further description of the License Agreement and Share Purchase Agreement with Allogene Overland.
Collaboration and License Agreement with Antion
On January 5, 2022, we entered into an exclusive collaboration and global license agreement (Antion Agreement) with Antion Biosciences SA (Antion) for Antion’s miRNA technology (miCAR), to advance multiplex gene silencing as an additional tool to develop next generation allogeneic CAR T products. Pursuant to the agreement, Antion will exclusively collaborate with us on oncology products for a defined period. We will also have exclusive worldwide rights to commercialize products incorporating Antion technology developed during the collaboration. See Note 6 to our consolidated financial statements included elsewhere in this Amended Annual Report for further description of the Antion Agreement.
Components of Results of Operations
Revenues
As of December 31, 2022, our revenue has been exclusively generated from our collaboration and license agreement with Allogene Overland Biopharm (PRC) Co., Limited. See Notes 1 and 6 to our consolidated financial statements appearing elsewhere in this Amended Annual Report for more information related to our recognition of revenue and the Allogene Overland Biopharm (PRC) Co., Limited agreement.
In the future, we may generate revenue from a combination of product sales, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestones and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, will be materially adversely affected.
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
Other Expenses
Other expense consists of non-operating expenses, including the basis difference and our share of equity investments' net losses for the period.
Results of Operations
Comparison of the Years Ended December 31, 2022, 2021 and 2020
The following sets forth our results of operations for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,			Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(As Restated)	(As Restated)	(As Restated)
Collaboration revenue - related party	$156	$114,089	$—	$(113,933)	$114,089
Operating expenses:
Research and development	256,387	220,176	192,987	36,211	27,189
General and administrative	79,305	74,105	65,256	5,200	8,849
Total operating expenses	335,692	294,281	258,243	41,411	36,038
Loss from operations	(335,536)	(180,192)	(258,243)	(155,344)	78,051
Other income (expense), net:
Interest and other income, net	4,566	1,714	9,164	2,852	(7,450)
Other expenses	(9,444)	(3,573)	(67,302)	(5,871)	63,729
Total other income (expense), net	(4,878)	(1,859)	(58,138)	(3,019)	56,279
Net loss	$(340,414)	$(182,051)	$(316,381)	$(158,363)	$134,330
Collaboration revenue - related party

Collaboration revenue was $0.2 million and $114.1 million for the years ended December 31, 2022 and 2021, respectively. The decrease of $113.9 million was due to the revenue recognized related to the license of intellectual property and delivery of the know-how performance obligation, which was delivered in the first quarter of 2021, under the License Agreement entered into with Allogene Overland in December 2020.

Collaboration revenue was $114.1 million and zero for the years ended December 31, 2021 and 2020, respectively. Revenue recognized in the year ended December 31, 2021 was related to grant of license and delivery of the know-how performance obligation under the License Agreement entered into with Allogene Overland in December 2020.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Year Ended December 31,			Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Personnel	$129,604	$112,903	$88,211	$16,701	$24,692
Development costs	71,293	69,025	78,451	2,268	(9,426)
Facilities and depreciation	43,457	29,300	20,457	14,157	8,843
Other	12,033	8,948	5,868	3,085	3,080
Total research and development expenses	$256,387	$220,176	$192,987	$36,211	$27,189

Our research and development expenses included $133.6 million of internal expenses and $122.8 million of external expenses for the year ended December 31, 2022. Our research and development expenses included $113.1 million of internal expenses and $107.1 million of external expenses for the year ended December 31, 2021. Our research and development expenses included $89.5 million of internal expense and $103.5 million of external expenses for the year ended December 31, 2020. We do no track most of our external research and development expenses by programs or product candidates because some of our external research and development expenses could be used for different programs or product candidates.
Research and development expenses were $256.4 million and $220.2 million for the years ended December 31, 2022 and 2021, respectively. The net increase of $36.2 million was primarily due to an increase in building rent and facilities costs of $14.2 million, an increase in personnel related costs of $16.7 million, of which $3.5 million was increased stock-based compensation expense, and an increase in external costs relating to the advancement of our product candidates of $2.3 million due to the timing of process development activities and manufacturing runs.
Research and development expenses were $220.2 million and $193.0 million for the years ended December 31, 2021 and 2020, respectively. The net increase of $27.2 million was primarily due to an increase in personnel related costs of $24.7 million, of which $8.8 million was increased stock-based compensation expense, an increase in allocated building rent and facilities costs of $8.8 million, offset by a decrease in external costs relating to the advancement of our product candidates of $9.4 million due to timing of process development activities and manufacturing runs.
General and Administrative Expenses
General and administrative expenses were $79.3 million and $74.1 million for the years ended December 31, 2022 and 2021, respectively. The net increase of $5.2 million was primarily due to an increase in personnel related costs of $3.4 million, an increase in expenses related to corporate communications of $2.8 million, partially offset by a $1.5 million decrease in business and consulting fees.
General and administrative expenses were $74.1 million and $65.3 million for the years ended December 31, 2021 and 2020, respectively. The net increase of $8.8 million was primarily due to an increase in personnel related costs of $8.4 million, of which $6.7 million was increased stock-based compensation expense.
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

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2022, we had $576.5 million in cash, cash equivalents and investments. We believe that the aggregate of our current cash, cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date the Original Report on Form 10-K is filed with the SEC.

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
Operating Activities
During the year ended December 31, 2022, cash used in operating activities of $220.5 million was attributable to a net loss of $340.4 million, substantially offset by non-cash charges of $116.0 million and a net change of $3.9 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $83.6 million, depreciation and amortization of $14.3 million, share of losses from equity method investments of $12.9 million, net amortization and accretion on investment securities of $2.9 million, and non-cash rent expense of $2.4 million. The net change in operating assets and liabilities was primarily due to a $4.9 million increase in accounts payable, a $2.5 million decrease in prepaid expenses and other current assets, a $1.7 million increase in accrued and other current liabilities, offset by an increase in other long term assets of $3.3 million and a decrease in other long-term liabilities of $1.9 million.
During the year ended December 31, 2021, cash used in operating activities of $184.8 million was attributable to a net loss of $182.1 million, a net change of $31.9 million in our net operating assets and liabilities substantially offset by non-cash charges of $29.2 million. The non-cash charges consisted primarily of stock-based compensation of $80.8 million, depreciation and amortization of $10.5 million, net amortization and accretion on investment securities of $7.0 million, share of losses from equity method investments of $4.1 million, non-cash collaboration revenue from related party of $75.7 million and non-cash rent expense of $2.6 million. The net change in operating assets and liabilities was primarily due to a $38.3 million decrease in deferred revenue within current liabilities, a $0.8 million decrease in accounts payable, and a $0.6 million increase in other long term assets, offset by an increase in accrued and other current liabilities of $3.7 million, a decrease in prepaid expenses and other current assets of $3.2 million and an increase in other-long term liabilities of $0.9 million.
During the year ended December 31, 2020, cash used in operating activities of $115.1 million was attributable to a net loss of $316.4 million, substantially offset by non-cash charges of $147.4 million and a net change of $53.9 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $65.3 million, depreciation and amortization of $7.4 million, non-cash rent expense of $4.0 million, net amortization and accretion on investment securities of $3.3 million and the basis difference related to Allogene Overland and our share of equity investments' net losses for the period of $67.3 million. The net change in operating assets and liabilities was primarily due to a $38.3 million increase in deferred revenue within current liabilities, a $18.7 million increase in accrued and other current liabilities and $0.6 million increase in accounts payable, offset by an increase in prepaid expenses and other current assets of $3.2 million and a decrease in other-long term liabilities of $0.6 million.
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
Contractual Obligations and Commitments
Material Cash Commitments and Requirements
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of December 31, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our consolidated financial statements included elsewhere in this Amended Annual Report.
Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in South San Francisco, California, as well as lease payments on our cell manufacturing facility in Newark, California. For additional information regarding our lease obligations, see Note 7 to our consolidated financial statements included elsewhere in this Amended Annual Report.

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
‑          Expected exercise barrier—The modified options in accordance with the Stock Option Exchange Program are assumed to be exercised upon vesting and when the ratio of stock market price to exercise price reaches 2.57, or expiration, whichever is earlier. For additional information regarding our Stock Option Exchange Program, see Note 10 to our consolidated financial statements included elsewhere in this Amended Annual Report.
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023, except for the effect of the material weakness described in the third paragraph of that report, as to which the date is March 14, 2024, expressed an adverse opinion thereon.

Restatement of Financial Statements
As discussed in Note 1 to the consolidated financial statements, the 2022, 2021 and 2020 consolidated financial statements have been restated to correct misstatements.
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
San Mateo, California
February 28, 2023, except for the effects of the restatement disclosed in Note 1 of the consolidated financial statements, as to which the date is March 14, 2024

ALLOGENE THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$61,904	$173,314
Short-term investments	455,416	283,988
Prepaid expenses and other current assets	11,504	14,021
Total current assets	528,824	471,323
Long-term investments	59,151	352,179
Operating lease right-of-use asset	83,592	58,030
Property and equipment, net	112,839	122,990
Restricted cash	10,292	10,292
Other long-term assets	9,564	5,815
Equity method investments	17,317	30,199
Total assets	$821,579	$1,050,828
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,890	$10,255
Accrued and other current liabilities	39,743	37,496
Deferred revenue	95	156
Total current liabilities	53,728	47,907
Lease liability, noncurrent	95,122	69,929
Other long-term liabilities	5,847	7,792
Total liabilities	154,697	125,628
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 authorized as of December 31, 2022 and December 31, 2021; no shares were issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 400,000,000 and 200,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 144,438,304 and 142,623,065 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	144	142
Additional paid-in capital	1,911,632	1,822,179
Accumulated deficit	(1,234,968)	(894,554)
Accumulated other comprehensive loss	(9,926)	(2,567)
Total stockholders’ equity	666,882	925,200
Total liabilities and stockholders’ equity	$821,579	$1,050,828
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
	(As restated)	(As restated)	(As restated)
Collaboration revenue - related party	$156	$114,089	$—
Operating expenses:
Research and development	256,387	220,176	192,987
General and administrative	79,305	74,105	65,256
Total operating expenses	335,692	294,281	258,243
Loss from operations	(335,536)	(180,192)	(258,243)
Other income (expense), net:
Interest and other income, net	4,566	1,714	9,164
Other expenses	(9,444)	(3,573)	(67,302)
Total other income (expense), net	(4,878)	(1,859)	(58,138)
Net loss	(340,414)	(182,051)	(316,381)
Other comprehensive income:
Net unrealized loss on available-for-sale investments	(7,359)	(2,835)	(877)
Net comprehensive loss	$(347,773)	$(184,886)	$(317,258)
Net loss per share, basic and diluted	$(2.38)	$(1.34)	$(2.63)
Weighted-average number of shares used in computing net loss per share, basic and diluted	143,147,165	135,820,386	120,370,177
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2019	124,267,358	124	1,023,876	(396,122)	1,145	629,023
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,725,695	2	8,813	—	—	8,815
Vesting of early exercised common stock	—	—	2,840	—	—	2,840
Stock-based compensation	—	—	65,261	—	—	65,261
Employee stock purchase plan	175,142	—	2,843	—	—	2,843
Issuance of common stock from public ATM offering, net of commissions and offering costs of $0.6 million	848,663	1	26,202	—	—	26,203
Issuance of common stock from public offering, net of commissions and offering costs of $36.8 million	13,457,447	13	595,717	—	—	595,730
Net loss (As Restated)	—	—	—	(316,381)	—	(316,381)
Net unrealized loss on available-for-sale investments	—	—	—	—	(877)	(877)
Balance — December 31, 2020 (As Restated)	140,474,305	140	1,725,552	(712,503)	268	1,013,457
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,961,554	2	8,344	—	—	8,346
Vesting of early exercised common stock	—	—	3,848	—	—	3,848
Stock-based compensation	—	—	80,818	—	—	80,818
Employee stock purchase plan	187,206	—	3,617	—	—	3,617
Net loss (As Restated)	—	—	—	(182,051)	—	(182,051)
Net unrealized loss on available-for-sale investments	—	—	—	—	(2,835)	(2,835)
Balance — December 31, 2021 (As Restated)	142,623,065	142	1,822,179	(894,554)	(2,567)	925,200
Issuance of common stock upon exercise of stock options and vesting of RSU's	1,453,624	2	487	—	—	489
Vesting of early exercised common stock	—	—	2,905	—	—	2,905
Stock-based compensation	—	—	83,600	—	—	83,600
Employee stock purchase plan	361,615	—	2,461	—	—	2,461
Net loss (As Restated)	—	—	—	(340,414)	—	(340,414)
Net unrealized loss on available-for-sale investments	—	—	—	—	(7,359)	(7,359)
Balance — December 31, 2022 (As Restated)	144,438,304	$144	$1,911,632	$(1,234,968)	$(9,926)	$666,882
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(340,414)	$(182,051)	$(316,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	83,600	80,818	65,261
Amortization of other intangible assets acquired	—	—	151
Depreciation and amortization	14,295	10,454	7,435
Net amortization/accretion on investment securities	2,891	6,955	3,250
Non-cash rent expense	2,433	2,611	3,955
Non-cash collaboration revenue - related party	(104)	(75,740)	—
Share of losses from equity method investments	12,883	4,090	67,314
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,517	3,199	(3,177)
Other long-term assets	(3,334)	(646)	34
Accounts payable	4,868	(767)	615
Accrued and other current liabilities	1,749	3,652	18,726
Deferred revenue	(21)	(38,297)	38,349
Other long-term liabilities	(1,882)	910	(625)
Net cash used in operating activities	(220,519)	(184,812)	(115,093)
Cash flows from investing activities:
Purchases of property and equipment	(5,191)	(21,446)	(65,958)
Purchase of stock in equity method investment	—	(17,710)	—
Proceeds from sales of investments	—	—	4,799
Proceeds from maturities of investments	359,459	728,394	593,627
Purchase of investments	(248,109)	(525,583)	(1,037,591)
Net cash provided by (used in) investing activities	106,159	163,655	(505,123)
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	—	—	26,203
Proceeds from issuance of common stock from public offering, net of commissions and issuance costs	—	—	595,730
Proceeds from issuance of common stock and upon exercise of stock options	489	8,346	8,815
Proceeds from issuance of common stock under the employee stock purchase plan	2,461	3,617	2,843
Net cash provided by financing activities	2,950	11,963	633,591
Net increase (decrease) in cash, cash equivalents and restricted cash	(111,410)	(9,194)	13,375
Cash, cash equivalents and restricted cash — beginning of period	183,606	192,800	179,425
Cash, cash equivalents and restricted cash — end of period	$72,196	$183,606	$192,800
Non-cash operating, investing and financing activities:
Right-of-use asset obtained in exchange for lease liability	$31,361	$20,079	$—
Property and equipment purchases in accounts payable and accrued and other current liabilities	$678	$1,725	$8,567
Capitalized cloud computing costs included in accounts payable and accrued and other current liabilities	$415	$—	$584
Non-cash deferred revenue and other long-term liabilities	$3,157	$3,260	$79,000
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(9,540)	$(6,013)	$(6,244)
Cash received for amounts related to tenant improvement allowances from lessors	$325	$1,111	$2,809
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
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company had cash, cash equivalents and investments of $576.5 million as of December 31, 2022. Since inception through December 31, 2022, the Company has incurred cumulative net losses of $1,235.0 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
The Company intends to raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company expects that its cash and cash equivalents and investments will be sufficient to fund its operations for at least the next 12 months from the date the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 was filed with the Securities and Exchange Commission (SEC).
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
Restatement of Financial Statements

As described further in Note 6 and Note 8, on December 14, 2020, the Company entered into an Exclusive License Agreement (License Agreement) with Allogene Overland Biopharm (CY) Limited (Allogene Overland), a joint venture established by the Company and Overland Pharmaceuticals (CY) Inc. (Overland) pursuant to a Share Purchase Agreement (Share Purchase Agreement), dated December 14, 2020, for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore, which resulted in the

Company acquiring shares of Allogene Overland’s Seed Preferred Stock (Seed Preferred Shares) representing a 49% interest in exchange for entering into a License Agreement.
In 2023, the Company re-evaluated its application of ASC Topic 606, Revenue from Contracts with Customers (ASC 606) and ASC Topic 323, Investments - Equity Method and Joint ventures (ASC 323) for its License Agreement and Share Purchase Agreement with Allogene Overland. Upon reassessment, the Company has determined the 49% of Allogene Overland's outstanding Seed Preferred Shares received as a partial consideration for the License Agreement should be initially measured at fair value of $79.0 million rather than the zero carryover basis originally attributed to the Seed Preferred Shares. The initial transaction price to determine revenue related to the License Agreement was revised to include the fair value of the Seed Preferred Shares of $79.0 million and was allocated to the identified performance obligations based on their estimated standalone selling price. Additional revisions were made in the year ended December 31, 2020 whereby, on the date when the Seed Preferred Shares were received, the Company recorded as "Other expenses" in its consolidated statements of operations and comprehensive loss the basis difference of $67.5 million between the fair value of the Seed Preferred Shares of $79.0 million and the amount of the Company's underlying equity in net assets of Allogene Overland of $11.5 million and reduced the carrying value of the Seed Preferred Shares to $11.5 million. In the year ended December 31, 2021, the collaboration revenue increased by $75.6 million and the remaining transaction price of $3.4 million will impact subsequent future periods when related performance obligations are satisfied. Further, the Company recorded its share of net losses of Allogene Overland in each reporting period and reduced the carrying value of the Seed Preferred Shares. Refer to the Impact of restatement section below which describes detailed impact of the restatement for all the periods presented.

The consolidated financial statements (as restated) also include adjustments to correct certain other previously identified misstatements relating to prior periods that the Company had determined to be immaterial, both individually and in aggregate, with overall impact of an increase in equity method investments of $2.0 million as of December 31, 2021 in the consolidated balance sheet, a decrease in other expenses of $1.3 million and $0.7 million for the years ended December 31, 2020 and 2021, respectively, and an increase in other expenses of $2.0 million for the year ended December 31, 2022 in the consolidated statements of operations and comprehensive loss.
Impact of restatement
See below for reconciliation from the previously reported amounts to the restated amounts in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021 and 2020, and in the consolidated balance sheets as of December 31, 2022 and 2021. The previously reported amounts were derived from the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023 (Original Report). These amounts are labeled as "As Previously Reported" in the tables below. The amounts labeled "Restatement Adjustment" represent the effects of this restatement described above.
The following presents a reconciliation of the impacted financial statement line items as previously reported to the restated amounts as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020 (in thousands, except share and per share data):

	December 31, 2022			December 31, 2021
Consolidated Balance Sheets	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Equity method investment	$12,817	$4,500	$17,317	$18,005	$12,194	$30,199
Total assets	817,079	4,500	821,579	1,038,634	12,194	1,050,828
Deferred revenue	885	(790)	95	423	(267)	156
Total current liabilities	54,518	(790)	53,728	48,174	(267)	47,907
Other long-term liabilities	1,569	4,278	5,847	4,125	3,667	7,792
Total liabilities	151,209	3,488	154,697	122,228	3,400	125,628
Accumulated deficit	(1,235,980)	1,012	(1,234,968)	(903,348)	8,794	(894,554)
Total stockholders' equity	665,870	1,012	666,882	916,406	8,794	925,200
Total liabilities and stockholders' equity	817,079	4,500	821,579	1,038,634	12,194	1,050,828

	Year ended December 31, 2022			Year ended December 31, 2021			Year ended December 31, 2020
Consolidated Statements of Operations and Comprehensive Loss	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Collaboration revenue - related party	$243	$(87)	$156	$38,489	$75,600	$114,089	$—	$—	$—
Operating expenses:
Research and development	256,387	—	256,387	220,176	—	220,176	192,987	—	192,987
General and administrative	79,305	—	79,305	74,105	—	74,105	65,256	—	65,256
Total operating expenses	335,692	—	335,692	294,281	—	294,281	258,243	—	258,243
Loss from operations	(335,449)	(87)	(335,536)	(255,792)	75,600	(180,192)	(258,243)	—	(258,243)
Other income (expense), net:
Interest and other income, net	4,566	—	4,566	1,714	—	1,714	9,164	—	9,164
Other expenses	(1,749)	(7,695)	(9,444)	(2,927)	(646)	(3,573)	(1,142)	(66,160)	(67,302)
Total other income (expense), net	2,817	(7,695)	(4,878)	(1,213)	(646)	(1,859)	8,022	(66,160)	(58,138)
Net loss	(332,632)	(7,782)	(340,414)	(257,005)	74,954	(182,051)	(250,221)	(66,160)	(316,381)
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments, net of tax	(7,359)	—	(7,359)	(2,835)	—	(2,835)	(877)	—	(877)
Net comprehensive loss	(339,991)	(7,782)	(347,773)	(259,840)	74,954	(184,886)	(251,098)	(66,160)	(317,258)
Net loss per share, basic and diluted	(2.32)		(2.38)	(1.89)		(1.34)	(2.08)		(2.63)
Weighted-average number of shares used in computing net loss per share, basic and diluted	143,147,165		143,147,165	135,820,386		135,820,386	120,370,177		120,370,177

	Year ended December 31, 2022			Year ended December 31, 2021			Year ended December 31, 2020
Consolidated Statements of Stockholders' Equity	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Net Loss	$(332,632)	$(7,782)	$(340,414)	$(257,005)	$74,954	$(182,051)	$(250,221)	$(66,160)	$(316,381)
Accumulated Deficit	(1,235,980)	1,012	(1,234,968)	(903,348)	8,794	(894,554)	(646,343)	(66,160)	(712,503)
Total stockholders' equity	665,870	1,012	666,882	916,406	8,794	925,200	1,079,617	(66,160)	1,013,457

	Year ended December 31, 2022			Year ended December 31, 2021			Year ended December 31, 2020
Consolidated Statements of Cash Flow	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Net Loss	$(332,632)	$(7,782)	$(340,414)	$(257,005)	$74,954	$(182,051)	$(250,221)	$(66,160)	$(316,381)
Non-cash collaboration revenue - related party	—	(104)	(104)	—	(75,740)	(75,740)	—	—	—
Share of losses from equity method investments and basis difference	5,188	7,695	12,883	3,444	646	4,090	1,154	66,160	67,314
Changes in operating assets and liabilities:
Deferred revenue	462	(483)	(21)	(38,569)	272	(38,297)	38,992	(643)	38,349
Other long-term liabilities	(2,556)	674	(1,882)	1,042	(132)	910	(1,268)	643	(625)
Net cash used in operating activities	(220,519)	—	(220,519)	(184,812)	—	(184,812)	(115,093)	—	(115,093)
The remainder of the notes to the Company's consolidated financial statements have been updated and restated, as applicable, to reflect the impacts from the restatement discussed above.
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
Revenue Recognition
The Company’s revenue has been generated through collaboration research and license agreements. The terms of these agreements may contain multiple deliverables which may include (i) grant of licenses, (ii) transfer of know-how, (iii) research and development activities, (iii) clinical manufacturing, and (iv) product supply. The payment terms of these agreements may include nonrefundable upfront fees, payments for research and development activities, payments based upon the achievement of certain milestones, royalty payments based on product sales derived from the collaboration, and payments for supplying product.
The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606.
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
Joint Venture and License Agreement with Allogene Overland Biopharm (CY) Limited (As Restated)
On December 14, 2020, the Company entered into the License Agreement with Allogene Overland, a joint venture established by the Company and Overland, pursuant to the Share Purchase Agreement, for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory).
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
Pursuant to the License Agreement, the Company granted Allogene Overland an exclusive license to develop, manufacture and commercialize certain allogeneic CAR T cell candidates directed at four targets, BCMA, CD70, FLT3, and DLL3, in the JV Territory. As consideration, the Company would also be entitled to additional regulatory milestone payments of up to $40.0 million and, subject to certain conditions, tiered low-to-mid single-digit sales royalties. Subsequent to entering into the License Agreement, Allogene Overland assigned the License Agreement to a wholly owned subsidiary, Allogene Overland BioPharm (HK) Limited (Allogene Overland HK). On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited.
Promises that the Company concluded were distinct performance obligations in the License Agreement included: (1) the license of intellectual property and delivery of know-how, (2) the manufacturing license, related know-how and support, (3) know-how developed in future periods, and (4) participation in the joint steering committee.
In order to determine the transaction price, the Company evaluated all the consideration to be received during the duration of the contract. Fixed consideration exists in the form of the upfront payment and the Seed Preferred Shares in Allogene Overland. Regulatory milestones and royalties were considered variable consideration. The Company constrains the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. Milestone fees were constrained and not included in the transaction price due to the uncertainties of research and development. The Company re-evaluates the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
The Company estimated the fair value of the shares of Seed Preferred Stock at $79.0 million, using probability adjusted future cash infusions based on the upfront and certain quarterly cash payments of $117.0 million committed by

Overland. The probability for the future quarterly cash payments of 65% was developed based on consideration of the Company's expectations for future cash infusions from Overland and was applied on a cumulative basis for each quarterly payment. The present value of the future quarterly cash payments was estimated using 11.9% annual discount rate. The fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement.
The Company determined that the initial transaction price consists of the upfront payment of $40.0 million and non-cash consideration of $79.0 million received in the form of the shares of Seed Preferred Stock. The allocation of the transaction price is performed based on standalone selling prices, which are based on estimated amounts that the Company would charge for a performance obligation if it were sold separately. The initial transaction price of $119.0 million was allocated as follows: (i) $114.0 million to the license of intellectual property and know-how, which was recognized upon grant of license and delivery of know-how in the year ended December 31, 2021 when the know-how was delivered; (ii) $2.3 million to the manufacturing license, related know-how and support, which will be recognized as services are delivered; (iii) $2.1 million to the know-how developed in future periods, which will be recognized as services are delivered, and (iv) $0.6 million to participation in the joint steering committee, which will be recognized over time as the services are delivered. Funds received in advance are recorded as deferred revenue and will be recognized as the performance obligations are satisfied.
The Company has determined that Allogene Overland is a variable interest entity as of December 31, 2022 and 2021, respectively. The Company does not have the power to direct the activities which most significantly affect Allogene Overland's economic performance. Accordingly, for the years ended December 31, 2022 and 2021, the Company did not consolidate Allogene Overland because the Company determined that it was not the primary beneficiary. The Company's total equity investment in Allogene Overland as of December 31, 2022 and 2021 was $4.5 million and $10.2 million, respectively (see Note 8).
For the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.2 million, $114.1 million and zero, respectively, of collaboration revenue, primarily related to support services and the delivery of a performance obligation consisting of a license of intellectual property and related know-how which was delivered in the first quarter of 2021. For the year ended December 31, 2022, the Company recorded $0.7 million of net cost recoveries under the terms of the License Agreement as a reduction to research and development expenses. For the years ended December 31, 2021 and 2020, the Company recorded zero net cost recoveries.
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
Note 8. Equity Method Investments (As Restated)
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
The Company’s total equity investment in Notch as of December 31, 2022 and 2021 was $12.8 million and $20.0 million, respectively, and the Company accounted for the investment using the equity method of accounting. During the years ended December 31, 2022, 2021 and 2020, the Company recognized its share of Notch's net loss of $7.2 million, $2.7 million and zero, respectively, under the other expenses caption within the consolidated statement of operations.
Allogene Overland Biopharm (CY) Limited
In conjunction with the execution of the License Agreement with Allogene Overland (see Note 6), the Company also entered into the Share Purchase Agreement and a Shareholders' Agreement with the joint venture company acquiring shares of Allogene Overland’s Seed Preferred Shares representing a 49% ownership interest in exchange for entering into the License Agreement.
The Company's total equity investment in Allogene Overland as of December 31, 2022 and 2021 was $4.5 million and $10.2 million, respectively, and the Company accounted for the investment using the equity method of accounting. During the years ended December 31, 2022 and 2021, the Company recognized its share of Allogene Overland's net losses of $5.7 million and $1.3 million, respectively, and during the year ended December 31, 2020 the Company recognized a basis difference expense of $67.5 million under the other expenses caption within the consolidated statement of operations. The basis difference is the initial cost of the Company’s investment in Allogene Overland less the Company’s underlying equity in net assets, which is attributable to in-process research and development rights and intellectual property, with no alternative future use, acquired by Allogene Overland under the License Agreement with the Company. As Allogene Overland does not represent a business, the Company has expensed the basis difference of $67.5 million in other expenses caption within the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.
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
For the years ended December 31, 2022, 2021 and 2020, the Company recorded $83.6 million, $80.8 million and $65.3 million, respectively, of stock-based compensation expense related to stock options, restricted stock units, employee stock purchase plans and vesting of the founders’ common stock as research and development and general and administrative expense in its consolidated statements of operations and comprehensive loss.
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
Collaboration Revenue and Equity Method Investment (As Restated)
In December 2020, the Company entered into the License Agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). The License Agreement was subsequently assigned to a wholly-owned subsidiary of Allogene Overland, Allogene Overland BioPharm (HK) Limited. On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.2 million, $114.1 million and zero, respectively, of collaboration revenue under this arrangement.
For the years ended December 31, 2022, 2021 and 2020, the Company recorded $0.7 million, $0.2 million, and zero, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses. For the years ended December 31, 2022, 2021 and 2020, the Company recorded $5.7 million, $1.3 million and $67.5 million, respectively, of its share of Allogene Overland's net loss as other expenses (see Note 8).
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
Reconciliation of the benefit for income taxes calculated at the statutory rate to our benefit for income taxes is as follows:

	Year Ended December 31,
	2022	2021	2020
	(As Restated)	(As Restated)	(As Restated)
	(in thousands)
Tax benefit at federal statutory rate	$(71,487)	$(38,231)	$(66,440)
State taxes, net of federal benefit	(40,642)	8,731	(23,215)
Stock-based compensation	8,619	4,534	997
Research tax credits	(4,274)	(2,942)	(2,319)
Change in valuation allowance	106,111	27,889	90,806
Other	1,673	19	171
Benefit for incomes taxes	$—	$—	$—
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2022	2021	2020
	(As Restated)	(As Restated)	(As Restated)
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$174,222	$144,133	$115,199
Tax credit carryforwards	24,517	15,595	8,297
Intangibles	16,966	14,092	20,582
Accrued expenses	4,227	3,091	3,888
Lease liabilities	28,298	15,724	15,050
Stock based compensation	25,731	14,693	12,970
Investments	26,291	15,849	18,689
Capitalized R&D	41,273	—	—
Other	1,741	1,076	12
Total deferred tax assets	343,266	224,253	194,687
Deferred tax liabilities:
Fixed assets	—	(250)	(172)
Right of use leased assets	(23,392)	(12,478)	(11,556)
Other	(244)	(68)	—
Total deferred tax liabilities	(23,636)	(12,796)	(11,728)
Net deferred tax assets	319,630	211,457	182,959
Valuation allowance	(319,630)	(211,457)	(182,959)
Net deferred tax assets	$—	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $108.2 million, $28.5 million and $91.1 million during the years ended December 31, 2022, 2021 and 2020, respectively.
The following table sets forth the Company's federal and state NOL carryforwards and federal research and development tax credits as of December 31, 2022:

	Amount	Expiration
	(in thousands)
Net operating losses, federal (As Restated)	$609,226	Indefinite
Net operating losses, federal	$2	2037
Net operating losses, state (As Restated)	$662,747	2037-2042
Tax credits, federal	$19,928	2038-2042
Tax credits, state	$16,499	Indefinite
California Competes Tax credits, state	$6,000	2026 -2027
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
Note 14. Net Loss and Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss (As Restated)	$(340,414)	$(182,051)	$(316,381)
Denominator:
Weighted average common shares outstanding	143,147,165	135,820,386	120,370,177
Net loss per share, basic and diluted	$(2.38)	$(1.34)	$(2.63)
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
At the time the Original Form 10-K was filed on February 28, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. Subsequent to that evaluation, as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, and as a result of the material weakness described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report included in this Amended Annual Report, which includes an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.
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
Material Weaknesses
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

As described in Note 1 of the Consolidated Financial Statements under the paragraph Restatement of Financial Statements, the Company re-evaluated its prior accounting for shares received in the License Agreement and Share Purchase Agreement entered into on December 14, 2020, with Allogene Overland. Upon reassessment, the Company has determined that the 49% of Allogene Overland's Seed Preferred Shares received as a partial consideration for the License Agreement should be initially measured at fair value. The Company identified a material weakness in internal control over financial reporting with respect to the technical accounting analysis of significant non-routine transactions. As a result, we concluded that the Company’s internal control over financial reporting was not effective as of the end of each of the periods covered by the restatement.
Remediation Measures
We have identified and begun to implement steps, as further described below, designed to remediate the foregoing material weakness. We will not consider the material weakness remediated until our controls are operational for a sufficient period of time and tested, enabling management to conclude that the controls are operating effectively.
To remediate this material weakness, we are in the process of improving the operation of our controls with respect to the technical accounting analysis of significant non-routine transactions which includes engaging third-party subject matter experts with significant relevant experience.
While the foregoing measures are intended to effectively remediate the material weakness described in this Item 9A, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weakness, our management may decide to take additional measures to address the material weakness or modify the remediation steps described above. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our consolidated financial statements are prepared in accordance with GAAP.
Changes in Internal Control over Financial Reporting
We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. Except as discussed above, there were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Allogene Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Allogene Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Allogene Therapeutics, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

In our report dated February 28, 2023, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria. Management has subsequently identified a deficiency with respect to the technical accounting analysis of significant non-routine transactions, and has further concluded that such deficiency represented a material weakness as of December 31, 2022. As a result, management has revised its assessment, as presented in the accompanying Management's Annual Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2022. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2022, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company identified a material weakness in the operation of internal control over financial reporting with respect to the technical accounting analysis of significant non-routine transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated February 28, 2023, except for the effects of the restatement disclosed in Note 1 of the consolidated financial statements, as to which the date is March 14, 2024, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst and Young LLP

San Mateo, California
February 28, 2023, except for the effect of the material weakness described in the third paragraph above, as to which the date is March 14, 2024
Item 9B. Other Information.
On February 22, 2023, Veer Bhavnagri, our General Counsel, notified us of his decision to resign, effective March 31, 2023, to pursue other opportunities.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below is set forth in the sections headed “Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders filed with the SEC on April 24, 2023 (our Proxy Statement) and is incorporated in this Amended Annual Report by reference.
As of the Original Report, our Board of Directors consists of the following members:
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

In addition to Dr. Chang, our executive officers included the following as of the Original Report:

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
Item 11. Executive Compensation.
The information required by this Item is set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated in this Amended Annual Report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated in this Amended Annual Report by reference.
Information regarding our equity compensation plans is set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated in this Amended Annual Report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the sections headed “Transactions With Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated in this Amended Annual Report by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is set forth in the section headed “—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated in this Amended Annual Report by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements.
The response to this portion of Item 15 is set forth under Part II, Item 8 above.
(a)(2) Financial Statement Schedules.
All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Part II, Item 8 above.
(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Amended Annual Report.
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

4.3
Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693) for the year ended December 31, 2022, filed with the SEC on February 28, 2023).

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

10.13+
Employment Letter of Agreement, dated December 28, 2022, by and between the Registrant and Zachary Roberts, M.D., Ph.D. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693) for the year ended December 31, 2022, filed with the SEC on February 28, 2023).

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
24.1
Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693) for the year ended December 31, 2022, filed with the SEC on February 28, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of the Company’s Amended Annual Report on Form 10-K/A has been formatted in Inline XBRL.
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California, on March 14, 2024.

Allogene Therapeutics, Inc.

By:	/s/ David Chang, M.D., Ph.D.
David Chang, M.D., Ph.D.
President, Chief Executive Officer and Member of the Board of Directors
(Principal Executive Officer)