Form 10-K
period 2023-12-31
Allogene Therapeutics, Inc.
filed 2024-03-14
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $557 million based on the closing price of the registrant’s common stock on June 30, 2023 of $4.97 per share, as reported by The Nasdaq Global Select Market.
The number of shares of Registrant’s Common Stock outstanding as of March 12, 2024 was 169,091,992.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2024, are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE
Restatement Background
As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on February 16, 2024, the Company received a comment letter (Comment Letter) from the staff of the Division of Corporation Finance of the SEC relating to its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023. The Comment Letter included a comment related to the Company’s accounting for Allogene Overland Biopharm (CY) Limited (Allogene Overland), a joint venture established by the Company and Overland Pharmaceuticals (CY) Inc. (Overland) pursuant to a Share Purchase Agreement entered into on December 14, 2020 (Share Purchase Agreement), and also related to the associated Exclusive License Agreement between the Company and Allogene Overland entered into on December 14, 2020 (License Agreement) for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore. Pursuant to the Share Purchase Agreement, the Company acquired shares of Seed Preferred Stock in Allogene Overland (Seed Preferred Shares) representing 49% of Allogene Overland’s outstanding stock as partial consideration for the License Agreement, and Overland acquired Seed Preferred Shares representing 51% of Allogene Overland’s outstanding stock for which Overland committed to pay $117.0 million to Allogene Overland, which included an upfront payment and certain quarterly cash payments, to support operations of Allogene Overland. The Company also received $40 million from Allogene Overland as partial consideration for the License Agreement. The Company’s equity investment in Allogene Overland, as represented by the Seed Preferred Shares, was determined to be an equity method investment and originally recorded at zero. Given that the Seed Preferred Shares were recorded at zero and the Company does not have an obligation to contribute capital to Allogene Overland, the Company did not account for its share of losses incurred by Allogene Overland.
Following the receipt of the Comment Letter and a re-evaluation of the accounting for its Seed Preferred Shares, the Company determined that the Seed Preferred Shares should have been initially measured at fair value, and the accounting for the Seed Preferred Shares should be restated. Accordingly, the Company recorded the fair value of the Seed Preferred Shares on the date when they were received in December 2020. Consequently, the initial transaction price to determine revenue related to the License Agreement was also revised to include the fair value of the Seed Preferred Shares. As a result, the Company reflected additional revenues under “Collaboration revenue – related party” in its consolidated statements of operations and comprehensive loss. Further, on the date when the Seed Preferred Shares were received, the Company recorded as “Other expenses” in its consolidated statements of operations and comprehensive loss the basis difference between the fair value of the Seed Preferred Shares and the amount of the Company's underlying equity in net assets of Allogene Overland and reduced the carrying value of the Seed Preferred Shares. Further, the Company recorded its share of net losses of Allogene Overland in each reporting period and reduced the carrying value of the Seed Preferred Shares. This restatement is non-cash in nature and did not have an impact on cash, cash equivalents and marketable investments.
The error resulted in an understatement of collaboration revenue and other expenses in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021 and 2020, and an understatement of deferred revenue and equity method investment in the consolidated balance sheets as of December 31, 2022 and 2021. These periods were restated in Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on March 14, 2024 (as amended, the 2022 Annual Report).
In this Annual Report on Form 10-K for the year ended December 31, 2023 (this Annual Report), the Company is restating its previously issued (i) unaudited condensed consolidated balance sheets as of March 31, 2023 and 2022, June 30, 2023 and 2022 and September 30, 2023 and 2022, (ii) unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, three and six months ended June 30, 2023 and 2022, and three and nine months ended September 30, 2023 and 2022, (iii) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, six months ended June 30, 2023 and 2022, and nine months ended September 30, 2023 and 2022, in each of the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 (the Prior Quarterly Financial Statements).
Restatement Overview
In connection with the restatement of the Prior Quarterly Financial Statements, the Company, in this Annual Report:

1.Restated the Prior Quarterly Financial Statements, in Note 1. Description of Business and Summary of Significant Accounting Policies, and Note 15. Selected Quarterly Financial Data (Unaudited), as set forth in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report; and
2.Amended the results of operation discussion for each of the quarterly periods ended March 31, 2023 and 2022, June 30, 2023 and 2022 and September 30, 2023 and 2022 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.
The financial information that has been previously filed or otherwise reported for the Prior Quarterly Financial Statements is superseded by the information in this Annual Report. Note 1. Description of Business and Summary of Significant Accounting Policies, and Note 15. Selected Quarterly Financial Data (Unaudited), as set forth in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report contain additional information on the restatement and the related financial statement impact.
We have not filed and do not intend to file amendments to our Quarterly Reports on Form 10-Q for any of the quarterly periods in the fiscal year 2023. Accordingly, investors should rely only on the restated financial statements and related disclosures included in the 2022 Annual Report and this Annual Report for the applicable periods or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications including the aforementioned financial statements.
Internal Control Considerations
As a result of the information described above, management has concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level and the Company's internal control over financial reporting was not effective as of the end of each of the periods covered by restatement. In connection with the restatement, the Company has identified a material weakness in the operation of internal control over financial reporting with respect to the technical accounting analysis of significant non-routine transactions. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Annual Report.

CC

i

Unless the context requires otherwise, references in this report to “Allogene,” the “Company,” “we,” “us” and “our” refer to Allogene Therapeutics, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We discuss many of the risks associated with the forward-looking statements in this Annual Report in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should carefully read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report by these cautionary statements.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.
Trademarks and Trade names

This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

Risks Related to Our Financial Position and Capital Needs
•We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.
•We will need substantial additional financing to develop our products and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.
•We may fail to meet our publicly announced guidance or other expectations about our business, which would cause our stock price to decline.

Risks Related to Our Business and Industry
•Our product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and the likelihood of obtaining regulatory approval.
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
•Phase 1 data from our clinical trials is limited and may change as more patient data becomes available or may not be validated in any future or advanced clinical trial.
•We may not be able to submit INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
•We may encounter substantial delays in our clinical trials, or may not be able to conduct our trials on the timelines we expect.
•If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•We may fail to successfully manufacture our product candidates, operate our own manufacturing facility, or obtain regulatory approval to utilize or commercialize from our manufacturing facility or at a CDMO, which could adversely affect our clinical trials and the commercial viability of our product candidates.
•We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•Our reduction in force undertaken to extend our cash runway and focus more of our capital resources on our prioritized research and development programs might not achieve our intended outcome.

Risks Related to the Development of Our Product Candidates
•Our engineered allogeneic T cell product candidates represent a novel approach to cancer treatment that creates significant challenges for us.
•Gene-editing is a relatively new technology, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.

•We are heavily reliant on our partners for access to TALEN® gene editing technology for the manufacturing and development of our oncology product candidates.
•Servier’s discontinuation of its involvement in the development of CD19 Products and Servier's disputes with us and Cellectis may have adverse consequences.

Risks Related to Our Reliance on Third Parties
•We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
•We rely on T cells from healthy donors to manufacture our product candidates, and if we do not obtain an adequate supply of T cells from qualified donors, development of those product candidates, or commercialization, if approved, may be adversely impacted.

Risks Related to Government Regulation
•The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our CAR T cell product candidates.
•If we, or our collaborators, are required by the FDA, or similar regulatory authorities, to obtain approval (or clearance, or certification) of a companion diagnostic device in connection with approval of one of our product candidates, and we, or our collaborators, do not obtain, or face delays in obtaining, approval (or clearance, or certification) of a companion diagnostic device, we will not be able to commercialize the product candidate, and our ability to generate revenue will be materially impaired.

Risks Related to Our Intellectual Property
•We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
•If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

Risks Related to Ownership of Our Common Stock
•We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

PART I
Item 1. Business
Overview

We are a clinical stage immuno-oncology company pioneering the development of genetically engineered allogeneic T cell product candidates for the treatment of cancer and autoimmune diseases. We are developing a pipeline of “off-the-shelf” T cell product candidates that are designed to target and kill cancer cells in patients or eliminate pathogenic autoreactive cells in patients with autoimmune disorders. Our engineered T cells are allogeneic, meaning they are derived from healthy donors for intended use in any patient, rather than from an individual patient for that patient’s use, as in the case of autologous T cells. We believe this key difference will enable us to deliver readily available treatments faster, more reliably, at greater scale, and to more patients.

Earlier this year, we announced our 2024 Platform Vision that we believe will redefine the future of chimeric antigen receptor (CAR) T therapy by leveraging the unique attributes of allogeneic CAR T products. Under our 2024 Platform Vision we are focusing on four core programs:

1.Large B-Cell Lymphoma (LBCL): Potentially groundbreaking ALPHA3 Trial that we believe may leapfrog other CAR T’s and embed cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) in first line (1L) LBCL treatment in community cancer centers where most newly diagnosed patients seek care.

2.Chronic Lymphocytic Leukemia (CLL): New Phase 1 ALPHA2 Cohort is designed to evaluate cema-cel as a CLL treatment in order to address the limitations of autologous therapies in a disease where poor T cell fitness is a known barrier to efficacy.

3.Autoimmune Disease (AID): ALLO-329, our next-generation CD19 Dagger® program, focuses on scalability and reduced or chemotherapy-free lymphodepletion, positioning allogeneic CAR T to potentially transform autoimmune management and meet the demand of the market.

4.Renal Cell Carcinoma (RCC): Ongoing TRAVERSE trial with ALLO-316 seeks to advance scientific innovation underlying the Dagger® technology to optimize CAR T cell expansion and persistence, thereby maximizing the potential of allogeneic CAR T in solid tumors while mitigating treatment-associated inflammatory response.

Our allogeneic approach involves engineering healthy donor T cells, which we believe will allow for the creation of an inventory of off-the-shelf products that can be delivered to a larger portion of eligible patients throughout the world. These potential benefits led our Executive Chair, Arie Belldegrun, M.D., FACS, who was previously the Chair and Chief Executive Officer at Kite Pharma (Kite, now a Gilead company), and our President and Chief Executive Officer, David Chang, M.D., Ph.D., previously Chief Medical Officer and Executive Vice President of Research and Development at Kite, to found our company with the driving purpose of accelerating the development of allogeneic CAR T cell therapies.

Although we are currently focusing on our four core development programs noted above, we continue to have a deep pipeline to further the research and development of allogeneic CAR T cell product candidates in both hematological malignancies and solid tumors. We believe our technology platform combined with our management team’s experience in immuno-oncology and specifically in CAR T cell therapy will help drive the rapid development and, if approved, the commercialization of potentially curative therapies for patients with aggressive cancer or who suffer from autoimmune diseases.
Our Approach

Our allogeneic CAR T cell development strategy has four key pillars: (1) engineering product candidates to minimize the risk of graft-versus-host disease (GvHD), a condition where allogeneic T cells can recognize the patient’s normal tissue as foreign and cause damage, (2) creating a window of persistence that may enable allogeneic T cells to expand and eradicate cancer cells in patients or pathogenic autoreactive cells in patients, (3) building a leading manufacturing platform to enable consistent and high quality production and (4) leveraging next generation technologies to improve the functionality of allogeneic CAR T cells.

For our oncology programs we use Cellectis, S.A. (Cellectis), TALEN® gene-editing technology to limit the risk of GvHD by engineering T cells to lack functional T cell receptors (TCRs), thereby preventing them from recognizing a patient’s normal tissue as foreign. With the goal of enhancing the expansion and persistence of our engineered allogeneic T cells, we use

TALEN® technology to inactivate the CD52 gene in donor T cells and an anti-CD52 monoclonal antibody to deplete CD52 expressing T cells in patients while sparing the therapeutic allogeneic T cells. We believe this enables a window of persistence for the infused allogeneic T cells to actively target and destroy cancer cells. We are also developing ALLO-647, our own anti-CD52 monoclonal antibody, which is designed to be used prior to infusing our other product candidates as part of a lymphodepletion regimen. Our off-the-shelf approach is dependent on state-of-the-art manufacturing processes, and we believe we have built a technical operations organization with fully integrated in-house expertise in clinical and commercial engineered T cell manufacturing.

For our lead autoimmune program, we have a non-exclusive license with Arbor Biotechnologies relating to a CRISPR-based gene-editing technology for the development of allogeneic T cell product candidates directed against various targets, including CD19 and CD70 both of which ALLO-329 targets.

We have built our own current good manufacturing practices (cGMP) manufacturing facility in Newark, California, that we call Cell Forge 1 (CF1). We are currently utilizing CF1 for clinical manufacturing of our product candidates.

Finally, we plan to leverage next generation technologies to develop more potent product candidates and to develop product candidates to overcome premature rejection of allogeneic CAR T cells by the patient’s immune system. We believe next generation technologies will also allow us to further develop allogeneic T cell therapies for the treatment of solid tumors, which to date have been difficult to treat because of, among other factors, the lack of validated targets and tumor microenvironments that can impair the activity of T cells.

Our Pipeline

We are currently developing a pipeline of multiple allogeneic CAR T cell product candidates utilizing protein engineering, gene editing, gene insertion and advanced proprietary T cell manufacturing technologies. Our most advanced product candidate, cemacabtagene ansegedleucel, referred to as cema-cel (previously ALLO-501A), is an engineered allogeneic CAR T cell product candidate that targets CD19, a protein expressed on the cell surface of B cells and a validated target for B cell driven hematological malignancies. We are currently focused on developing cema-cel for LBCL and CLL. Our pipeline also includes ALLO-316 and ALLO-329. ALLO-316 is an engineered allogeneic CAR T cell product candidate that targets CD70, which is highly expressed in RCC and is selectively expressed in several other cancers thereby creating the potential for ALLO-316 to be developed across a variety of both hematologic malignancies and solid tumors. We are currently focused on developing ALLO-316 for RCC. ALLO-329, an engineered allogeneic CAR T cell product candidate that targets both CD19 and CD70, is in development for the treatment of certain AIDs. We also have additional product candidates, but we have deprioritized these programs to allow us to focus on cema-cel, ALLO-316 and ALLO-329. Our pipeline is represented in the diagram below.

1Phase 3 may not be required if Phase 2 is registrational
2ALLO-647 (anti-CD52 mAb) is intended to enable expansion and persistence of allogeneic CAR T product candidates
3 TurboCAR™

Our lead product candidates include:

•Cemacabtagene ansegedleucel (cema-cel). We are currently focused on developing cema-cel in LBCL and CLL.

◦LBCL: We plan to initiate a pivotal Phase 2 clinical trial (ALPHA3) in mid-2024 for cema-cel as part of a 1L treatment plan for newly diagnosed and treated LBCL patients who are likely to relapse and need further therapy. The design of the ALPHA3 1L consolidation trial builds upon the results demonstrated in the Phase 1 ALPHA2 trial and leverages an investigational diagnostic test developed by Foresight Diagnostics, Inc. (Foresight Diagnostics) that we believe will identify patients who have achieved remission by standard disease assessment but who have minimal residual disease (MRD) at the completion of 1L chemoimmunotherapy. The ALPHA3 trial is designed to study the impact of treating MRD positive patients with cema-cel. The study will randomize approximately 230 patients who achieve a complete response or partial response to 1L therapy, but who are MRD positive. The patients will be randomized to either consolidation with cema-cel or the current standard of care, which is observation. The design, with a primary endpoint of event free survival (EFS), will initially include two lymphodepletion arms (one with standard fludarabine and cyclophosphamide plus ALLO-647 and one with standard fludarabine and cyclophosphamide but without ALLO-647). One lymphodepletion arm will be discontinued following a planned interim analysis in mid-2025 designed to select the most appropriate regimen for this patient population. In view of the potential of the earlier line ALPHA3 trial, we have deprioritized the third line (3L) LBCL ALPHA2 and EXPAND trials.

◦CLL: We have initiated the Phase 1b cohort of our ALPHA2 trial to evaluate cema-cel following lymphodepletion with fludarabine/cyclophosphamide and ALLO-647 in patients with relapsed/refractory chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL). This cohort will include up to 40 patients, and we expect to release initial data by year-end 2024.

•ALLO-316. We are enrolling a Phase 1 clinical trial (TRAVERSE) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic RCC. We presented interim results from the TRAVERSE trial at the American Association of Cancer Research (AACR) Annual Meeting in April 2023. See “—Product Pipeline and Development Strategy—Anti-CD70 Development Program—Results from the Phase 1 ALLO-316 TRAVERSE Trial” for information regarding the results. We have implemented a protocol amendment that incorporates a diagnostic and treatment algorithm into the study design. The algorithm is designed to mitigate the treatment-associated hyperinflammatory response without compromising the CAR T function needed to eradicate solid tumors. The next update from this trial is planned for a publication in the second quarter of 2024 and will discuss the algorithm. A more comprehensive data update from the ongoing trial with the updated protocol is planned for year-end 2024.

•ALLO-329. We are developing ALLO-329, a next-generation allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases. Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in AID. Initiation of this Phase 1 trial with ALLO-329 is expected in early 2025.

•ALLO-647. We are developing an anti-CD52 monoclonal antibody, ALLO-647, which is a proprietary component of our lymphodepletion regimen. ALLO-647 may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can actively target and destroy cancer cells. During Part A of our pivotal ALPHA3 trial, we will be assessing ALLO-647’s contribution to the overall benefit to risk ratio of the lymphodepletion regimen for cema-cel. Patients will be randomized to receive cema-cel and a lymphodepletion regimen with fludarabine and cyclophosphamide either with or without ALLO-647. We plan to select the lymphodepletion regimen in mid 2025.

•Other Product Candidates: While we have additional programs in our pipeline, our development priorities are focused on cema-cel (1L Consolidation and CLL), ALLO-316, and ALLO-329. We will explore opportunities to partner with collaborators on product candidates across our pipeline.
Our History and Team

We believe we have established a leadership position in allogeneic CAR T cell therapy. In April 2018, we acquired certain assets from Pfizer Inc. (Pfizer), including strategic license and collaboration agreements and other intellectual property related to the development and administration of allogeneic CAR T cells for the treatment of cancer. We have an Exclusive License and Collaboration Agreement (the Servier Agreement) with Les Laboratoires Servier SAS and Institut de Recherches

Internationales Servier SAS (collectively, Servier) to develop and commercialize cema-cel, and we hold the commercial rights to these product candidates in the United States. The Servier Agreement gives us access to Cellectis’ TALEN® gene-editing technology for cema-cel. We also have an exclusive worldwide oncology license from Cellectis to use its TALEN® gene-editing technology for the development of allogeneic T cell product candidates directed against 15 different cancer antigens, including CD70 which ALLO-316 targets. We also have a non-exclusive license with Arbor Biotechnologies relating to a CRISPR-based gene-editing technology for the development of allogeneic T cell product candidates in the field of autoimmune diseases directed against various targets, including CD19 and CD70 both of which ALLO-329 targets.

Our world-class management team has significant experience in immuno-oncology and in progressing products from early-stage research to clinical trials, and ultimately to regulatory approval and commercialization. In particular, both Dr. Belldegrun and Dr. Chang led the development and approval of Yescarta® at Kite. Additionally, our Executive Vice President of Research and Development and Chief Medical Officer, Dr. Zachary Roberts, was also instrumental in the development and execution of the clinical trials of Yescarta® across multiple indications. Our Chief Technical Officer, Timothy Moore, has over 30 years of leadership experience in biopharmaceutical manufacturing and operations and was previously Executive Vice President, Technical Operations at Kite, where he was responsible for the process development, manufacturing, quality and supply chain for Yescarta®.
Our Strategy

Our goal is to maintain and build upon our leadership position in allogeneic CAR T cell therapy. We plan to rapidly develop and, if approved, commercialize allogeneic CAR T cell products for the treatment of cancer and autoimmune disease that can be delivered faster, more reliably, and at greater scale than autologous T cell therapies. We believe achieving this goal could result in allogeneic CAR T therapy becoming a standard of care in cancer and autoimmune disease treatments and enable us to make potentially curative products more readily accessible to more patients throughout the world. Key elements of our strategy include:

•Repositioning our allogeneic CAR T product as the only CAR T to be part of a first line (1L) consolidation approach. As described in our 2024 Platform Vision, we seek to redefine the future of CAR T by potentially repositioning our allogeneic CAR T product as the only CAR T to be part of a first line (1L) treatment plan for newly diagnosed and treated LBCL patients who are likely to relapse and need further therapy. The design of the ALPHA3 1L consolidation trial builds upon the results demonstrated in the Phase 1 ALPHA2 trial and leverages an investigational diagnostic test developed by Foresight Diagnostics to identify patients who have MRD at the completion of 1L chemoimmunotherapy for treatment with cema-cel. Start-up activities for the ALPHA3 trial are underway and the trial is expected to begin enrolling in mid-2024.

•Build state-of-the-art gene engineering and cell manufacturing capabilities. Manufacturing allogeneic T cell product candidates involves a series of complex and precise steps. We believe a critical component to our success will be to leverage and expand our proprietary manufacturing know-how, expertise and capacity. For instance, for our lead product candidate, cema-cel, we were able to identify and select a manufacturing process that was associated with robust clinical performance in Phase 1. We believe establishing our own fully integrated manufacturing operations and infrastructure will allow us to continuously improve the manufacturing process, limit our reliance on contract development and manufacturing organizations (CDMOs) and more rapidly advance the commercialization of any of our product candidates that receive regulatory approval.

•Expand into solid tumor indications with high unmet need and leverage next generation technologies to advance our platform. We plan to continue to advance the research and development of ALLO-316, which targets CD70, for the treatment of clear cell renal cell carcinoma (ccRCC) as part of our TRAVERSE trial. We are investigating next-generation technologies incorporated in the design of ALLO-316 which seek to better control rejection of allogeneic CAR T cells by the patient immune system. Such technologies include our Dagger® technology that utilizes an anti-CD70 CAR to kill alloreactive host T cells. We are also advancing technologies to increase specificity of CAR T activity to avoid potential normal tissue toxicities associated with certain solid tumor targets. We continually survey the scientific and industry landscape for opportunities to license, partner or acquire technologies that may help us advance current or new cell therapies for the benefit of patients.

•Expand our allogeneic CAR T platform into the treatment of autoimmune disease (AID). We are currently developing a next-generation product candidate, ALLO-329, which will be an engineered allogeneic CAR T cell product candidate that targets CD19 and CD70. ALLO-329 will incorporate our Dagger® technology. We are currently focused on developing ALLO-329 for AID. Incorporation of the Dagger® technology into an “off-the-shelf” CD19 product for use in AID is designed to reduce or eliminate the need for standard chemotherapy while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in AID. Initiation of this Phase 1 trial with ALLO-329 is expected in early 2025.

Allogeneic CAR T Cell Therapy
Engineered T Cell Therapies

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

Chimeric Antigen Receptors (CARs)

CARs are engineered molecules that, when present on the surface of a T cell, enable the T cell to recognize specific proteins or antigens that are present on the surface of other cells. More than one type of CAR can be included in a CAR T cell, imparting multi-antigen targeting capability. The CAR molecule(s) in our product candidates are comprised of a single chain protein that contains the following elements:

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

•Activating Domains: The other end of transmembrane domain, inside the T cell, is connected to one or more signaling domains responsible for activating the T cell when the CAR binds to the target cell. The CD3 zeta domain delivers an essential primary signal within the T cell, and the 41BB domain delivers an additional, co-stimulatory signal. Together, these signals trigger T cell activation, resulting in proliferation of the CAR T cells and killing of the cancer cell. In addition, activated CAR T cells stimulate the local secretion of cytokines and other molecules that can recruit and activate additional immune cells to potentiate killing of the cancer cells.

In addition to the domains described above, in ALLO-316, we have included rituximab recognition domains to potentially serve as a way to identify and/or eliminate ALLO-316 cells using rituximab. The figure below shows the constructs that support our lead product candidates in clinical development: cema-cel, ALLO-316 and ALLO-329.

Allogeneic CAR T Cell Products: The Next Revolution

There are two primary approaches to engineered T cell therapy: autologous and allogeneic. Autologous therapies use engineered T cells derived from the individual patient, while allogeneic products use engineered T cells derived from unrelated healthy donors. While the autologous approach has been revolutionary, demonstrating compelling efficacy in many patients, it is burdened by the following key limitations:

•Lengthy Delivery Time. Due to the individualized manufacturing process, patients may wait weeks to months be treated with their engineered cells. As a result, in the registrational trials for Yescarta® and Kymriah®, up to 31% of intended patients ultimately did not receive treatment primarily due to complications from the underlying disease prior to delivery of therapy or as a result of manufacturing failures. In addition, certain patients being treated with autologous therapies have sometimes required bridging therapy as they wait for the manufacture of their T cells, however, bridging therapy to control disease may increase some cumulative or synergistic toxicities for the patients. Other rapidly progressing patients may not be considered candidates for autologous CAR T given lengthy waiting times and limited manufacturing slots. Each of these autologous CAR T challenges creates inherent limitations to the uptake of autologous CAR T therapies. As discussed in more detail below, these limitations become increasingly prohibitive in diseases where time is of the essence as is the case in 1L consolidation, making autologous CAR T therapy unsuitable for such use.

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

•Complex Logistics. The delivery of autologous T cell therapy is complicated due to the individualized nature of manufacturing, which allows only one patient to be treated from each manufacturing run and requires dedicated infrastructure to maintain a strict chain of custody and chain of identity of patient-by-patient material collection, manufacturing and delivery. The complex logistics add significant cost to the process and limit the ability to scale. Additionally, the collection of T cells through leukapheresis from each individual patient results in a time consuming and costly step in the autologous process. In part due to these logistics, autologous treatment is currently only available at select centers.

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

Our approach is designed to provide the same intended curative outcome as autologous therapy, while offering the following potential key advantages:

•Availability and Access. Starting with T cells from a healthy donor, we believe that at scale we can manufacture approximately 100 doses or more of allogeneic CAR T product per manufacturing run that could be used in any eligible patient. Because our allogeneic product candidates are designed to be frozen and available off-the-shelf, they are expected to be readily shipped and administered to patients.

•Speed to Patient. Many patients with aggressive or rapidly progressing cancer may not have multiple weeks to wait for autologous CAR T treatment. Our allogeneic approach has the potential to create off-the-shelf product inventory, which could enable dosing of patients within days of a decision to treat. This would represent a significant reduction in patient wait time, potentially obviating the need for any bridging therapy and allowing the treatment of patients who are either too sick, or their disease progresses to quickly for them to wait for their autologous CAR T cells to be manufactured, thus potentially improving patient outcomes. In addition, as we seek to incorporate our investigational allogeneic CAR T product into a 1L consolidation strategy, the speed to patient becomes even more important. Once it is determined that a patient is MRD positive following standard 1L treatment, published results of front-line chemotherapy outcomes suggest that the patient is very likely to progress, and some patients may do so very quickly (i.e., within a matter of weeks after completing 1L therapy). Furthermore, data suggests that patients who have low burden of disease when they receive CAR T cells tend to have better safety and efficacy outcomes, including lower rates of cytokine release syndrome (CRS) and more durable remissions. As a result, we believe that autologous CAR T therapy is far less suitable for treating MRD positive patients as part of a 1L consolidation strategy given the lengthy lead time for the autologous individualized manufacturing process, which would not allow for rapid CAR T treatment before disease progression and while the disease burden remains low.

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

•Streamlined Manufacturing. We are building an efficient and scalable manufacturing process and organization. The allogeneic CAR T approach utilizes healthy donor T cells which we believe provides enhanced scalability, and an off-the-shelf capability that can potentially reduce the costs to the overall healthcare system as it does not require bridging therapy, leukapheresis and complex logistics.

Manufacturing Allogeneic T Cells

There are similarities as well as key differences between the processes for allogeneic and autologous CAR T cell manufacturing, as illustrated in the figure below which depicts our manufacturing process for our oncology CAR-T product candidates.

The three primary steps to creating our engineered allogeneic CAR T cells are: (1) collection and transduction, (2) gene editing, and (3) purification, formulation, and storage. We start with collecting white blood cells from a healthy donor, which are subsequently stimulated to proliferate and transduced with a viral vector to integrate the CAR sequence into the T cell genome. The CAR sequence directs the expression of CAR proteins on the cell surface that allows the transduced T cells to recognize and bind to a target molecule that is present on cancer cells. Next, we use gene editing tools to edit the T cell genome to inactivate TCRα and CD52. Inactivation of TCRα and CD52 is intended to reduce the risk of GvHD and allow the allogeneic

T cells to expand and persist in patients, respectively. Finally, the edited T cells are cultured for several days to increase the cell number, harvested and purified. The purified T cells are formulated in a cryopreservation media and filled into closed, stoppered vials prior to controlled-rate freezing and long-term storage in the vapor phase of liquid nitrogen. This inventory is securely stored and then shipped to treatment facilities, as needed.

The figure below illustrates the steps in a manufacturing run for our engineered oncology allogeneic CAR T product candidates.

Product Pipeline and Development Strategy

Using our proprietary allogeneic CAR T cell platform, we are researching and developing multiple product candidates for the treatment of blood cancers, solid tumors and autoimmune diseases. Our product candidates are allogeneic T cells engineered to be used as off-the-shelf treatments for any patient with a particular cancer type or autoimmune disease. Each product candidate bears specific engineered attributes, and targets a selected antigen expressed on tumor cells or pathogenic autoreactive immune cells.

Our product pipeline is represented in the chart below:

1Phase 3 may not be required if Phase 2 is registrational;
2ALLO-647 is intended to enable expansion and persistence of allogeneic CAR T product candidates;
3TurboCAR™

Anti-CD19 Oncology Development Program

CD19 is an antigen expressed on the surface of B cells, including on B cells that are malignant. B cells are considered non-essential tissue, as they are not absolutely required for patient survival. We believe CD19 is a validated target for the treatment of B cell leukemias and lymphomas. Multiple autologous anti-CD19 CAR T therapies have shown promising results and have been approved by the FDA as therapies in multiple blood cancers, including relapsed/refractory (R/R) LBCL, as further described below under "—Competition".

Historically, under our Servier Agreement, we have worked with Servier to develop several CD19 product candidates, including UCART19, ALLO-501 and cema-cel. On September 15, 2022, Servier sent us a notice of discontinuation of its involvement in the development of all CD19 Products pursuant to the Servier Agreement. While we continue to work to redefine our relationship with Servier, in the interim, we have assumed all responsibility for the CD19 development program.

UCART19 was our first CD19 product candidate, and Servier led its manufacturing and clinical development. UCART19 was manufactured to express a CAR that is designed to target CD19 and gene edited to lack TCRαβ and CD52 to minimize the risk of GvHD and enable use of anti-CD52 monoclonal antibodies to create a window of CAR T cell persistence in the patient. In addition, UCART19 cells were engineered to express a small protein on the cell surface called RQR8, which consists of two rituximab recognition domains. This allowed for recognition and elimination of the CAR T cells by rituximab in the event that silencing of CAR T cell activity is desired. Servier sponsored two Phase 1 clinical trials of UCART19 in patients with R/R CD19 positive B-cell acute lymphoblastic leukemia (ALL), both of which were completed in 2020. Patients from both studies are continuing the long-term follow-up as planned.

We have been, and continue to be, responsible for the manufacture and clinical development of ALLO-501 and cema-cel. ALLO-501 is identical to UCART19 in molecular design, however several modifications were introduced by us to the manufacturing process for ALLO-501. These modifications are designed to facilitate more efficient manufacturing scale-up for the larger patient population targeted by ALLO-501. Like UCART19, ALLO-501 also co-expresses a small protein on the cell surface called RQR8, which consists of two rituximab recognition domains. This is intended to allow for destruction of the CAR T by rituximab. Prior treatment with rituximab is typical for patients with Non-Hodgkin Lymphoma (NHL) and, depending on the lag time between the rituximab administration and the CAR T infusion, prior administration of rituximab may interfere with any CAR T that includes RQR8. As a result, we have removed RQR8 in cema-cel, which is illustrated below, to facilitate treatment of patients who were recently treated with rituximab.

Lead Target Indication: Non-Hodgkin Lymphoma (NHL)

NHL is a hematologic cancer originating from malignant lymphocytes. It is the most common hematological malignancy in the United States, with 80,620 new cases estimated to be diagnosed and 20,140 deaths estimated in 2024, according to the American Cancer Society. Over 60 NHL subtypes have been identified, and each subtype represents different neoplastic lymphoid cells (T, B or NK cells) that have arrested at different stages of differentiation. According to the American Cancer Society, B-cell lymphomas make up approximately 85% of NHL cases in the United States.

B-cell NHL itself represents a group of different neoplasms that not only differ in pathology, but also response to therapy and prognosis. NHL can be rapidly growing (aggressive), such as LBCLs, or it can be slow growing, or indolent, such as follicular lymphoma (FL).

The R-CHOP chemotherapy combination (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone) introduced in the early 2000s remains the standard of care for newly diagnosed LBCL, and can yield five-year survival rates of 55-60%. Unfortunately, approximately 30% of LBCL patients relapse or have treatment-refractory disease and require second-line therapy. Subsequent therapy for fit patients is commonly high-dose therapy followed by autologous stem-cell therapy or autologous anti-CD19 CAR T therapy. Two previous randomized controlled trials evaluated anti-CD19 CAR T cell therapies, Yescarta® and Breyanzi® compared to high dose chemotherapy followed by autologous stem cell rescue. Yescarta® and Breyanzi® improved event-free-survival versus stem cell transplant (8.3 months vs. 2.0 months and 10.1 months vs. 2.3 months, respectively). A retrospective analysis of patients with R/R LBCL, who were not treated with autologous CAR T therapy, found that outcomes in this population are poor, with an objective response rate of 26% (complete response (CR): 7%, partial response: 18%) and median overall survival of 6.3 months.

Autologous CAR T therapy has made significant advances in addressing R/R NHL, and has moved to earlier lines of therapy, as further described below under — "Competition".

Results from the Phase 1 ALLO-501 ALPHA Trial and the Phase 1 cema-cel ALPHA2 Trial

On June 3, 2023, we announced long-term follow up data from the Phase 1 ALPHA trial of ALLO-501 and from the Phase 1 ALPHA2 trial of cema-cel in R/R LBCL at the American Society of Clinical Oncology (ASCO) Annual Meeting. We conducted an extensive Phase 1 program designed to evaluate and optimize all aspects of our lead product candidate, including the dose and schedule of cema-cel and ALLO-647.

The long-term data included an updated analysis of data from 12 CAR T-naïve patients with R/R LBCL who received a single dose of ALLO-501/cema-cel manufactured using the Alloy™ process following a lymphodepletion regimen (FCA90) comprised of fludarabine (30 mg/m2/day x 3 days) and cyclophosphamide (300 mg/m2/day x 3 days) plus ALLO-647 (30 mg/day x 3 days). The median time from enrollment to the start of therapy was three days and all 12 patients were followed through a minimum of six months (data cutoff April 20, 2023).

The updated data from the Phase 1 trials of ALLO-501 and cema-cel are foundational for our ALPHA3 trial and continue to support the ability of a single administration of allogenic CAR T cells to induce durable complete remissions at a rate similar to approved autologous CD19 CAR T therapies. Among the 12 patients treated with the single dose FCA90 regimen, the overall response rate (ORR) was 67% and 58% achieved CRs with 42% maintaining CR through month six. Of the five patients who were in CR at six months, four (80%) remained in CR. The fifth patient had disease progression at 24 months. The median duration of response was 23.1 months with three patients remaining in remission for over 24 months and the longest remaining in remission for over 31 months.

Patients Treated with Phase 2 Regimen (n=12)
Overall Response Rate (ORR), n (%)	8 (67)
Complete Response (CR), n (%)	7 (58)
6 Month CR Rate, n (%)	5 (42)

The ALPHA and ALPHA2 Phase 1 trials demonstrated a manageable safety profile and treatment was generally well tolerated with no GvHD and no observed dose limiting toxicities (DLTs). Among patients treated with single dose FCA90, there was no Grade 3+ CRS or neurotoxicity. One patient (8%) experienced a Grade 3+ infection and two (17%) experienced prolonged Grade 3+ cytopenia. As previously reported, one Grade 5 event occurred. No new Grade 5 events have occurred.

	All R/R CAR T naïve LBCL (N=33)		Patients Treated with Phase 2 Regimen (N=12)
	All Gr N (%)	Gr 3+ N (%)	All Gr N (%)	Gr 3+ N (%)
CRS	8 (24)	0	4 (33)	0
ICANS	0	0	0	0
Neurotoxicity	13 (39)	2 (6)	4 (33)	0
GvHD	0	0	0	0
IRR	16 (49)	3 (9)	8 (67)	0
Infection	19 (58)	5 (15)	8 (67)	1 (8)
Prolonged Gr3+ Cytopenia	-	4 (12)	-	2 (17)

Second Target Indication: Chronic Lymphocytic Leukemia (CLL)

CLL is also a hematologic cancer originating from malignant lymphocytes. Within the United States, annually approximately 20,700 new cases of CLL are estimated to be diagnosed with approximately 4,400 deaths estimated to occur according to 2024 figures from the American Cancer Society. Targeted therapy can be used to treat CLL, including treatment with Bruton tyrosine kinase inhibitors (BTKi) or B-cell lymphoma 2 inhibitors (BCL2i). Although such frontline therapies can be effective in achieving a remission, CLL remains incurable, and the disease will likely relapse and require further line(s) of therapy. While recent autologous CD19 CAR T data has been a positive step for patients with R/R CLL, outcomes in CLL following CAR T treatment have yet to meet expectations set in R/R LBCL. This is likely due in part to T cell dysfunction and the potential for high circulating tumor burden in CLL, making the isolation of functional T cells for autologous CAR T manufacturing difficult. We believe that our AlloCAR T™ products, such as cema-cel which is derived from healthy donor cells, could potentially create a clinically meaningful advance for these late-stage CLL patients, with a one-time dose and simpler administration and logistics.

Clinical Development Plan - Non-Hodgkin Lymphoma (NHL)

We are the sponsor of the ALPHA trial of ALLO-501 and ALPHA2 trial of cema-cel, each for patients with R/R NHL or CLL. The ALPHA trial is a Phase 1 clinical trial of ALLO-501 in patients with R/R LBCL and R/R FL. We completed accrual in the ALPHA trial in 2021 and are following patients as part of long-term follow-up. The ALPHA2 trial was initiated as a Phase 1/2 clinical trial for cema-cel in the second quarter of 2020. The Phase 1 portion of the ALPHA2 trial was designed to assess the safety and tolerability at increasing dose levels of cema-cel in patients with R/R LBCL. In the fourth quarter of 2022, we proceeded to the Phase 2 portion of the ALPHA2 trial in adult patients with R/R LBCL. We are also sponsoring the EXPAND trial of ALLO-647, which was intended to demonstrate the overall contribution of ALLO-647 to the benefit to risk ratio of the lymphodepletion regimen for cema-cel.

In January 2024 we announced that we would deprioritize the ALPHA2 R/R LBCL and EXPAND trials to focus on our ALPHA3 trial, which will seek to embed cema-cel as part of a 1L consolidation strategy. We have deprioritized the ALPHA2 R/R LBCL trial primarily because the ALPHA3 trial, if successful, could significantly impact the need for cell therapy in later lines of treatment, including the third line (3L) patients being studied in our ALPHA2 trial. The ALPHA3 trial will be an open-label, Phase 2, multicenter clinical trial evaluating the safety and efficacy of cema-cel in adult patients with

LBCL who have completed R-CHOP and have attained a remission, but who test positive for MRD. The ALPHA3 trial will randomize approximately 230 patients who achieve a complete or partial response to 1L therapy, but who test positive for MRD at their end-of-therapy PET/CT assessment. The patients will be randomized to either treatment with cema-cel or the current standard of care, which is observation. The design, with a primary endpoint of EFS, will initially include two lymphodepletion arms (one with standard fludarabine and cyclophosphamide plus ALLO-647 and one without ALLO-647). One lymphodepletion arm will be discontinued following a planned interim analysis in mid-2025 designed to select the most appropriate regimen for this patient population.

The ALPHA3 trial will leverage an investigational diagnostic test developed by Foresight Diagnostics to identify patients who have MRD at the completion of 1L chemoimmunotherapy. Although 1L R-CHOP is curative for many with LBCL, as noted above, approximately 30% of patients treated will relapse. Under the current standard of care, there is no way to determine which patients are at greater risk of relapse after initially responding to 1L treatment, and so the standard of care has been simply to “watch and wait” for the disease to relapse. Foresight Diagnostics, however, has developed a liquid biopsy testing platform for the measurement of MRD. Based on Foresight Diagnostics’ published data, we believe that the Foresight Diagnostics’ assay is highly sensitive and predictive of which patients are likely to relapse. By incorporating the Foresight Diagnostics assay into our ALPHA3 trial design, we believe that we can identify the patient population most at risk for relapse and treat those patients with cema-cel.

ALPHA3 takes advantage of cema-cel as a one-time, off-the-shelf treatment that can be administered immediately upon discovery of MRD following six cycles of R-CHOP, potentially positioning cema-cel to become the standard “7th cycle” of frontline treatment available to all eligible patients with MRD. ALPHA3 builds on our belief that administration of CAR T therapies to patients with low disease burden improves both safety and efficacy outcomes. Cema-cel’s Phase 1 safety profile, with low rates of CRS and immune effector cell-associated neurotoxicity syndrome (ICANS), already permits its use in the outpatient setting in R/R patients and may further improve in patients with no radiological evidence of disease. Start-up activities for ALPHA3 are underway and we plan to initiate the trial in mid-2024.

Assuming favorable outcomes and subject to FDA discussions, we plan to seek FDA approval of cema-cel and ALLO-647 on the basis of the ALPHA3 trial.

Clinical Development Plan - Chronic Lymphocytic Leukemia (CLL)

We have initiated a new CLL cohort as part of our ALPHA2 trial. This new cohort is a Phase 1b cohort that is a single-arm, open-label, multicenter study evaluating the safety and efficacy of cema-cel following lymphodepletion with fludarabine/cyclophosphamide and ALLO-647 in patients with R/R CLL/SLL. This trial will include patients with high-risk CLL treated with ≥1 prior line of BTKi-based therapy or those treated with ≥2 prior lines of therapy, including a BTKi and BCL2i. The primary endpoint of the phase 1b portion of this study is safety. Secondary endpoints include overall response rate, duration of response, time to response, and progression-free survival per investigator assessment. Up to approximately 40 patients may be enrolled in sites across the United States. This study leverages currently active ALPHA2 trial sites in the U.S. which should allow it to advance quickly. We opened enrollment in the first quarter and anticipate initial data by year end 2024.

Anti-CD70 Oncology Development Program

CD70 is an antigen expressed on several types of cancer cells, with strong expression in RCC and limited off-tumor expression. CD70 is selectively expressed in a portion of other solid tumors and blood cancers. While CD70 can be expressed on activated T cells, ALLO-316 was associated with minimal or no fratricide in preclinical studies, meaning that ALLO-316 cells did not mediate the targeted killing of other ALLO-316 cells. Accordingly, we believe progressing allogeneic CAR T cell products directed against CD70 could be promising in solid tumor indications as well as hematological malignancies.

ALLO-316 is manufactured to express a CAR that is designed to target CD70 and gene edited to lack expression of the TCR and CD52 to both minimize the risk of GvHD and to enable use of CD52 monoclonal antibodies to permit a window of persistence of CAR T cells in the patient . In addition, rituximab and CD34 recognition domains have been incorporated in between the scFv and the linker domain, as illustrated below. The rituximab recognition domains allow targeting of cells with rituximab in the event that silencing of CAR T cell activity is desired. The CD34 domain confers recognition by an anti-CD34 antibody, and may be used as a surface marker to monitor ALLO-316 in patients by flow cytometry.

In the first half of 2021, we initiated Phase 1 TRAVERSE clinical trial of ALLO-316 in adult patients with advanced or metastatic ccRCC.

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

The combination of VEGF and immune check-point inhibitors, such as axitinib and pembrolizumab, respectively, is often used in the first line setting and has shown a median progression-free survival of 15.1 months with an ORR of 59.3% and CR rate of 5.8%. Patients who progress on immune checkpoint-based combination therapies can be treated with agents including cabozantinib, lenvatinib with everolimus, tivozanib, belzutifan or other therapies.

Results from the Phase 1 ALLO-316 TRAVERSE Trial

On April 17, 2023, we announced interim results from the Phase 1 TRAVERSE trial of ALLO-316 in patients with advanced or metastatic RCC who have progressed on or who are intolerant to standard therapies, including an immune checkpoint inhibitor and a VEGF-targeting therapy. The interim results provide proof-of-concept demonstrating the promise of an allogeneic CAR T product candidate to treat CD70-expressing RCC with ALLO-316.

As of the data extract date of March 23, 2023, in the ten patients with tumors known to express CD70, the disease control rate (DCR) was 100% including three patients who achieved a partial response (PR) (two confirmed and one unconfirmed, with the longest response lasting until month eight). Cell expansion in patients with CD70 positive disease was robust and there was a trend toward greater tumor shrinkage in patients with high CD70 expression.

	All Patients (n=18)	CD70+ Patients (n=10)
Overall Response Rate (ORR), n (%)	3 (17)	3 (30)
Disease Control Rate (DCR), n (%)	16 (89)	10 (100)
Partial Response (PR), n (%)	3 (16)	3 (30)

There were 19 patients evaluable for safety, and the data demonstrated an adverse event profile generally consistent with autologous CAR T therapies. One dose limiting toxicity of Grade 3 auto-immune hepatitis occurred in the second dose level. Grade 3+ prolonged cytopenia was observed in three patients (18%). CRS was all low grade with the exception of one case of Grade 3 CRS. Neurotoxicity, which is now defined more broadly, was generally low grade and reversible with most events being fatigue or headache. There were no cases of ICANs. Infections occurred in eight patients of which four were Grade 3+ including one Grade 5 respiratory failure due to Covid-19 infection deemed unrelated to study treatment. Grade 3+ prolonged cytopenia was observed in three patients (16%). There were no cases of GvHD.

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

We have developed an investigational in vitro companion diagnostic (IVD) assay designed for use in determining CD70 expression levels for patient selection in TRAVERSE. The trial is now deploying the IVD assay for the purposes of identifying patients most likely to benefit from ALLO-316. TRAVERSE will continue to explore varying cell dose and lymphodepletion regimens in CD70 positive RCC patients.

During the advancement of the TRAVERSE trial with ALLO-316, we have observed allogeneic CAR T cell expansion and persistence driven by CD70 CAR that allows elimination of alloreactive host lymphocytes. This biology has brought the potential for clinical efficacy not often seen in patients with R/R RCC but has also resulted in a hyperinflammatory response in some patients as CD70 CAR T cells expand and persist.

Leveraging recent advances in the management of hyperinflammation following autologous CAR T administration, we have developed a diagnostic and treatment algorithm similar to what our management team previously helped develop for CRS and ICANS associated with autologous CAR T. This algorithm may mitigate the treatment-associated hyperinflammatory response without compromising the CAR T function needed to eradicate solid tumors. We have recently implemented a protocol amendment to further maximize the benefit-risk of ALLO-316 in patients with CD70+ RCC.

The next update from this trial is planned for a medical forum in second quarter 2024 and will discuss the safety algorithm that is believed to be an important advance for the TRAVERSE trial. A more robust data update from the ongoing trial with the updated protocol is planned for later in 2024.

Anti-CD19/CD70 Autoimmune Disease Development Program

Autoimmune disease (AID) can affect organs throughout the body. B cells and T cells are two key components of the immune system, each playing distinct roles in the body’s defense against pathogens and in maintaining immune tolerance. Effective collaboration between B cells and T cells results in the sustained production of autoantibodies, which are antibodies that mistakenly target and react with a person’s own tissues or organs resulting in AID. Autoantibodies are critical to the pathogenesis of many AIDs. As a result, we believe that disruption of the B cell-T cell network could lead to an effective treatment of AIDs. As noted above, CD19 is an antigen expressed on the surface of B cells, including pathogenic autoreactive B cells. Activated T cells, which upregulate CD70, induce sustained production of autoantibodies by B cells from patients affected by AID. Moreover, CD70 expression is elevated on T cells of patients in certain AIDs, suggesting a pathogenic role for CD70+ T cells in AID. Accordingly, we believe progressing allogeneic CAR T cell therapies directed against CD19 and CD70 could be promising in AID indications.

ALLO-329 is manufactured to express two independent CARs designed to target CD19 and CD70. As illustrated below, a single transgene encoding both the CD19 CAR and the CD70 CAR is targeted for insertion into the TRAC locus using site-specific integration, resulting in uniform expression of both CARs and the lack of TCR expression. ALLO-329 is designed to mediate the depletion of CD19+ B cells and pathogenic T cells that upregulate CD70 expression. CD70 is also upregulated on activated B cells and alloreactive lymphocytes. Therefore, ALLO-329 can also target pathogenic CD70+ B cells and prevent allorejection by eliminating CD70+ alloreactive lymphocytes in the patients. The anti-rejection features of ALLO-329 may help reduce or eliminate the need for lymphodepletion prior to treatment with ALLO-329.
We are developing ALLO-329, an allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases. Inclusion of an anti-CD70 CAR in ALLO-329 is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while also targeting CD70+ activated lymphocytes, which may play a direct role in AID pathogenesis. Initiation of this Phase 1 trial with ALLO-329 is expected in early 2025.

Future Opportunities

Currently, we remain focused on our four key programs described above. As we advance those programs, we may seek to utilize our allogeneic platform to pursue additional targets of interest, particularly through strategic partnerships. These include the additional targets currently in our pipeline as well as other targets that might be validated in the future. For example, we have been developing allogeneic CAR T cell product candidates targeting B-cell maturation antigen (BCMA) for treatment of multiple myeloma (ALLO-715), FLT3 for the treatment of acute myeloid leukemia (ALLO-819), DLL3 for the treatment of small cell lung cancer (ALLO-213), and Claudin 18.2 for the treatment of gastric and pancreatic cancer (ALLO-182).
Our Manufacturing Strategy

We have invested resources to optimize our manufacturing process, including the development of improved analytical methods and instrumentation. We plan to continue to invest in process science, product characterization and manufacturing to continuously improve our manufacturing processes, production and supply chain capabilities over time.

Our product candidates are designed and manufactured via platforms comprised of defined unit operations and technologies. Processes are developed from small to larger scales, incorporating compliant procedures to create cGMP conditions. Although we have a platform-based manufacturing model, each product is unique and for each new product candidate, a developmental phase is necessary to individually customize each engineering step and to create a robust procedure that can later be implemented in a cGMP environment to ensure the production of clinical batches. This work is performed in our process development environment to evaluate and assess variability in each step of the process in order to define the most reliable production conditions.

Historically, we have used a CDMO to manufacture our cell-based product candidates in the United States, and we managed all other aspects of the supply, including planning, CDMO oversight, disposition and distribution logistics. The CDMO is subject to cGMP requirements, using qualified equipment and materials. We also have utilized separate third-party contractors to manufacture cGMP raw materials that are used for the manufacturing of our product candidates, such as viral vectors that are used to deliver the applicable CAR gene into the T cells. We believe all materials and components utilized in the production of the cell line, viral vector and final T cell product are available from qualified suppliers and suitable for pivotal process development in readiness for registration and commercialization.

In February 2019, we entered into a lease for approximately 118,000 square feet to develop a state-of-the-art cell therapy manufacturing facility in Newark, California that we call Cell Forge 1 (CF1). We completed the intended build-out of the majority of the facility at the end of 2020.

We are currently utilizing CF1 for clinical manufacturing of our product candidates. We continue to rely upon certain third-party contractors to manufacture cGMP raw materials. Introducing product manufactured at CF1 into an ongoing clinical trial will require that we meet certain regulatory conditions, such as establishing comparability with the product candidates manufactured at our CDMO, and our inability to meet such conditions would result in investment of additional resources and delay of our clinical trial timeline.

Although we are utilizing CF1 for clinical manufacturing, we may continue to rely on CDMOs and other third parties for the manufacturing and processing of our product candidates in the future. We also utilize a CDMO in the United States for the manufacture and supply of ALLO-647 and we plan to continue to rely on the CDMO for future production of ALLO-647. We believe the use of contract manufacturing and testing for our first clinical product candidates has allowed us to rapidly prepare for clinical trials in accordance with our development plans. We plan to maintain a robust supply chain with redundant sources of supply comprised of both internal and external infrastructure. We expect CF1 and third-party manufacturers will be capable of providing and processing sufficient quantities of our product candidates to meet anticipated clinical trial demands.

Strategic Agreements

On December 14, 2020, we entered into a License Agreement with Allogene Overland Biopharm (CY) Limited (Allogene Overland), a joint venture established by us and Overland Pharmaceuticals (CY) Inc., pursuant to a Share Purchase Agreement, dated December 14, 2020, for the purpose of developing, manufacturing and commercializing allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore.

We have also entered into multiple additional strategic agreements and collaborations, including an Asset Contribution Agreement with Pfizer (the Pfizer Agreement), a License Agreement with Cellectis (the Cellectis Agreement), the Servier Agreement, a Collaboration and License Agreement (the Notch Agreement) with Notch Therapeutics Inc. (Notch), a License and Collaboration Agreement with Antion, and a Strategic Collaboration Agreement with Foresight Diagnostics.

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

Our patent portfolio includes protection for our clinical-stage product candidates, ALLO-501, cema-cel, ALLO-715, ALLO-605 and ALLO-316, as well as our research-stage candidates. With respect to ALLO-501 and cema-cel, we have an exclusive license from Servier to patent rights in the United States covering compositions of matter of and methods of making and using ALLO-501 and cema-cel. With respect to ALLO-715, ALLO-605 and ALLO-316, we have an exclusive license from Pfizer to patent rights covering ALLO-715, ALLO-605, and ALLO-316 in the United States and in foreign jurisdictions. These rights cover compositions of matter of and methods of making and using ALLO-715, ALLO-605 and ALLO-316. We also have patent rights to the TurboCAR™ technology solely owned by us, including technology that covers the TurboCAR™ construct that is part of ALLO-605. More generally, our patent portfolio and filing strategy is designed to provide multiple layers of protection by pursuing claims directed toward, for example: (1) antigen binding domains directed to the targets of our product candidates; (2) CAR constructs used in our product candidates; (3) methods of treatment for therapeutic indications; (4) manufacturing processes, preconditioning methods, and dosing regimens; and (5) immune evasion and other gene and cell engineering technology.

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

Autologous T cell therapies directed at CD19 have been commercialized by Novartis, Kite/Gilead and Bristol-Myers Squibb Company (BMS) and are witnessing increased adoption in the marketplace. In August 2017, Novartis obtained FDA approval to commercialize Kymriah® for the treatment of children and young adults with B-cell ALL that is refractory or has relapsed at least twice. In May 2018, Kymriah® received FDA approval for adults with certain types of LBCL who have not responded to, or who have relapsed after, at least two other types of systemic treatment (3rd-line LBCL). In October 2017, Kite/Gilead obtained FDA approval to commercialize Yescarta®, for the treatment of adult patients with 3rd-line LBCL. This was followed by approval of Yescarta® for R/R FL in March 2021 and approval of 2nd-line LBCL in April 2022. Kite has also received FDA approval for a second autologous CD19-directed T cell therapy, Tecartus®, for use in patients with R/R mantle cell lymphoma and adult patients with R/R B-cell ALL. In February 2021, BMS obtained FDA approval for its anti-CD19 autologous T cell therapy, Breyanzi® for the treatment of adults with 3rd-line LBCL. The label of Breyanzi® label was extended to 2nd-line LBCL in June 2022.

Autologous cell therapies directed at BCMA have been commercialized by BMS and Jannsen, a Johnson & Johnson company. In March 2021, BMS and partner 2seventy bio, Inc. received FDA approval of Abecma®, an anti-BCMA autologous T cell therapy, for the treatment of adult patients with multiple myeloma who have received at least four prior therapies. Jannsen and partner Legend Bio received approval for Carvykti®, an anti-BCMA autologous T cell therapy, for the same indication in February 2022. Both Abecma® and Carvykti® have succeeded in pivotal trials in earlier lines of R/R myeloma and are expected to gain label extensions into this market.

Autologous T cell therapies are being developed by a number of additional companies, including but not limited to 2seventy bio, Inc., Adaptimmune Therapeutics PLC, Alaunos Therapeutics, Inc., Arcellx, Inc., Arsenal Biosciences, Inc., Autolus Therapeutics plc, CARGO Therapeutics, Inc. Eureka Therapeutics, Inc., Galapagos NV, Gilead Sciences, Inc., Gracell Biotechnologies, Inc., ImmPACT Bio, USA Inc., Instil Bio, Inc., Iovance Biotherapeutics, Inc., Legend Biotech Corp., Mustang Bio, Inc., Novartis International AG, Triumvira Immunologics, and TScan Therapeutics, Inc.

Autologous CAR T therapy has made significant advances in addressing R/R NHL, and has moved to earlier lines of therapy, as further described above. We do not, however, believe that autologous CAR T therapy will be a viable option in the 1L consolidation setting because of the lengthy lead time for the individualized manufacturing process for autologous CAR T. Once it is determined that a patient is MRD positive following standard 1L treatment, we believe that the speed at which a patient is treated with CAR T therapy will enhance response rates. Published results of front-line chemotherapy outcomes suggest that MRD positive patients are likely to progress, and some patients may do so very quickly (i.e., within a matter of weeks after completing 1L therapy). Furthermore, data suggests that patients who have low burden of disease when they receive CAR T cells tend to have better safety and efficacy outcomes, including lower rates of CRS and more durable remissions. As a result, we believe that it will be important that patients receive CAR T therapy as soon as possible following an MRD positive diagnosis, which will not allow for the lengthy manufacturing process of autologous CAR T.

Allogeneic T cell products have yet to receive FDA approval though the number of companies developing allogeneic product candidates is substantial. These include AstraZeneca, plc, Atara Biotherapeutics, Inc., Beam Therapeutics, Inc., Caribou Biosciences, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Fate Therapeutics, Inc., Gilead Sciences, Inc., Imugene Ltd., Intellia Therapeutics, Inc., Legend Biotech Corp., Poseida Therapeutics, Inc., Precision Biosciences, Inc., and Sana Biotechnology, Inc. Some of the allogeneic T cell candidates under development target the same antigens that are part of our clinical pipeline, such as CD19, BCMA and CD70. Additionally, Cellectis has several fully-owned allogeneic CAR T programs that could compete with programs that fall outside our agreement with Cellectis.

There are also cell therapies under development that are based upon cell types other than the common type of T cells used by us and known as alpha/beta T cells. These include product candidates derived from natural killer cells, natural killer T cells, gamma/delta T cells and macrophage cells. Companies developing such therapies include Adicet Bio, Inc., Artiva Biotherapeutics, Inc., Carisma Therapeutics, Inc., Cytovia Therapeutics, Inc., Celularity, Inc., Century Therapeutics, Inc., Fate Therapeutics, Inc., Gamida Cell Ltd., In8bio, Inc., Lyell Immunopharma, Inc., Nkarta, Inc., Shoreline Bio, Inc., and Takeda Pharmaceutical Company Limited.

Competition may also arise from non-cell based immune oncology platforms. For instance, we may experience competition from companies, such as AbbVie, Inc., Amgen Inc., BMS, Compass Therapeutics, Inc., F. Hoffmann-La Roche AG, Genmab A/S, GlaxoSmithKline plc, Harpoon Therapeutics, Inc., Immunocore Holdings plc, Johnson & Johnson, MacroGenics, Inc., Merus N.V., Pfizer, Regeneron Pharmaceuticals, Inc., and Xencor Inc., that are pursuing bispecific T cell engagers that target both the cancer antigen and T cell receptor, thus bringing both cancer cells and T cells in close proximity to maximize the likelihood of an immune response to the cancer cells. Multiple bi-specific T cell engagers targeting BCMA for myeloma and CD20 for lymphoma are advancing rapidly in development and the first products in each category gained FDA approval in 2022. Additionally, companies, such as ADC Therapeutics SA, Amgen Inc., Daiichi Sankyo Company, Limited, Gilead Sciences, Inc., GlaxoSmithKline plc, ImmunoGen, Inc., Pfizer Inc., and Sutro Biopharma, Inc. are pursuing antibody drug conjugates, which utilize the targeting ability of antibodies to deliver cell-killing agents directly to cancer cells.

In addition to the significant competition noted above in oncology markets, as early data in the use of CAR T cell therapy for the treatment of autoimmune disease has been emerging since 2022, there have been many companies initiating autologous and/or allogeneic cell therapy development programs that would be in direct competition to our autoimmune program. For example, we may experience competition in these markets from companies such as Adicet Bio, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, BMS, Cabaletta Bio, Inc., Cartesian Therapeutics, Inc., CRISPR Therapeutics AG, Fate Therapeutics, Inc., Gracell Biotechnologies, Inc., ImmPACT Bio USA, Inc., Kyverna Therapeutics, Inc., Nkarta, Inc., Novartis, and Sana Biotechology, Inc.

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

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

We have received RMAT designation for ALLO-715 and cema-cel in r/r multiple myeloma and r/r LBCL, respectively, and fast track designation for cema-cel, ALLO-605, ALLO-316 and ALLO-647.

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

FDA Approval and Regulation of Medical Devices and Companion Diagnostics

If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our product candidates in development for cancer will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the U.S., the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, medical devices, including companion diagnostic tests, require marketing clearance or approval from the FDA prior to commercial distribution.

The two primary types of FDA marketing authorization applicable to a medical device are premarket notification (“510(k) clearance”) and premarket approval (“PMA”). To obtain 510(k) clearance, a manufacturer must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed predicate device. The FDA’s 510(k) clearance process usually takes from three to twelve months but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III (i.e., high-risk) device. The device sponsor must then fulfill more rigorous PMA requirements or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or depending on the modification, approval of a PMA application or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo classification or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until it receives 510(k) clearance, approval of a PMA application, or issuance of a de novo classification. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the QSR which imposes elaborate testing, control, documentation and other quality assurance requirements.

Approval of a PMA is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained, or problems are identified following initial marketing.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, imposes requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates that are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity as well as their covered subcontractors. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select

Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In addition, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA or ex-US approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, all cell therapy products are considered advanced therapeutic medicinal products (ATMPs) and a clinical trial application must be submitted centrally in accordance with EU clinical trial regulations (CTR) for review by a rapporteur appointed by a member state within the EU region. In addition, an independent ethics committee is needed in each country, much like the IRB, in the US. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

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

Privacy Laws and Regulations

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection.

For example, in addition to EU regulations related to the approval and commercialization of our products, our activities in the EU subject us to the EU’s General Data Protection Regulation (EU GDPR). The EU GDPR imposes stringent requirements for controllers and processors of personal data of persons in the EU, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The EU GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States and other third countries. In addition, the EU GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

The EU GDPR applies extraterritorially, and we are subject to the EU GDPR because of our data processing activities that involve the personal data of individuals located in the European Union, such as in connection with our EU clinical trials. Failure to comply with the requirements of the EU GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, and other administrative penalties. The EU GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.

Additionally, numerous US states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act (CCPA) creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, affords California residents certain rights related to their personal data, including the right to opt-out of certain sales of personal data, and allows for a new cause of action for certain data breaches. In addition, the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, expanded the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal data, establishing restrictions on personal data retention, expanding the types of data breaches that are subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the CCPA. As our business progresses, the CCPA and the CPRA may become applicable and impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Many other US states—including Virginia, Connecticut, Utah, and Colorado—have passed similar comprehensive privacy laws, and more are likely to do so in the future.

See the section titled “Risk Factors – Risks Related to Our Business and Industry” and “Risk Factors – Risks Related to Government Regulation” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

Human Capital

As of March 1, 2024, we had 233 total employees, of which 232 are full-time. Of our full-time employees, 50 hold Ph.D. and/or M.D. degrees, and 189 are engaged in research, development and technical operations. Most of our employees are located in South San Francisco and Newark, California. Our employees are not represented by labor unions or covered by collective bargaining agreements. We believe that our employee morale is healthy and consider our relationship with our employees to be good.

We believe our workforce is key to Allogene’s success and we actively focus on the following core elements of human capital: (1) our “One Allogene” culture, (2) diversity, equity, inclusion and belonging, and (3) recruitment, development and retention. We have also strived to create a safe working environment and have increased onsite presence since the end of the pandemic.

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

We take ownership and get things done.
We are leaders who embrace urgency, initiative and follow through, with the humility to know each one of us is vital to making AlloCAR T™ therapy a reality.

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

Diversity, Equity, Inclusion and Belonging

We are committed to cultivating, fostering, and preserving a culture of diversity, equity, inclusion and belonging (DEIB). We foster an inclusive environment through respect, collaboration, and open communication. We embrace and encourage differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, culture or customs, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique. We also embrace differences in experience and background, and welcome diversity of opinions and thought when making decisions.

As of March 1, 2024, our employees were self-reportedly 51% women. Of our Director-level and above employees, 47% were self-reportedly women.

In addition, as of March 1, 2024, 67% of all employees were self-reportedly ethnic or racial minorities in the U.S., with 49% Asian, 2% Black or African American, 8% Hispanic or Latino and 8% of other minority groups or two or more races. Of our Director-level and above employees, 48% were self-reportedly ethnic or racial minorities in the U.S., with 31% Asian, 5% Black or African American, 4% Hispanic or Latino and 8% of other minority groups or two or more races.

Although we are proud of our efforts to attract the best talent from the broadest pool of talent, we continue to focus on broadening our outreach to underrepresented groups by posting our open positions on top job boards to seek diverse, qualified candidates. We have and will continue to conduct unconscious bias training for interviewers and hiring managers. Our recruiters and hiring managers have active talent recruitment strategies, including the use of diverse slates.

Our DEIB initiatives are applicable to our practices and policies, such as those on recruitment, compensation and professional development. We are also progressing the ongoing development of an inclusive work environment grounded in psychological safety that encourages:

•Respectful communication and cooperation between all employees.
•Valuing and soliciting input, feedback and opinions from relevant staff.
•Teamwork and employee participation, permitting the representation of employee perspectives.
•Employer and employee contributions to the communities we serve to promote a greater understanding and respect for diversity and inclusion.

To champion our efforts in this area, we established a governance structure and formed a DEIB Committee which is comprised of employees of various levels, departments and backgrounds. The DEIB Committee formalized a DEIB mission statement and also advanced a DEIB policy that sets forth our commitment to the importance of DEIB and the responsibility of our employees to adhere to our policy, including by treating others with dignity and respect at all times. Pursuant to our DEIB policy, all employees are also encouraged to attend and complete annual diversity awareness training to enhance their knowledge to fulfill this responsibility. The DEIB Committee continually works to respond to feedback provided by peers, and present suggestions on our practices and policies to encourage and enforce an environment in which all employees feel included and empowered to achieve their best.

We believe in equal pay for equal work. We establish components and ranges of compensation based on market and benchmark data. Within this context, we strive to pay all employees equitably within a reasonable range, taking into consideration factors such as role; market data; internal equity; job location; relevant experience; and individual, department and company performance. We also regularly review our compensation practices and analyze our compensation decisions for individual employees and our workforce as a whole on at least an annual basis. Since 2020, we have conducted a pay equity analysis which we believe demonstrates that our compensation practices and structure are equitable.

We plan to continue to seek feedback from the DEIB Committee, and all our employees to help us achieve our full potential.

Recruitment, Development and Retention

Successful execution of our strategy is dependent on attracting, developing and retaining our employees. We have and believe we will continue to face significant competition for life science talent. We believe, however, that our leadership in the field of allogeneic cell therapy and our culture have allowed us to recruit a talented workforce. In 2023, we recruited over 29 new employees. Our average time to hire was less than 90 days and over 95% of candidates accepted our offers.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.

We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, securing related intellectual property rights, building our product manufacturing infrastructure, including a dedicated GMP manufacturing facility, manufacturing our clinical product candidates and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2023, we reported a net loss of $327.3 million. As of December 31, 2023, we had an accumulated deficit of $1.6 billion.

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

As of December 31, 2023, we had $448.7 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

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

We may fail to meet our publicly announced guidance or other expectations about our business, which would cause our stock price to decline.

We may provide guidance regarding our expected financial and business performance, such as projections regarding our cash runway. Correctly identifying key factors affecting business conditions and predicting future events is an inherently uncertain process and our guidance may not ultimately be accurate. Our guidance is based on certain assumptions relating to our expenses which may fluctuate based on how quickly we are able to execute on our operational initiatives, such as the timing of initiation of clinical trials and the rate of enrollment in such trials, and the timing of certain milestone payments, manufacturing expenses, employee expenses, facility expenses, and potential modifications of existing or the establishment of new partnership agreements. If our assumptions are not met or are impacted as a result of various risks and uncertainties, we may have to raise additional capital sooner than we currently expect and the market value of our common stock could decline significantly.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CDMOs, CROs, clinical trial sites and other contractors and consultants, could be subject to business disruptions, including those caused by earthquakes, power shortages, telecommunications failures, cybersecurity attacks, water shortages, floods, hurricanes, tsunamis, typhoons, fires, extreme weather conditions, medical epidemics or pandemics, wars and other geopolitical conflicts (such as Russia's military action against Ukraine and the Israel–Hamas conflict), bank failures, adverse legislative actions and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our IPO in October 2018 and private placements and other transactions that have occurred since our incorporation, we may have experienced an “ownership change”. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Our Business and Industry

Our product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and the likelihood of obtaining regulatory approval.

We have concentrated our research, development and manufacturing efforts on our engineered allogeneic T cell therapy and our future success depends on the successful development of this therapeutic approach. We are in the early stages of developing our platform and we have experienced significant development challenges, such as with the prior clinical hold by the FDA, and there can be no assurance that any development problems we have now or experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial facilities or partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For instance, it will take additional time and expense to transfer any product manufacturing to CF1, which may be further delayed if we are unable to meet regulatory conditions.

In addition, since we are in the early stages of clinical development, we do not know all the doses to be evaluated in pivotal trials or, if approved, commercially. Finding a suitable dose for our cell therapy product candidates as well as ALLO-647 may delay our anticipated clinical development timelines. These unknowns and other emerging findings from our clinical trials may result in protocol amendments, which may result in additional costs and may also delay our anticipated clinical development timelines. In addition, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors.

We are also advancing product candidates against unexplored targets and with new technology. For example, in our TRAVERSE trial we are advancing ALLO-316 against a target, CD70. ALLO-316 may have limited efficacy, even accounting for the selection of patients with CD70 positive tumors, or have off-target toxicities. Since CD70 is found on activated T and other immune cells, ALLO-316 may also cause fratricide resulting in the loss of ALLO-316 cells, either during the ALLO-316 manufacturing process or after ALLO-316 is administered to patients, or may deplete host T or other immune cells.

CAR T administration and/or the lymphodepletion that is required before administration of CAR T cells, may increase the risk of prolonged blood cell count suppression (cytopenia) or other adverse events including infections or inflammatory conditions such as CRS, ICANS, and/or immune effector cell-associated hemophagocytic lymphohistiocytosis-like syndrome (IEC-HS), which can be life-threatening and results in death. These events have been observed in our clinical trials and have resulted in pausing enrollment or requiring protocol amendments. For example, in our ongoing ALLO-316 TRAVERSE trial, we implemented risk mitigation measures for IEC-HS, which delayed and increased the cost of conducting the clinical trial.

In our ALPHA3 trial, we are advancing cema-cel for the treatment of patients with LBCL who have completed R-CHOP and have attained a remission, but who still test positive for MRD. As part of this trial, under Investigational Device Exemption (IDE), we plan to use an investigational assay developed by Foresight Diagnostics to determine if a patient is MRD positive. There is a risk that the assay may not function as intended and that the assay may not be sufficiently sensitive to detect the presence of low levels of MRD or sufficiently specific to avoid unacceptable rates of false positives. In addition, there are logistical risks with collecting and sending patient samples to Foresight Diagnostics for testing, and there is a risk that the MRD assay will not be timely performed on the patient samples. If the MRD assay does not function as intended or is not timely performed on patient samples, it could negatively impact the rate of enrollment or the clinical results of the ALPHA3 trial. In addition, we are reliant on Foresight Diagnostics to perform MRD testing. A delay or failure by Foresight Diagnostics to perform MRD testing may negatively impact our ability to conduct ALPHA3 trial as planned, or prevent us from conducting ALPHA3 trial.

The clinical study requirements of the FDA, European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. For example, the regulatory approval process for cema-cel based on our ALPHA3 trial is more complex because it incorporates a companion diagnostic. We also face additional challenges in obtaining regulatory approval for ALLO-647, which we use as part of our lymphodepletion regimen, and for which we would seek to obtain approval concurrently with approval of a CAR T cell product candidate. Approvals by the EMA and FDA for existing autologous CAR T therapies, such as Kymriah and Yescarta, may not be indicative of what these regulators may require for approval of our therapies. Also, the use of healthy donor material in our allogeneic CAR T product candidates may create product variability challenges for us, and we do not yet fully understand the impact of donor variability on clinical outcomes.

More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the autologous CAR T therapies that have previously been approved. For instance, allogeneic product candidates may result in GvHD or chromosomal abnormalities not experienced with autologous products. Additionally, any Phase 2 trial results, such as in the ALPHA3 trial, may not be representative of Phase 1 results, which were based on limited patients and a patient population in an advanced stage or LBCL. Even if we collect promising initial clinical data of our product candidates, longer-term data may reveal new adverse events or responses that are not durable. Unexpected clinical outcomes would significantly impact our business.

Our business is highly dependent on the success of our lead product candidates. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.

Our business and future success depends on our ability to advance clinical development, obtain regulatory approval of, and then successfully commercialize, our lead product candidates. Because cema-cel, ALLO-316 and our BCMA program candidates are among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidates, or the failure of other allogeneic T cell therapies, including for reasons due to safety, efficacy or durability, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions in regard to the viability of our entire pipeline of allogeneic T cell therapies. For instance, all of our clinical trials were previously put on clinical hold due to an observation in the ALPHA2 trial. While the clinical hold has been resolved, we could be subject to a clinical hold in the future due to unexpected observations, adverse patient outcomes or other issues.

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

In January 2024 the FDA sent letters to all companies with approved autologous CAR T therapies requesting them to add a black box warning on the label of their autologous CAR T therapies. The FDA is requiring label updates to include a black box warning that T-cell malignancies may occur following treatment with BCMA- and CD19-directed genetically modified autologous T-cell immunotherapies. The required warnings are specific to autologous therapies. Such T-cell malignancies have been observed in approximately 1 patient for every 1,000 patients treated with autologous therapies. Because our allogeneic therapies are based on similar technology, until we have treated more patients, there is a risk that we may find similar T-cell malignancies following treatment with our allogeneic CAR T product candidates. If such malignancies are observed, regulatory authorities, such as the FDA, may require a similar black box warning or other safety-related labeling statements on our products’ label, if approved, which could prevent us from achieving or maintaining market acceptance and adversely affect our business, financial condition, results of operations and prospects.

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

In our and Servier's clinical trials of allogeneic CAR T product candidates, the most common severe or life-threatening adverse events resulted from CRS, serious infections, febrile neutropenia, prolonged cytopenia including prolonged pancytopenia, haemophagocytic lymphohistiocytosis, hypokalemia, multiple organ dysfunction syndrome, neutropenic sepsis and aplastic anemia. As reported, patients have died from adverse events and future patients may also experience toxicity resulting in death. For additional safety data, please see the section entitled "Business—Product Pipeline and Development Strategy" included in this Annual Report.

As we treat and re-treat more patients with our product candidates in our clinical trials, new less common side effects may also emerge or increased incidence of previously observed side effects may occur. There is a risk that the FDA may not agree that sufficient mitigating procedures are included in our protocols to address such side effects, and FDA may impose a clinical hold as it evaluates risks associated with such side effects and/or as we work with the agency to implement protocol amendments to appropriately manage such side effects. For instance, we observed a chromosomal abnormality that led to a previous clinical hold on our clinical trials. While our investigation concluded that the chromosomal abnormality had no clinical significance and was unrelated to our manufacturing process, our oncology manufacturing process includes gene engineering by using lentivirus and TALEN nucleases that may in the future cause insertion, deletion, or chromosomal translocation that may result in allogeneic CAR T cells to proliferate uncontrollably and adverse events. In addition, we have observed liver enzyme elevations, including one adverse event – autoimmune hepatitis – that qualified as a dose-limiting toxicity in our TRAVERSE trial.

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

Phase 1 data from our clinical trials is limited and may change as more patient data becomes available or may not be validated in any future or advanced clinical trial.

Data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Phase 1 results are preliminary in nature and should not be viewed as predictive of ultimate success. It is possible that such results will not continue or may not be repeated in any clinical trial of our product candidates. For instance, our Phase 2 ALPHA3 trial design is based in part on Phase 1 data from a limited number of patients treated with various doses of ALLO-501 or cema-cel manufactured using the Alloy process, and the larger Phase 2 ALPHA3 trial may not be consistent with the Phase 1 results. Furthermore, because patients in ALPHA3 will only have MRD after front-line treatment, and not radiographically measurable disease as was required for patients treated in our Phase 1 trials, it is possible that cema-cel may behave differently in terms of expansion, persistence and the ability to eradicate residual disease. In addition, our experience with our CD19 and BCMA programs indicates that manufacturing can impact clinical outcomes. The manufacturing runs we have completed and tested in the clinic are limited across our product candidates and any manufacturing variability that impacts clinical outcomes would significantly harm our business and prospects. We may also fail to develop any optimized manufacturing processes for any of our programs. Ultimately, if we cannot manufacture our product candidates with consistent and reproducible product characteristics, our ability to develop and commercialize any product candidate would be significantly impacted.

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

We plan to submit INDs or IND amendments for additional product candidates or indications in the future. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect CMC related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs or IND amendments. For instance, if we introduce changes to the manufacturing of our product candidates, regulatory authorities may require additional studies or clinical data to support the changes, which could delay our clinical trial timelines. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, IND amendment or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

In addition, we have an open IND for ALLO-647, which is being used as part of lymphodepletion in all our clinical trials. Any regulatory issues related to ALLO-647 or to the development of ALLO-647, if it is used as part of a lymphodepletion regimen in a clinical study, could delay such study and delay the development of our allogeneic CAR T cell product candidates and significantly affect our business.

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
•delays in developing, obtaining regulatory approval for, or implementing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;
•the screen failure rate for clinical trials of our product candidates may be higher than we anticipate, requiring us to screen larger numbers of patients than originally planned, for example, the number of patients who have MRD at the end of front-line treatment in ALPHA3 may be lower than we expect;
•delays in reaching a consensus with regulatory agencies on study design;
•delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
•delays in obtaining required IRB approval at each clinical study site;
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
•failure to perform in accordance with the FDA’s GCP requirements or applicable regulatory guidelines in other countries;
•delays or failures in the transfer of manufacturing processes to any CDMO or our own manufacturing facility or any other development or commercialization partner for the manufacture of product candidates;
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
•delays or failure to secure supply agreements with suitable raw material suppliers, or any failures by suppliers to meet our quantity or quality requirements for necessary raw materials; and
•shortage, interruption, or failure to secure commercially available and/or investigational drug products that are required to conduct clinical trials with our allogeneic CAR T product candidates;
•delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

A pandemic or epidemic may also increase the risk of certain of the events described above and delay our development timelines. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, in order to transition manufacturing of certain of our product candidates from our CDMO to our manufacturing facility, we will be required to meet certain regulatory conditions, such as establishing comparability with the product candidates manufactured at our CDMO, and our inability to meet such conditions would result in investment of additional resources, a delay in using our manufacturing facility for production and extend our clinical trial timelines. Similar conditions may apply if we make manufacturing or formulation changes to our product candidates. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

Our clinical trials may also be delayed because of the availability of drugs required to be used under our protocols. For example, in some of our clinical trials, the study participants receive commercially available drugs for lymphodepletion before our allogeneic CAR T product candidates are administered, and receive other drugs to prevent infections and manage the treatment emergent adverse events. Shortage or lack of availability of these commercially available drugs that are necessary to conduct our clinical trials may cause delays in our clinical trials.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, as we progress the ALPHA2 CLL cohort, ALPHA3 and TRAVERSE trials, we may face enrollment challenges, including an unwillingness of sites to participate, the exclusion of patients with certain disease characteristics or the ineligibility of patients that have received prior autologous CAR T therapies, which continue to gain adoption. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients. Because we anticipate a minority of the 1L patients we will test for MRD as part of screening for the ALPHA3 trial will be MRD positive, we will likely experience a very high screen failure rate, which will require screening a large number of patients to complete enrollment in the study. Because of the anticipated high screen failure rate, certain clinical trial sites may decline to participate in ALPHA3 or completion of enrollment may be significantly delayed. Future epidemics or pandemics may result in reduced enrollment and challenges to related clinical trial activities. The enrollment of patients may be more difficult, such as due to the perceptions of the safety of our clinical trials due to the previous clinical hold, and will depend on many factors, including:
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

Since we only need to conduct a limited number of manufacturing runs to generate clinical supply, the diversity of our supply is limited during clinical trials. As a result, some patients may have antibodies to certain donor specific antigens at titers that could negatively impact the activity of our product candidates and which would render the patients ineligible for treatment. Furthermore, cellular mechanisms of allogeneic tissue rejection may limit the efficacy of our products. In addition, we have introduced an IVD assay in the TRAVERSE trial to screen for patients with CD70+ tumors and will utilize an MRD assay in the ALPHA3 trial to screen for patients who are MRD positive, both of which are restricting or will restrict the number of patients eligible for the trials.

Development and research use of an experimental diagnostic assay or test, such as that we are using to determine CD70 expression on tumor tissue of potential participants in the TRAVERSE trial or to identify MRD positive patients in the ALPHA3 trial, may influence results of the study in expected or unexpected ways. For example, emerging safety and efficacy outcomes could lead us to impose, tighten or expand “cutoff” values of CD70 expression to determine enrollment eligibility for TRAVERSE. Assay performance or necessary changes we make to the assay(s) during development may reduce the pace of enrollment or may lead to alterations in the expected benefit risk profile as compared to results collected prior to the change. The diagnostic assay itself may not perform as expected due to identifiable or obscure factors. It is also possible that we may not be aware of such underperformance of the assay which could lead to incorrect conclusions. This could, in turn, impact enrollment and interpretation of the clinical trial results.

Our clinical trials will also compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, our collaboration with Foresight Diagnostics is nonexclusive. As a result, there is a risk that Foresight Diagnostics might work with our competitors to enable a competing clinical trial involving the same MRD positive patient population that we plan to enroll in ALPHA3, which would reduce the number of patients who are available to participate in ALPHA3, and potentially delay completion of ALPHA3. Since the number of qualified clinical investigators is limited, some of our clinical trial sites are also being used by some of our competitors, which may reduce the number of patients who are available for our clinical trials in that clinical trial site.

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

Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, monoclonal antibodies, hematopoietic cell transplantation as well as autologous CAR T cell therapies, rather than enroll patients in our clinical trial, including if our product candidates have or are perceived to have additional safety or efficacy risks or if using our product candidates may affect insurance coverage of conventional therapies. For instance, the development of autologous CAR T cell therapies continues to rapidly advance, including into earlier lines of treatment of LBCL and treatment of R/R multiple myeloma, as described under the section entitled "Business—Competition" included in this Annual Report. We also may experience risks associated with a new class of therapies, bispecific antibodies, which have been approved for multiple myeloma and LBCL. The compelling results and related approvals impact our ability to enroll patients with R/R multiple myeloma or LBCL in our clinical trials. Moreover, patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy or may experience a reduction in efficacy as compared to patients who are well enough and whose disease is sufficiently slow growing as to be eligible for autologous CAR T cell therapy.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

The market opportunities for certain of our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

The FDA often approves new therapies initially only for use in patients with R/R metastatic disease. We may initially seek approval of certain of our product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek further approval in earlier lines of treatment, and for cema-cel we expect to initially seek approval in the first line consolidation setting. There is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials, including potentially comparative trials against the then-current standard of care, which in some cases may include comparative trials against approved therapies. We may also target a similar patient population as autologous CAR T product candidates, including approved autologous CAR T products. Our therapies may not be as safe and effective as autologous CAR T therapies and may only be approved for patients who are ineligible for autologous CAR T therapy.

Our projections of both the number of patients who have the cancers we are targeting, as well as the subset of patients with these cancers who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies or therapies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited, such as due to the eligibility criteria of our trials, or may not be amenable to treatment with our product candidates.

We may fail to successfully manufacture our product candidates, operate our own manufacturing facility, or obtain regulatory approval to utilize or commercialize from our manufacturing facility or at a CDMO, which could adversely affect our clinical trials and the commercial viability of our product candidates.

We may not be able to achieve clinical or commercial manufacturing of our products on our own or at a CDMO, including the inability to satisfy demands for any of our product candidates. We have limited experience in managing the allogeneic T cell engineering process, and our allogeneic processes may be more difficult or more expensive than the approaches taken by our competitors. Until we complete our clinical trials, we cannot be sure that the manufacturing processes employed by us or the technologies that we incorporate for manufacturing will result in consistent T cell production that will be safe and effective.

We operate a manufacturing facility located in Newark, California that is designed to support our clinical trials and potential commercial production and worldwide distribution of allogeneic CAR T cell products for blood cancers and solid tumors. Introducing any product manufactured at our manufacturing facility into an ongoing clinical trial would be subject to FDA review, and may result in increased costs and delays in conducting such trial, submitting a biologics license application (BLA) and/or gaining FDA approval. Similar conditions may apply if we make process changes to our product candidates, as we plan to do for our BCMA program. In addition, any process or raw material change could introduce unacceptable product variability and impact our ability to manufacture on a consistent and reproducible basis. Ultimately, any failure or delays in manufacturing and qualification of our product candidates at our CDMO or at our own manufacturing facility could delay our clinical trials.

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

We may also experience manufacturing difficulties due to resource constraints or as a result of labor disruptions, such as due to a future pandemic, epidemic or disputes. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients would be jeopardized.

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
•increased difficulties in managing the logistics and transportation of storing and shipping product candidates produced in the United States, shipping the product candidate to the patient abroad, and shipping patient samples to the United States for screening tests;
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
•challenges with obtaining any local supply of drugs or agents used with our product candidates, which are required by certain local clinical trial sites before conducting any study; and
•business interruptions resulting from future health epidemics or pandemics, or natural or man-made disasters, including earthquakes, tsunamis, fires or other medical epidemics, or geo-political actions, including war and terrorism.

These and other risks associated with our collaborations with Servier and Cellectis, each based in France, our collaboration with Notch, based in Canada, and our joint venture for China, Taiwan, South Korea and Singapore with Overland Pharmaceuticals (CY) Inc., may materially adversely affect our ability to attain or maintain profitable operations.

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

Specifically, engineered T cells face significant competition from multiple companies. Success of other therapies could impact our regulatory strategy and delay or prevent regulatory approval of our product candidates. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see the section entitled “Business—Competition” included in this Annual Report.

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

Our reduction in force undertaken to extend our cash runway and focus more of our capital resources on our prioritized research and development programs might not achieve our intended outcome.

In January 2024, our board of directors approved a reduction in force affecting approximately 22% of our workforce, in order to preserve cash and prioritize investment in our core clinical programs. The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we might not successfully distribute the duties and obligations of our terminated employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition and results of operations may be materially adversely affected.

The size of our workforce has fluctuated and we will need to manage the size of our organization as we continue to advance our product candidates.

As our development, manufacturing and commercialization plans and strategies develop, we have grown our employee base and allocated resources to multiple new functions, but in January 2024 we implemented a 22% reduction in force, and we will need to continue to manage the size of our organization to ensure that we can successfully execute our strategic plans. As our product candidates advance toward commercialization, we expect to hire employees in areas that include sales and marketing. Future growth imposes significant added responsibilities on members of management, including:
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

If we license products or new technologies or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our agreements with Cellectis, Servier, Notch, Antion, and Foresight Diagnostics require significant research and development that may not result in the development and commercialization of product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.

We may not realize the benefits of acquired assets or other strategic transactions.

We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions, including our acquisition of CAR T cell assets from Pfizer, licenses with Cellectis, Servier, Notch, Antion, our strategic collaboration with Foresight Diagnostics, and our joint venture with Overland Pharmaceuticals (CY) Inc. and any future strategic transactions depends on the risks and uncertainties involved including:
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

If our security measures, or those of our CROs, CDMOs, collaborators, contractors, consultants or other third parties upon whom we rely, are or were compromised or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience a material adverse impact.

In the ordinary course of our business, we collect, process, receive, store, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) proprietary, confidential and sensitive information, including personal data (including health information), intellectual property, trade secrets, information we collect about patients in connection with clinical trials, and proprietary business information owned or controlled by ourselves or other parties (collectively, sensitive information). We rely upon certain third parties, such as CROs and CDMOs, to process our proprietary, confidential and sensitive information. We may also share or receive sensitive information with our partners, CROs, CDMOs, or other third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may also experience adverse consequences.

Cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” “hacktivists,” organized criminal threat actors, threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce and distribute our product candidates. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service credential stuffing attacks, credential harvesting, adware, ransomware, supply chain attacks, personnel misconduct or error, attacks enhanced or facilitated by AI, and other similar threats. Our information technology systems and data may also be subject to failure or disruption from software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, telecommunications failures, natural disasters such as earthquakes, fires, and floods, and other similar issues.

In particular, severe ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruptions to our clinical trials, loss of data (including data related to clinical trials), significant expense to restore data or systems, reputational loss and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. Such supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach to our information technology systems or the third-party information technology systems that support us and our services. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may, however, be unable to detect and remediate vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred, meaning that such vulnerabilities could be exploited. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. We may also face heightened physical and information technology risks due to our sharing office space with other tenants at certain of our sites. Any failure to prevent or mitigate security incidents or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal, and international law and may cause a material adverse impact to our reputation, affect our ability to conduct our clinical trials and potentially disrupt our business. In addition, as many of our employees work from home at least part of the time and utilize network connections outside our premises, including while at home, or in transit, this poses increased risks to our information technology systems and data.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information could be leaked, disclosed, or revealed as a result of or in connection with the use of generative artificial intelligence technologies by our employees, personnel, or vendors.

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

We are subject to stringent and evolving privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to enforcement or litigation (including class claims) and mass arbitration demands, fines or penalties, a disruption of clinical trials or commercialization of products, reputational harm, or other adverse business effects.

In the ordinary course of business, we process sensitive information. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, such as various federal, state, local and foreign data privacy and security laws, regulations, guidance, and industry standards as well as external and internal privacy and security policies, contracts and other obligations that apply to data privacy and security and our processing of personal data and the processing of personal data on our behalf.

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

In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires covered companies to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, as our business progresses, the CCPA may become applicable and significantly impact our business activities, exemplifying the vulnerability of our business to evolving regulatory environment related to personal data and protected health information. Similar laws are being considered in other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While many of these state laws, like the CCPA, also exempt some data processed in the context of clinical trials, these developments and others like them will further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, there are an increasing number of laws, regulations and industry standards concerning governing privacy, data protection, information security and cross-border personal data transfers. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR) (collectively, GDPR), and Australia’s Privacy Act, China’s Personal Information Protection Law (PIPL), and Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA) (and various related provincial laws) and Anti-Spam Legislation (CASL) may apply to our operations and impose strict requirements for processing personal data.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including the interruption or degradation of our operations (such as by limiting our ability to conduct clinical trial activities in Europe and elsewhere), the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, the inability to transfer data and work with partners, vendors and other third parties, increased exposure to regulatory actions, substantial fines, and injunctions against processing personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have also ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy notices and other statements regarding data privacy and security. If any of our privacy notices or related materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. Furthermore, our employees and personnel may use generative artificial intelligence technologies to perform their work, and the disclosure and use of personal data in such technologies is subject to various privacy laws and other privacy obligations.

Our obligations related to data privacy and security are quickly changing, becoming increasingly stringent fashion, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. As a result, preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors, consultants or other third parties that process personal data on our behalf.

Although we endeavor to comply with our applicable privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, third-party collaborators, service providers, contractors or consultants fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security obligations, we could face significant consequences including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits and inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Risks Related to the Development of Our Product Candidates

Our engineered allogeneic T cell product candidates represent a novel approach to cancer treatment that creates significant challenges for us.

We are developing a pipeline of allogeneic T cell product candidates that are engineered from healthy donor T cells to express CARs and are intended for use in any eligible patient with certain cancers. Advancing these novel product candidates creates significant challenges for us, including:
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
•educating medical personnel regarding the potential side effect profile of our product candidates, if approved, such as the potential adverse side effects related to CRS, neurotoxicity, GvHD, prolonged cytopenia, aplastic anemia and neutropenic sepsis;
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

Cellectis’ TALEN technology, which we use in our oncology programs, and Arbor’s CRISPR technology, which we use in our AID program, both involve relatively new approaches to gene editing, using sequence-specific DNA-cutting enzymes, or nucleases, to perform precise and stable modifications in the DNA of living-cells and organisms, and we have very little experience with Arbor’s CRISPR technology. Cellectis and Arbor have not created nucleases for all gene sequences that we may seek to target, and they may not agree to or have difficulty creating nucleases for other gene sequences that we may seek to target, which could limit the usefulness of this technology. This technology may also not be shown to be effective in clinical studies that Cellectis, we or other licensees of Cellectis technology or Arbor’s CRISPR technology may conduct, or may be associated with safety issues that may negatively affect our development programs. For instance, gene-editing may create unintended changes to the DNA such as a non-target site gene-editing, a large deletion, or a DNA translocation, any of which could lead to oncogenesis. In our ALPHA2 trial, we observed a chromosomal abnormality, and the FDA placed our clinical trials on hold following this observation. While our investigation concluded that gene editing was not responsible for the chromosomal abnormality and the hold was resolved, we may discover future abnormalities caused by gene editing or other factors that would impact our development plans. The gene editing of our product candidates may also not be successful in limiting the risk of GvHD or premature rejection by the patient.

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

We are heavily reliant on our partners, Cellectis and Servier, for access to TALEN gene editing technology for the manufacturing and development of our oncology product candidates.

A critical aspect to manufacturing allogeneic T cell product candidates involves gene editing the healthy donor T cells in an effort to avoid GvHD and to limit the patient’s immune system from attacking the allogeneic T cells. GvHD results when allogeneic T cells start recognizing the patient’s normal tissue as foreign. For our oncology product candidates, we use Cellectis’ TALEN gene-editing technology to inactivate a gene coding for TCRα, a key component of the natural antigen receptor of T cells, to cause the engineered T cells to be incapable of recognizing foreign antigens. Accordingly, when injected into a patient, the intent is for the engineered T cell not to recognize the tissue of the patient as foreign and thus avoid attacking the patient’s tissue. In addition, we use TALEN gene editing in our oncology product candidates to inactivate the CD52 gene in donor T cells, which codes for the target of an anti-CD52 monoclonal antibody. Anti-CD52 monoclonal antibodies deplete CD52 expressing T cells in patients while sparing therapeutic allogeneic T cells lacking CD52. By administering an anti-CD52 antibody prior to infusing our oncology product candidates, we believe we have the potential to reduce the likelihood of a patient’s immune system from rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which the engineered allogeneic T cells can actively target and destroy the cancer cells. However, the antibody may not have the benefits that we anticipate and could have adverse effects.

We rely on an agreement with Cellectis for exclusive rights to use TALEN technology for 15 select cancer targets, including BCMA, FLT3, CD70, DLL3, Claudin 18.2 and other targets included in our pipeline. We also rely on Cellectis, through our agreement with Servier, for exclusive rights to UCART19, ALLO-501 and ALLO-501A. Any other gene-editing technology used to research and develop product candidates directed at targets not covered by our existing agreements with Cellectis and Servier will require significant investment and time for advancement. In addition, the Cellectis gene-editing technology may fail to produce viable product candidates. Moreover, both Servier and Cellectis may terminate our respective agreements in the event of a material breach of the agreements, or upon certain insolvency events. Cellectis has challenged and may in the future challenge certain performance by Servier, such as its development of products licensed under the Cellectis-Servier Agreement in ALL, and any failure by those parties to resolve such matters may have an adverse impact on us. If our agreements were terminated or we required other gene editing technology, such a license or technology may not be available to us on reasonable terms, or at all, and advancing other gene editing technology would require significant resources.

Servier’s discontinuation of its involvement in the development of CD19 Products and Servier's disputes with us and Cellectis may have adverse consequences.

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

Under the Servier Agreement, Servier sublicenses to us certain rights it has licensed from Cellectis relating to Cellectis’ TALEN gene editing technology (Cellectis-Servier Primary License). In its Form 20-F filed with the SEC, Cellectis has asserted that it believes that Servier has not complied with its performance obligations under the Cellectis-Servier Primary License, which Cellectis believes may involve material breaches of the Cellectis-Servier Primary License. There is a risk that Cellectis may terminate the Cellectis-Servier Primary License. The Servier Agreement provides us with certain rights to obtain a direct license with Cellectis in the event the Cellectis-Servier Primary License is terminated, however, there can be no assurance that we will be able to obtain such a direct license and failure to do so would have a significant adverse impact on our business, financial condition, and prospects.

Our oncology development strategy relies on incorporating an anti-CD52 monoclonal antibody as part of the lymphodepletion preconditioning regimen prior to infusing allogeneic CAR T cell product candidates.

Our oncology product candidates utilize an anti-CD52 monoclonal antibody as part of a lymphodepletion regimen to be infused prior to infusing our product candidates. The anti-CD52 antibody may reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which such engineered allogeneic T cells can actively target and destroy cancer cells. However, the antibody may not have the benefits that we anticipate and could have adverse effects. For instance, our lymphodepletion regimen, including using an anti-CD52 antibody, will cause immune suppression that can be of unpredictable depth and duration and that may be associated with an increased risk of infection, such as to common viral or bacterial or opportunistic pathogens, that may be unable to be cleared and ultimately lead to other serious adverse events or death.

In the prior CALM and PALL trials, a commercially available monoclonal antibody, alemtuzumab, that binds CD52 was used. Alemtuzumab is known to have risk of causing certain adverse events. In 2020, the EMA completed a pharmacovigilance review of alemtuzumab in the context of the treatment of multiple sclerosis following reports of immune-mediated conditions and problems affecting the heart and blood vessels, including fatal cases. The EMA recommended that alemtuzumab should not be used in patients with certain heart, circulation or bleeding disorders or in patients who have autoimmune disorders other than multiple sclerosis. The EMA also recommended that alemtuzumab only be given in a hospital with ready access to intensive care facilities and specialists who can manage serious adverse reactions. The use of our anti-CD52 antibody may result in the same or similar adverse events as alemtuzumab, and we have chosen to administer our product candidates at centers experienced at managing patients with advanced malignancies as well as toxicities associated with immunomodulatory therapies, which significantly limits the sites that are eligible to participate in our clinical trials. If the EMA or other regulatory agencies further limit the use of alemtuzumab or anti-CD52 antibodies, our clinical program would be adversely affected.

To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647, which we use in our clinical trials. ALLO-647 may cause serious adverse events that alemtuzumab may cause, including fatal adverse events, infusion related reactions, immune thrombocytopenia, glomerular nephropathies, thyroid disorders, autoimmune cytopenias, autoimmune hepatitis, hemophagocytic lymphohistiocytosis, acquired hemophilia, infections, stroke, and progressive multifocal leukoencephalopathy. In addition, we are exploring various dosing strategies for lymphodepletion in our clinical trials, such as including varying doses of the chemotherapy agents and/or ALLO-647 or eliminating one or more of the agents, which may alter the risk of serious adverse events or have other undesirable outcomes such as a reduction of the efficacy of treatment. Additionally, our experimental lymphodepletion regimens may show different safety profiles when paired with different allogeneic CAR T product candidates such that regimens deemed safe with one CAR T product candidate may be determined to be associated with unacceptable toxicity when combined with another CAR T candidate or with the same candidate in a different patient population. If observed, these differences may require additional clinical exploration and may cause delays in the execution or termination of development campaigns. See the section entitled "Business—Product Pipeline and Development Strategy" included in this Annual Report for information on safety events.

If we are unable to successfully develop and manufacture ALLO-647 in the timeframe we anticipate, or at all, such as if regulatory authorities do not agree with our selected dose or approve of the use of ALLO-647 in combination with our allogeneic T cell product candidates, our clinical trial timelines and ability to commercialize any of our oncology product candidates would be significantly delayed.

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

We negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMPs and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

While we utilize CF1 for clinical manufacturing of our product candidates, we may continue to use CDMOs from time to time to manufacture product candidates in the United States while we manage all other aspects of the supply, including planning, CDMO oversight, disposition and distribution logistics. For example, in the past, Servier was responsible for UCART19 manufacturing, and experienced UCART19 supply issues that limited its ability to recruit new patients. There can be no assurance that we will not experience supply or manufacturing issues in the future.

We do not have long-term agreements in place with CDMOs for the manufacture of our cell therapies or of ALLO-647. If we are unable to contract with CDMOs on acceptable terms or at all, our clinical development program would be delayed and our business would be significantly harmed. For example, in February 2024 Catalent, Inc. and Novo Holdings announced that they have entered into a merger agreement under which Novo Holdings will acquire Catalent. The merger is expected to close towards the end of 2024, and shortly thereafter Novo Holdings intends to sell three Catalent fill-finish sites and related assets acquired in the merger to Novo Nordisk. ALLO-647 is manufactured at one of these sites, and there is a risk that the pendency of the merger and/or the merger itself could impact our ability to utilize the Catalent site for manufacturing ALLO-647. If we are unable to manufacture ALLO-647 at Catalent, we would be required to identify, qualify and establish an alternative manufacturing site and we may be unable to do so in a timely manner, if at all, which could significantly delay our clinical development timelines.

We have built our own manufacturing facility for cell products (CF1) and are in the process of transitioning the manufacture of certain product candidates to our manufacturing facility. Manufacturing product candidates in our own facility requires that we meet certain regulatory conditions, which may delay or extend our clinical trial timelines. As we transition more manufacturing to CF1, there is a risk that we may need to re-engage our CDMO to manufacture material, which would be costly and there is a risk that the CDMO may be unavailable or may fail in manufacturing, such as due to the CDMO having to retrain its personnel, or train new personnel, to manufacture our material.

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
•Contract manufacturers may be subject to adverse legislative actions.
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

Our contract manufacturers would also be subject to the same risks we face in developing our own manufacturing capabilities, as described above. Our current and potential future CDMOs may also be required to shut down in response to health epidemics or pandemics, or they may prioritize manufacturing for therapies or vaccines for other diseases. In addition, our CDMOs have certain responsibilities for storage of raw materials and in the past have lost or failed to adequately store our raw materials. We also rely on third parties to store our released product candidates, and any failure to adequately store our product candidates could result in significant delay to our development timelines. Any additional or future damage or loss of raw materials or product candidates could materially impact our ability to manufacture and supply our product candidates. Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.

In addition, we rely on third parties to perform release tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm.

We rely on T cells from healthy donors to manufacture our product candidates, and if we do not obtain an adequate supply of T cells from qualified donors, development of those product candidates, or commercialization, if approved, may be adversely impacted.

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

Our product candidates require many specialty raw materials, including viral vectors that deliver the CAR sequence and electroporation technology, some of which are manufactured by small companies with limited resources and experience to support a commercial product, and the suppliers may not be able to deliver raw materials to our specifications. We do not have contracts with many of the suppliers, and we may not be able to contract with them on acceptable terms, or at all. As a result of logistical challenges and recent inflation, we may experience higher costs or delays in receiving, or fail to secure entirely, key raw materials to support clinical or commercial manufacturing. Certain raw materials also require third-party testing, and some of the testing service companies may not have capacity or be able to conduct the testing that we request.

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

Some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. For example, for certain raw materials we previously had to find an alternative supplier, which required qualifying the new supplier, which required meeting regulatory requirements for such qualification. If we need to transition to an alternative supplier in the future, it could result in additional costs, delays, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business.

If we or our third-party suppliers use hazardous, non-hazardous, biological or other materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials. We and our suppliers are subject to federal, state and local laws and regulations in the United

States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials, and there is a risk of contamination or injury resulting from medical or hazardous materials. For instance, we have had and may continue to have environmental notice of violations at our manufacturing facility. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. In addition, we have previously shipped certain materials to our joint venture with Overland Pharmaceuticals (CY) Inc. in China and may do so again in the future. Any violation by our joint venture in the use, manufacture, storage, handling and disposal under foreign law may subject us to additional liability.

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

We have previously experienced a delay in our clinical trials due to a clinical hold, and may experience future delays in completing planned clinical trials for a variety of reasons, including delays related to:
•obtaining regulatory authorization to begin a trial, if applicable, including regulatory approval of any companion diagnostic, if applicable;
•the availability of financial resources to commence and complete the planned trials;
•reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•developing and implementing processes and procedures with collaborators relating to the collection and transfer of patient samples and the timely performance of a companion diagnostic on such samples;
•obtaining approval at each clinical trial site by an independent IRB;
•obtaining regulatory and other approvals to modify the conduct of a clinical trial;
•recruiting suitable patients to participate in a trial;
•delays by a collaboration partner in running a companion diagnostic on patient samples;
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

We could also encounter future delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles, or with respect to the ALPHA3 trial, in lieu of observation alone. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by any Data Safety Monitoring Committee. The FDA’s review of our data of our clinical trials may, depending on the data, also result in the delay, suspension or termination of one or more of our clinical trials, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

The regulatory landscape that will govern our product candidates is uncertain; regulations relating to more established gene therapy and cell therapy products are still developing, and changes in regulatory requirements could result in delays or discontinuation of development of our product candidates or unexpected costs in obtaining or maintaining any regulatory approval.

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

The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect ongoing FDA feedback on our trials, some of which may lead to changes in the trials, which could cause future delays to our trials. In addition, even if we believe the results are sufficiently compelling, such as for the ALPHA2 (CLL) and ALPHA3 trials, the FDA could ultimately require longer-term follow-up results, additional data from our clinical trials or additional trials that could delay or prevent our first BLA submission. The FDA may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.

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

In addition, the FDA is requiring us to demonstrate the overall contribution of ALLO-647 to the benefit to risk ratio of the lymphodepletion regimen for cema-cel. We plan to assess ALLO-647 though part one of the ALPHA3 trail. Some clinical trial sites may elect not to participate, and we cannot be certain when or whether we will be able to successfully enroll the ALPHA3 trial in a timely manner or that the outcome of this study will support FDA approval of both cema-cel and ALLO-647. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic CAR T cell product candidates.

If we, or our collaborators, are required by the FDA, or similar regulatory authorities, to obtain approval (or clearance, or certification) of a companion diagnostic device in connection with approval of one of our product candidates, and we, or our collaborators, do not obtain, or face delays in obtaining, approval (or clearance, or certification) of a companion diagnostic device, we will not be able to commercialize the product candidate, and our ability to generate revenue will be materially impaired.

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. For example, we are collaborating with Foresight Diagnostics as part of our clinical trial enrollment process for ALPHA3 to identify patients with MRD that we believe may be most likely to benefit from treatment with cema-cel. The process of validating such diagnostic can be time consuming and costly.

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable foreign regulatory authorities, and, to date, the FDA has generally required premarket approval of companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a therapeutic product, the FDA requires that the companion diagnostic be approved before, or concurrent with, approval of the therapeutic product and before a product can be commercialized. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who are determined to have MRD that the companion diagnostic was developed to detect.

If the FDA, or a comparable foreign regulatory authority, requires approval (or certification or clearance) of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains marketing approval, we and/or third-party collaborators may encounter difficulties in developing and obtaining approval (or clearance, or certification) for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval (or clearance, or certification) of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. We, or our collaborators, may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidates, if approved, on a timely or profitable basis, if at all.

Our ALPHA3 trial design requires the use of Foresight Diagnostics’ PhasED-Seq Circulating Tumor DNA Platform as a companion diagnostic for cema-cel. Foresight Diagnostics intends to file an IDE with the FDA seeking approval of PhasEd-Seq as a companion diagnostic. There can be no assurance that Foresight Diagnostic will timely file its IDE, or that the FDA will approve Foresight Diagnostics’ IDE, which could significantly delay the start of our ALPHA3 trial.

Furthermore, in order to commercialize cema-cel based on the outcome of our ALPHA3 trial, the Foresight Diagnostics’ MRD assay must be approved by regulatory agencies as a companion diagnostic test. A delay or failure by

Foresight Diagnostics to obtain regulatory approval may delay the commercialization of cema-cel, if approved based on the outcome of our ALPHA3 trial.

Regenerative Medicine Advanced Therapy designation and fast track designation may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We have received Regenerative Medicine Advanced Therapy (RMAT) designation for ALLO-715 and cema-cel and fast track designation for ALLO-605 and ALLO-316. There is no assurance that we will be able to obtain RMAT designation or fast track designation for any of our additional product candidates. RMAT designation and fast track designation do not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation and fast track designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

In addition, given the novel nature of gene-editing and cell therapy technologies, governments may place import, export or other restrictions in order to retain control or limit the use of the technologies. For instance, any limits on exporting certain of our technology to China may adversely affect Allogene Overland, a joint venture established by us and Overland Pharmaceuticals (CY) Inc. Increased negative public opinion or more restrictive government regulations either in the United States or internationally, would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for such product candidates.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We depend substantially on our license agreements with Pfizer, Servier and Cellectis. These licenses may be terminated upon certain conditions. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. For example, we are dependent on our license with Cellectis for gene-editing technology that is necessary to produce certain of our engineered T cells. In addition, we are reliant on Servier in-licensing from Cellectis some of the intellectual property rights they are licensing to us, including certain intellectual property rights relating to ALLO-501 and cema-cel. To the extent these licensors fail to meet their obligations under their license agreements, which we are not in control of, we may lose the benefits of our license agreements with these licensors. For instance, Cellectis has challenged and may in the future challenge certain performance by Servier, such as its development of products licensed under the Cellectis-Servier Agreement in ALL, and any failure by those parties to resolve such matters may have an adverse impact on us. In the future, we may also enter into additional license agreements that are material to the development of our product candidates.

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

Under the Servier Agreement, we have an exclusive license to develop and commercialize certain anti-CD19 allogeneic T cell product candidates, including cema-cel, and we hold the commercial rights to these product candidates in the United States. We also have an exclusive worldwide license from Cellectis to its TALEN gene-editing technology for the development of allogeneic T cell product candidates directed against 15 different cancer antigens. The Servier Agreement gives us access to TALEN gene-editing technology for all product candidates under the agreement. Certain intellectual property which is covered by these agreements may have been developed with funding from the U.S. government. If so, our rights in this intellectual property may be subject to certain research and other rights of the government.

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

Confidentiality agreements with employees and third parties, including any strategic partners, may not prevent unauthorized disclosure or use of trade secrets and other proprietary information.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. Although we require all of our employees to assign their inventions to us, and require all of our employees and key consultants who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or inappropriately used, or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. For example, we have and may continue to transfer technology to Allogene Overland or its affiliates in certain developing countries, and we cannot be certain that we or Allogene Overland or any of its affiliates will be able to protect or enforce any proprietary rights in these countries. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

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

Maintaining effective disclosure controls and procedures and internal control over financial reporting are necessary for us to produce reliable financial statements. We are required, pursuant to Section 404 (Section 404) of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we or our auditors identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As described elsewhere in this Annual Report, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2023. For a discussion of management’s consideration of the material weakness identified, see Part II, Item 9A: Controls and Procedures included in this Annual Report.

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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk management and strategy
We take a risk-based approach in implementing and maintaining various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and information related to our clinical trials, products in development, and proprietary technologies (“Information Systems and Data”).
Our information security function, supported by members of our IT and Legal departments and our third-party IT service providers, helps identify, assess and manage the Company’s cybersecurity threats and risks. This team helps to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: automated tools, subscribing to reports and services that identify cybersecurity threats and analyzing such reports of threats and actors, conducting scans of our threat environment, evaluating threats reported to us, coordinating with law enforcement as appropriate about certain threats, having third parties conduct threat assessments, conducting vulnerability assessments, and working with third parties to conduct certain tests of our environment.
Depending on the environment and systems, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response procedures; an incident response policy; a vulnerability management policy; a disaster recovery plan; conducting risk assessments; encrypting certain of our data; maintaining network security controls, segmenting certain data; maintaining access and physical security controls; asset management, tracking, and disposal protocols; systems monitoring; a assessing vendor risk; employee training; penetration testing conducted by third parties; and maintaining cybersecurity insurance.
The cybersecurity risk management and mitigation measures we implement for certain of our Information Assets including for example (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management assessment processes; (2) the information security function works with senior management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk, (4) policies and procedures to manage how Information Systems and Data are collected, maintained and stored, (5) communicating with and training personnel on cybersecurity risks and trends.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example: professional services firms, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, and penetration testing firms.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, contract research organizations (CROs), contract development and manufacturing organizations (CDMOs) and supply chain resources. We assess vendors using a risk-based approach to manage cybersecurity risks associated with our use of certain of these providers. Through these practices, we may conduct risk assessments of vendors, provide and review security questionnaires, review vendors’ written information security programs and security assessments, and impose contractual obligations related to information security on our vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our security measures, or those of our CROs, CDMOs, collaborators, contractors, consultants or other third parties upon whom we rely, are or were compromised or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience a material adverse impact.”
Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. Members of the Audit Committee receive scheduled updates from senior management.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Director of IT Security and Executive Director/Head of IT. Our Director of IT Security has over 13 years of experience leading IT security and has certifications including CISSP and CCSP. Our Executive Director IT Data Management, Analytics and Integration has over 20 years of experience in IT, data engineering, and data analytics.
Our Director of IT Security is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall IT risk management strategy, communicating key priorities to relevant personnel, overseeing cybersecurity operations, and managing the cybersecurity technologies, processes, and projects. Our Executive Director of IT Data Management, Analytics and Integration is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and conducting regular reviews of security assessments and other security-related reports.
Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including Director of IT Security, Data Management, Analytics and Integration, and General Counsel. Director of IT Security, Data Management, Analytics and Integration, and General Counsel work with the Company’s cross functional incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management policies and procedures include reporting to the audit committee of the board of directors for certain cybersecurity incidents.
The audit committee receives periodic reports from Data Management, Analytics and Integration and General Counsel concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on The Nasdaq Global Select Market under the symbol “ALLO”.
Holders of Common Stock
As of March 14, 2024, there were approximately 68 holders of record of our common stock.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows the value of an investment of $100 from October 11, 2018 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2023, in our common stock, the Standard & Poor’s 500 Index (S&P 500), the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return date ended
	10/11/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Allogene Therapeutics, Inc.	$100.00	$122.41	$118.09	$114.73	$67.82	$28.59	$14.59
S&P 500	$100.00	$90.28	$116.35	$135.26	$171.64	$138.27	$171.77
Nasdaq Biotechnology	$100.00	$87.25	$108.54	$136.42	$135.56	$120.77	$125.28
Nasdaq Composite	$100.00	$89.81	$121.45	$174.45	$211.76	$141.67	$203.18
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
Overview
We are a clinical stage immuno-oncology company pioneering the development of genetically engineered allogeneic T cell product candidates for the treatment of cancer and autoimmune diseases. We are developing a pipeline of “off-the-shelf” T cell product candidates that are designed to target and kill cancer cells in patients or eliminate pathogenic autoreactive cells in patients with autoimmune disorders. Our engineered T cells are allogeneic, meaning they are derived from healthy donors for intended use in any patient, rather than from an individual patient for that patient’s use, as in the case of autologous T cells. We believe this key difference will enable us to deliver readily available treatments faster, more reliably, at greater scale, and to more patients.

We have a deep pipeline of allogeneic chimeric antigen receptor (CAR) T cell product candidates targeting multiple promising antigens in a host of hematological malignancies, solid tumors and autoimmune disease. Earlier this year, however, we announced our 2024 Platform Vision under which we are now focusing on four core programs.

We are currently focused on developing cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) in large B-cell lymphoma (LBCL) and chronic lymphocytic leukemia (CLL). We plan to initiate a pivotal Phase 2 clinical trial (ALPHA3) in mid-2024 for cema-cel as part of a first line (1L) treatment plan for newly diagnosed and treated LBCL patients who are likely to relapse and need further therapy. The design of the ALPHA3 1L consolidation trial builds upon the results demonstrated in the Phase 1 ALPHA2 trial and leverages an investigational diagnostic test developed by Foresight Diagnostics, Inc. that we believe will identify patients who have achieved remission by standard disease assessment but who have minimal residual disease (MRD) at the completion of 1L chemoimmunotherapy. The ALPHA3 trial is designed to study the impact of treating MRD positive patients with cema-cel. The study will randomize approximately 230 patients who achieve a complete response or partial response to 1L therapy, but who are MRD positive. The patients will be randomized to either consolidation with cema-cel or the current standard of care, which is observation. The design, with a primary endpoint of event free survival (EFS), will initially include two lymphodepletion arms (one with standard fludarabine and cyclophosphamide plus ALLO-647 and one with standard fludarabine and cyclophosphamide but without ALLO-647). One lymphodepletion arm will be discontinued following a planned interim analysis in mid-2025 designed to select the most appropriate regimen for this patient population. In view of the potential of the earlier line ALPHA3 trial, we have deprioritized the third line (3L) LBCL ALPHA2 and EXPAND trials.

We have initiated the Phase 1b cohort of our ALPHA2 trial to evaluate cema-cel following lymphodepletion with fludarabine/cyclophosphamide and ALLO-647 in patients with relapsed/refractory chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL). This cohort will include up to 40 patients, and we expect to release initial data by year-end 2024.

We are enrolling a Phase 1 clinical trial (TRAVERSE) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic RCC. We presented interim results from the TRAVERSE trial at the American Association of Cancer Research (AACR) Annual Meeting in April 2023. We have implemented a protocol amendment that incorporates a diagnostic and treatment algorithm into the study design. The algorithm is designed to mitigate the treatment-associated hyperinflammatory response without compromising the CAR T function needed to eradicate solid tumors. The next update from this trial is planned for a medical forum in the second quarter of 2024 and will discuss the algorithm. A more robust data update from the ongoing trial with the updated protocol is planned for later in 2024.

We are developing ALLO-329, a next-generation allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases (AID). Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in AID. Initiation of this Phase 1 trial with ALLO-329 is expected in early 2025.

We are developing an anti-CD52 monoclonal antibody, ALLO-647, which is a proprietary component of our lymphodepletion regimen. ALLO-647 may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can actively target and destroy cancer cells. During Part A of our pivotal ALPHA3 trial, we will be assessing ALLO-647’s contribution to the overall benefit to risk ratio of the lymphodepletion regimen for cema-cel. Patients will be randomized to receive cema-cel and a lymphodepletion regimen with fludarabine and cyclophosphamide either with or without ALLO-647. We plan to select the lymphodepletion regimen with which we will complete enrollment in the study (Part B) in the first half of 2025.

While we have additional programs in our pipeline, our development priorities are focused on cema-cel (1L Consolidation and CLL), ALLO-316, and ALLO-329. We will explore opportunities to partner with collaborators on product candidates across our pipeline.

On January 4, 2024, our board of directors approved a reduction in our workforce of approximately 22% of our employees in connection with our pipeline prioritization and clinical development strategy.
Since inception, we have had significant operating losses. Our net loss was $327.3 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $1.6 billion. As of December 31, 2023, we had $448.7 million in cash and cash equivalents and investments and we expect our cash runway to fund operations into 2026. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
Our Research and Development and License Agreements
Asset Contribution Agreement with Pfizer
In April 2018, we entered into an Asset Contribution Agreement (Pfizer Agreement) with Pfizer pursuant to which we acquired certain assets and assumed certain liabilities from Pfizer, including agreements with Cellectis and Servier as described below, and other intellectual property for the development and administration of CAR T cells for the treatment of cancer. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for further description of the Pfizer Agreement.
Research Collaboration and License Agreement with Cellectis
In June 2014, Pfizer entered into a Research Collaboration and License Agreement with Cellectis. In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. In March 2019, we terminated the agreement with Cellectis and entered into a new license agreement with Cellectis. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for further descriptions of the prior agreement with Cellectis and the new license agreement with Cellectis.
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

On September 15, 2022, Servier sent a notice of discontinuation (Discontinuation) of its involvement in the development of all licensed products directed against CD19, including UCART19, ALLO-501 and cema-cel (collectively,

CD19 Products), pursuant to the Servier Agreement. Servier’s Discontinuation provides us with the right to elect a license to the CD19 Products outside of the United States (Ex-US Option) and does not otherwise affect our current exclusive license for the development and commercialization of CD19 Products in the United States. Upon any exercise of the Ex-US Option by us, our potential milestone payments with respect to ALLO-501A would increase for any first dosing in Phase 2, first dosing in Phase 3 and regulatory approval by €46 million in the aggregate. In addition, upon any such exercise of the Ex-US Option, Servier's obligation to reimburse us for 40% of the development costs for CD19 Products would cease. However, Servier has disputed the implications of the Discontinuation, namely whether development cost contributions continue and the timeframe during which we have the right to elect a license to CD19 Products outside of the United States. Moreover, in December 2022, Servier sent us a notice for material breach due to our purported refusal to allow an audit of certain manufacturing costs under our cost share arrangement. While we do not believe Servier has such an audit right, we submitted to a review of our manufacturing costs of CD19 Products to recover outstanding manufacturing costs owed by Servier to us. In July 2023, Servier sent us a second notice for material breach alleging that we overcharged Servier based on Servier and its accounting firm’s review of costs eligible for cost-sharing under the Servier Agreement. We disagree with the material breach allegations and we are disputing such allegations. For more information, see “Risk Factors—Servier’s discontinuation of its involvement in the development of CD19 Products and Servier's disputes with us and Cellectis may have adverse consequences."
See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for further description of the Servier Agreement.
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
The Notch Agreement includes a research collaboration to conduct research and pre-clinical development activities to generate engineered cells directed to our exclusive targets, which will be conducted in accordance with an agreed research plan and budget under the oversight of a joint development committee. In connection with the execution of the Notch Agreement, we made an upfront payment to Notch of $10.0 million. In addition, we made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in us having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In February 2021, we made an additional $15.9 million investment in Notch's Series A preferred stock. In October 2021, we made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, our share in Notch was 23.0% on a voting interest basis. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for further description of the Notch Agreement.
On January 25, 2024, we entered into an Amended and Restated Collaboration and License Agreement (the Amended Notch Agreement) with Notch. The Amended Notch Agreement amends and restates the Notch Agreement, dated as of November 1, 2019. Under the Amended Notch Agreement, we have relinquished our exclusive rights to all original CAR targets (the Released Targets) except for one CAR target, and have agreed to limit our option right to only one additional CAR target. If the option is exercised, we will have a minimum funding commitment for the overall development program. If Notch subsequently out-licenses any of the Released Targets, we will be entitled to receive a percentage of upfront and/or milestone payments associated therewith up to a set cap, and will be entitled to a low, single-digit royalty on net sales of products containing a Released Target. In addition, with respect to our previous equity investments in Notch, the Amended Notch Agreement grants us certain anti-dilution protections up to certain limits for certain pre-IPO equity financings.
Strategic Alliance with The University of Texas MD Anderson Cancer Center
On October 6, 2020, we entered into a strategic five-year collaboration agreement with The University of Texas MD Anderson Cancer Center (MD Anderson) for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for further description of the agreement with MD Anderson.
License Agreement with Allogene Overland Biopharm (CY) Limited
On December 14, 2020, we entered into a License Agreement with Allogene Overland Biopharm (CY) Limited (Allogene Overland), a joint venture established by us and Overland Pharmaceuticals (CY) Inc. (Overland), pursuant to a Share

Purchase Agreement, dated December 14, 2020, for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory). Allogene Overland subsequently assigned the License Agreement to a wholly-owned subsidiary, Allogene Overland Biopharm (HK) Limited (Allogene Overland HK). On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for further description of the License Agreement and Share Purchase Agreement with Allogene Overland.
Collaboration and License Agreement with Antion
On January 5, 2022, we entered into an exclusive collaboration and global license agreement (Antion Collaboration and License Agreement) with Antion Biosciences SA (Antion) for Antion’s miRNA technology (miCAR), to advance multiplex gene silencing as an additional tool to develop next generation allogeneic CAR T products. On July 11, 2023, we entered into an amendment to the Antion Collaboration and License Agreement, which included a $2 million investment in Antion’s preferred shares and the acquisition of warrants to purchase an additional $3 million of Antion’s preferred shares. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for further description of the Antion Agreement and the July 2023 amendment.
Strategic Collaboration Agreement with Foresight Diagnostics
On January 3, 2024, we entered into a Strategic Collaboration Agreement (the Foresight Agreement) with Foresight Diagnostics, Inc. (Foresight Diagnostics). Pursuant to the Foresight Agreement, the parties have agreed to collaborate on a non-exclusive basis in the development of Foresight Diagnostics' MRD assay as an in vitro diagnostic to identify the MRD+ patient population to be enrolled in our planned ALPHA3 trial of cemacabtagene ansegedleucel, or cema-cel (previously known as ALLO-501A) for treatment of large B cell lymphoma (LBCL). Under the Foresight Agreement, we have agreed to use the commercially reasonable efforts to obtain regulatory approval of cema-cel, and Foresight Diagnostics has agreed to use its commercially reasonable efforts to obtain regulatory approval of an MRD assay for use as an in vitro diagnostic with cema-cel.
Components of Results of Operations
Revenues
As of December 31, 2023, our revenue has been exclusively generated from our collaboration and license agreement with Allogene Overland Biopharm (PRC) Co., Limited. See Notes 1 and 6 to our consolidated financial statements appearing elsewhere in this Annual Report for more information related to our recognition of revenue and the Allogene Overland agreement.
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
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the year ended December 31, 2023 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses relate to costs incurred for the development of our most advanced product candidates and include:
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

We have reimbursed Servier for 60% of the costs associated with the prior development of UCART19, including for the long-term follow-up of patients in the CALM and PALL clinical trials of UCART19. We believe Servier is required to reimburse us for 40% of the costs associated with the development of ALLO-501 and cema-cel.

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

We do not track most of our external research and development expenses by programs or product candidates because most of our external research and development expenses could be used for different programs or product candidates.

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
Other Income (Expense), Net:
Interest and Other Income, Net
Interest and other income, net primarily consists of interest earned on our cash and cash equivalents and investments, as well as investment gains and losses recognized during the period.
Other Income (Expenses)
Other income (expenses) consists of non-operating income and expenses, including primarily our share of net losses for the period from, and impairment of, our equity method investments and impairment of our equity investment.
Results of Operations
Comparison of the Years Ended December 31, 2023, 2022 and 2021
The following sets forth our results of operations for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,			Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
		(As Restated)	(As Restated)
Collaboration revenue - related party	$95	$156	$114,089	$(61)	$(113,933)
Operating expenses:
Research and development	242,914	256,387	220,176	(13,473)	36,211
General and administrative	71,673	79,305	74,105	(7,632)	5,200
Impairment of long-lived asset	13,245	—	—	13,245	—
Total operating expenses	327,832	335,692	294,281	(7,860)	41,411
Loss from operations	(327,737)	(335,536)	(180,192)	7,799	(155,344)
Other income (expense), net:
Interest and other income, net	18,307	4,566	1,714	13,741	2,852
Other expenses	(17,835)	(9,444)	(3,573)	(8,391)	(5,871)
Total other income (expense), net	472	(4,878)	(1,859)	5,350	(3,019)
Net loss	$(327,265)	$(340,414)	$(182,051)	$13,149	$(158,363)
Collaboration revenue - related party

Collaboration revenue was $0.1 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively. Revenue recognized in the years ended December 31, 2023 and 2022 was mainly due to participation in the joint steering committee performance obligation related to the License Agreement entered into with Allogene Overland on December 14, 2020.

Collaboration revenue was $0.2 million and $114.1 million for the years ended December 31, 2022 and 2021, respectively. The decrease of $113.9 million was due to the revenue recognized related to the license of intellectual property and delivery of the know-how, which was delivered in the first quarter of 2021, under the License Agreement entered into with Allogene Overland in December 2020.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Year Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Personnel	$112,457	$129,604	$112,903	$(17,147)	$16,701
Development costs	74,644	71,293	69,025	3,351	2,268
Facilities and depreciation	44,684	43,457	29,300	1,227	14,157
Other	11,129	12,033	8,948	(904)	3,085
Total research and development expenses	242,914	256,387	220,176	(13,473)	36,211
Our research and development expenses included $119.0 million of internal expense and $123.9 million of external expenses for the year ended December 31, 2023. Our research and development expenses included $133.6 million of internal expenses and $122.8 million of external expenses for the year ended December 31, 2022.
Research and development expenses were $242.9 million and $256.4 million for the years ended December 31, 2023 and 2022, respectively. The net decrease of $13.5 million was primarily due to a decrease in personnel related costs of $17.1 million, of which $13.5 million was decreased stock-based compensation expense, offset by an increase in external costs related to the advancement of our product candidates of $3.4 million due to the timing of process development activities and manufacturing runs.
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
General and Administrative Expenses
General and administrative expenses were $71.7 million and $79.3 million for the years ended December 31, 2023 and 2022, respectively. The net decrease of $7.6 million was primarily due to a decrease in personnel related costs of $5.7 million, of which $4.1 million was decreased stock-based compensation expense, and a decrease in expenses related to corporate communications of $1.8 million.
General and administrative expenses were $79.3 million and $74.1 million for the years ended December 31, 2022 and 2021, respectively. The net increase of $5.2 million was primarily due to an increase in personnel related costs of $3.4 million, an increase in expenses related to corporate communications of $2.8 million, partially offset by a $1.5 million decrease in business and consulting fees.
Impairment of long-lived asset
In December 2023, we made a decision to sublease one of our leased buildings in South San Francisco. We vacated and ceased occupancy of this building in December 2023 and currently we are actively marketing the leased building for sublease. We determined that the change in how this property is being used could indicate impairment and recorded long-lived asset impairment loss based on the performed impairment analysis.
Interest and Other Income, Net

Interest and other income, net was $18.3 million and $4.6 million for the years ended December 31, 2023 and 2022, respectively. The $13.7 million increase was primarily due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Interest and other income, net was $4.6 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively. The $2.9 million increase was due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Other expenses
Other expenses were $17.8 million and $9.4 million for the years ended December 31, 2023 and 2022, respectively. The $8.4 million increase was primarily due to impairment loss of $7.0 million related to our equity method investment and equity investment recorded for the year ended December 31, 2023.
Other expenses were $9.4 million and $3.6 million for the years ended December 31, 2022 and 2021, respectively. The $5.9 million increase was primarily due to higher share of net losses in our equity method investments.
Quarterly Discussion and Analysis
The following discussion should be read in conjunction with our accompanying restated unaudited interim condensed consolidated financial statements disclosed in Part II. Item 8. Financial Statements and Supplementary Data, Note 15 "Selected Quarterly Financial Data (Unaudited)", of this Annual Report.
The following sets forth our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(As Restated)	(As Restated)
Collaboration revenue - related party	$30	$39	$(9)	(23)%
Operating expenses:
Research and development	80,238	60,156	20,082	33%
General and administrative	18,884	19,897	(1,013)	(5)%
Total operating expenses	99,122	80,053	19,069	24%
Loss from operations	(99,092)	(80,014)	(19,078)	24%
Other income (expense), net:
Interest and other income, net	2,059	492	1,567	318%
Other income (expenses), net	(2,936)	914	(3,850)	(421)%
Total other income (expense), net	(877)	1,406	(2,283)	(162)%
Net loss	(99,969)	(78,608)	(21,361)	27%
Collaboration revenue - related party
Collaboration revenue recognized for the three months ended March 31, 2023 and 2022 was mainly due to participation in the joint steering committee performance obligation related to the License Agreement entered into with Allogene Overland on December 14, 2020.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
Personnel	$34,173	$33,079	$1,094
Development costs	31,261	14,323	16,938
Facilities and depreciation	11,193	10,070	1,123
Other	3,611	2,684	927
Total research and development expenses	80,238	60,156	20,082
Our research and development expenses included $35.2 million of internal expenses and $45.0 million of external expenses for the three months ended March 31, 2023. Our research and development expenses included $33.9 million of internal expenses and $26.2 million of external expenses for the three months ended March 31, 2022.
Research and development expenses were $80.2 million and $60.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $20.1 million was driven primarily by an increase in external costs relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs of $16.9 million and an increase in facilities costs and depreciation expense of $1.1 million.
General and Administrative Expense
General and administrative expenses were $18.9 million and $19.9 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $1.0 million was primarily due to an decrease in personnel related costs.
Interest and Other Income, Net
Interest and other income, net was $2.1 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $1.6 million was primarily due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Other income (expenses), Net
Other expenses were $2.9 million for the three months ended March 31, 2023 and other income was $0.9 million for the three months ended March 31, 2022. The increase in other expenses of $3.8 million was primarily due to higher share of net losses in our equity method investments.
The following sets forth our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022	$	2023	2022	$
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Collaboration revenue - related party	$22	$64	$(42)	$52	$103	$(51)
Operating expenses:
Research and development	62,038	57,171	4,867	142,276	117,327	24,949
General and administrative	18,524	19,509	(985)	37,408	39,406	(1,998)
Total operating expenses	80,562	76,680	3,882	179,684	156,733	22,951
Loss from operations	(80,540)	(76,616)	(3,924)	(179,632)	(156,630)	(23,002)
Other income (expense), net:
Interest and other income, net	3,778	315	3,463	5,837	807	5,030
Other expenses	(2,470)	(3,990)	1,520	(5,406)	(3,076)	(2,330)
Total other income (expense), net	1,308	(3,675)	4,983	431	(2,269)	2,700
Net loss	(79,232)	(80,291)	1,059	(179,201)	(158,899)	(20,302)
Collaboration revenue - related party
Collaboration revenue recognized for the three and six months ended June 30, 2023 and 2022 was mainly due to participation in the joint steering committee performance obligation related to the License Agreement entered into with Allogene Overland on December 14, 2020.
Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Personnel	$29,574	$34,926	$(5,352)	$63,748	$68,005	$(4,257)
Development costs	18,218	8,078	10,140	49,479	22,401	27,078
Facilities and depreciation	11,457	11,039	418	22,650	21,110	1,540
Other	2,789	3,128	(339)	6,399	5,811	588
Total research and development expenses	62,038	57,171	4,867	142,276	117,327	24,949
Our research and development expenses included $31.1 million of internal expenses and $30.9 million of external expenses for the three months ended June 30, 2023. Our research and development expenses included $36.1 million of internal expenses and $21.1 million of external expenses for the three months ended June 30, 2022.
Research and development expenses were $62.0 million and $57.2 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $4.9 million was driven primarily by a decrease in Servier cost recoveries of $11.0 million, offset by a decrease in personnel related costs of $5.4 million and a decrease in external costs relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs of $0.9 million.
Our research and development expenses included $66.3 million of internal expenses and $75.9 million of external expenses for the six months ended June 30, 2023. Our research and development expenses included $70.1 million of internal expenses and $47.2 million of external expenses for the six months ended June 30, 2022.
Research and development expenses were $142.3 million and $117.3 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $24.9 million was driven primarily by a decrease in Servier cost recoveries of $16.1 million and an increase in external costs relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs of $11.0 million, offset by a decrease in personnel related costs of $4.3 million.
General and Administrative Expense
General and administrative expenses were $18.5 million and $19.5 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $1.0 million was primarily due to a decrease in personnel related costs of $0.4 million and a decrease in expenses related to corporate communications and outside services of $0.3 million.
General and administrative expenses were $37.4 million and $39.4 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $2.0 million was primarily due to a decrease in personnel related costs of $1.4 million and a decrease in expenses related to corporate communications and outside services of $0.6 million.
Interest and Other Income, Net
Interest and other income, net was $3.8 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $3.5 million was primarily due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Interest and other income, net was $5.8 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $5.0 million was primarily due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Other expenses
Other expenses were $2.5 million and $4.0 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $1.5 million was primarily due to lower share of net losses in our equity method investments.
Other expenses were $5.4 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $2.3 million was primarily due to higher share of net losses in our equity method investments.
The following sets forth our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2023	2022	$	2023	2022	$
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Collaboration revenue - related party	$22	$27	$(5)	$74	$130	$(56)
Operating expenses:
Research and development	45,977	63,641	(17,664)	188,253	180,968	7,285
General and administrative	17,041	18,897	(1,856)	54,449	58,303	(3,854)
Total operating expenses	63,018	82,538	(19,520)	242,702	239,271	3,431
Loss from operations	(62,996)	(82,511)	19,515	(242,628)	(239,141)	(3,487)
Other income (expense), net:
Interest and other income, net	6,205	1,002	5,203	12,042	1,809	10,233
Other expenses	(5,496)	(2,733)	(2,763)	(10,902)	(5,809)	(5,093)
Total other income (expense), net	709	(1,731)	2,440	1,140	(4,000)	5,140
Net loss	(62,287)	(84,242)	21,955	(241,488)	(243,141)	1,653
Collaboration revenue - related party
Collaboration revenue recognized for the three and nine months ended September 30, 2023 and 2022 was mainly due to participation in the joint steering committee performance obligation related to the License Agreement entered into with Allogene Overland on December 14, 2020.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Personnel	$26,170	$32,748	$(6,578)	$89,917	$100,753	$(10,836)
Development costs	6,494	16,799	(10,305)	55,973	39,200	16,773
Facilities and depreciation	11,104	11,349	(245)	33,754	32,459	1,295
Other	2,209	2,745	(536)	8,609	8,556	53
Total research and development expenses	45,977	63,641	(17,664)	188,253	180,968	7,285
Our research and development expenses included $28.1 million of internal expenses and $17.9 million of external expenses for the three months ended September 30, 2023. Our research and development expenses included $33.6 million of internal expenses and $30.0 million of external expenses for the three months ended September 30, 2022.
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
Our research and development expenses included $94.5 million of internal expenses and $93.8 million of external expenses for the nine months ended September 30, 2023. Our research and development expenses included $103.8 million of internal expenses and $77.2 million of external expenses for the nine months ended September 30, 2022.
Research and development expenses were $188.3 million and $181.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $7.3 million was driven primarily by a decrease in Servier cost recoveries of $19.7 million and an increase in facilities costs of $1.3 million, offset by a decrease in personnel related costs of $10.8 million, of which $12.4 million was a decrease in stock-based compensation expense, and a decrease in external costs relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs of $2.9 million.
General and Administrative Expense
General and administrative expenses were $17.0 million and $18.9 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $1.9 million was primarily due to a decrease in personnel related costs of $2.1 million, of which $1.5 million was stock-based compensation expense.

General and administrative expenses were $54.4 million and $58.3 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $3.9 million was primarily due to a decrease in personnel related costs of $3.6 million, of which $3.3 million was stock-based compensation expense.
Interest and Other Income, Net
Interest and other income, net was $6.2 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $5.2 million was primarily due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Interest and other income, net was $12.0 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $10.2 million was primarily due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Other expenses
Other expenses were $5.5 million and $2.7 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $2.8 million was primarily due to impairment loss related to our equity method investment recorded for the three months ended September 30, 2023.
Other expenses were $10.9 million and $5.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $5.1 million was primarily due to higher share of net losses and impairment of our equity method investments.
Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2023, we had $448.7 million in cash, cash equivalents and investments. We believe that the aggregate of our current cash, cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, and upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Allogene Overland. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended on November 2, 2022 and November 2, 2023, under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings. During the year ended December 31, 2023, we sold an aggregate of 20,894,565 shares of common stock in ATM offerings resulting in net proceeds of $91.1 million. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement.
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
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(237,733)	$(220,519)	$(184,812)
Investing activities	163,289	106,159	163,655
Financing activities	95,695	2,950	11,963
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,251	$(111,410)	$(9,194)
Operating Activities
During the year ended December 31, 2023, cash used in operating activities of $237.7 million was attributable to a net loss of $327.3 million, substantially offset by non-cash charges of $104.8 million and a net change of $15.3 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $66.0 million, depreciation and amortization of $14.2 million, share of losses from equity method investments of $10.7 million, impairment of long-lived assets of $13.2 million, impairment of equity investment and equity method investment of $7.0 million, net amortization and accretion on investment securities of $6.8 million, and non-cash rent expense of $0.6 million. The net change in operating assets and liabilities was primarily due to a $7.5 million decrease in accounts payable, a $6.8 million decrease in accrued and other current liabilities, a $1.5 million increase in other long-term assets, and a $0.6 million decrease in other long-term liabilities, offset by a $1.1 million decrease in prepaid expenses and other current assets.
During the year ended December 31, 2022, cash used in operating activities of $220.5 million was attributable to a net loss of $340.4 million, substantially offset by non-cash charges of $116.0 million and a net change of $3.9 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $83.6 million, depreciation and amortization of $14.3 million, share of losses from equity method investments of $12.9 million, net amortization and accretion on investment securities of $2.9 million, and non-cash rent expense of $2.4 million. The net change in operating assets and liabilities was primarily due to a $4.9 million increase in accounts payable, a $2.5 million decrease in prepaid expense and other current assets, and a $1.7 million increase in accrued and other current liabilities, offset by an increase in other long-term assets of $3.3 million and a decrease in other long-term liabilities of $1.9 million.
During the year ended December 31, 2021, cash used in operating activities of $184.8 million was attributable to a net loss of $182.1 million, a net change of $31.9 million in our net operating assets and liabilities substantially offset by non-cash charges of $29.2 million. The non-cash charges consisted primarily of stock-based compensation of $80.8 million, non-cash collaboration revenue from related party of $75.7 million, depreciation and amortization of $10.5 million, net amortization and accretion on investment securities of $7.0 million, share of losses from equity method investments of 4.1 million, and non-cash rent expense of $2.6 million. The net change in operating assets and liabilities was primarily due to a $38.3 million decrease in deferred revenue within current liabilities, a $0.8 million decrease in accounts payable, and a $0.6 million increase in other long-term assets, offset by a $3.7 million increase in accrued and other current liabilities, a $3.2 million decrease in prepaid expenses and other current assets and a $0.9 million increase in other long-term liabilities.
Investing Activities
During the year ended December 31, 2023, net cash provided by investing activities of $163.3 million was related to cash inflows from maturities of investments of $597.8 million and cash provided by investment sales of $5.6 million, offset by the purchase of investments of $438.6 million and purchases of property and equipment of $1.5 million.
During the year ended December 31, 2022, net cash provided by investing activities of $106.2 million was related to cash inflows from maturities of investments of $359.5 million, offset by the purchase of investments of $248.1 million and purchases of property and equipment of $5.2 million.
During the year ended December 31, 2021, net cash used in investing activities of $163.7 million was related to cash inflows from maturities of investments of $728.4 million, offset by the purchase of investments of $525.6 million, purchases of property and equipment of $21.4 million, and purchase of stock in equity method investment of $17.7 million.
Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities of $95.7 million was related to $91.1 million in net proceeds from the issuance of common stock through ATM transactions, $2.5 million of cash provided by the sale of common stock through our employee stock purchase plan, and $2.1 million of cash provided by the issuance of common stock upon exercise of stock options.
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
Contractual Obligations and Commitments
Material Cash Commitments and Requirements
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of December 31, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our consolidated financial statements included elsewhere in this Annual Report.
Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in South San Francisco, California, as well as lease payments on our cell manufacturing facility in Newark, California. For additional information regarding our lease obligations, see Note 7 to our consolidated financial statements included elsewhere in this Annual Report.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of December 31, 2023, we had non-cancellable purchase commitments of $2.1 million.
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
For elements of those arrangements that we determine should be accounted for under ASC 606, we assess which activities in our collaboration agreements are performance obligations that should be accounted for separately and determine the transaction price of the arrangement, which includes the assessment of the probability of achievement of future milestones and other potential consideration. A performance obligation represents a promise in a contract to transfer a distinct good or service to a customer, which represents a unit of accounting in accordance with ASC 606. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. A portion of the consideration should be allocated to each distinct performance obligation. The total consideration which we expect to collect in exchange for our products is an estimate and may be fixed or variable. We constrain the estimated variable consideration when we assess it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The transaction price is re-evaluated, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The allocation of the transaction price is performed based on standalone selling prices, which are based on estimated amounts that we would charge for a performance obligation if it were sold separately. Revenue is recognized when, or as, performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers. Funds received in advance are recorded as deferred revenue and are recognized as the related performance obligation is satisfied.
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
Stock-Based Compensation
We recognize compensation costs related to stock-based awards granted to employees and directors, including stock options, based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option-pricing model, the lattice option pricing model or Monte Carlo simulation, whichever provides us the more precise grant fair value. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.
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
‑          Expected exercise barrier—The modified options in accordance with the Stock Option Exchange Program are assumed to be exercised upon vesting and when the ratio of stock market price to exercise price reaches 2.57, or expiration, whichever is earlier. For additional information regarding our Stock Option Exchange Program, see Note 10 to our consolidated financial statements included elsewhere in this Annual Report.
For the years ended December 31, 2023, 2022 and 2021, stock-based compensation was $66.0 million, $83.6 million and $80.8 million, respectively. As of December 31, 2023 and 2022, we had $108.7 million and $153.6 million, respectively, of total unrecognized stock-based compensation.
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
Our long-lived assets, including right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. The long-lived assets recoverability test is performed at the asset group level, i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If this test indicates that the carrying amount of the asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of an asset group exceeds its fair value. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset shall not be reduced below its fair value.
Recent Accounting Pronouncements
Please refer to Note 2 to our consolidated financial statements for a discussion of new accounting standards and updates that may impact us.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments of $448.7 million as of December 31, 2023, consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on December 31, 2023 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Currency Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our consolidated financial statements. As of December 31, 2023, we had no receivables and $0.6 million of current liabilities denominated in foreign currency.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Allogene Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Allogene Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Restatement of Financial Statements
As discussed in Note 1 to the consolidated financial statements, the 2022 and 2021 consolidated financial statements have been restated to correct misstatements.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
San Mateo, California
March 14, 2024

ALLOGENE THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$83,155	$61,904
Short-term investments	365,542	455,416
Prepaid expenses and other current assets	10,418	11,504
Total current assets	459,115	528,824
Long-term investments	—	59,151
Operating lease right-of-use asset	63,703	83,592
Property and equipment, net	99,478	112,839
Restricted cash	10,292	10,292
Other long-term assets	6,604	9,564
Equity method investments	3,645	17,317
Total assets	$642,837	$821,579
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,897	$13,890
Accrued and other current liabilities	31,096	39,743
Deferred revenue	86	95
Total current liabilities	37,079	53,728
Lease liability, noncurrent	88,346	95,122
Other long-term liabilities	5,179	5,847
Total liabilities	130,604	154,697
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 authorized as of December 31, 2023 and December 31, 2022; no shares were issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 168,642,238 and 144,438,304 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	169	144
Additional paid-in capital	2,075,252	1,911,632
Accumulated deficit	(1,562,233)	(1,234,968)
Accumulated other comprehensive loss	(955)	(9,926)
Total stockholders’ equity	512,233	666,882
Total liabilities and stockholders’ equity	$642,837	$821,579
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
		(As restated)	(As restated)
Collaboration revenue - related party	$95	$156	$114,089
Operating expenses:
Research and development	242,914	256,387	220,176
General and administrative	71,673	79,305	74,105
Impairment of long-lived asset	13,245	—	—
Total operating expenses	327,832	335,692	294,281
Loss from operations	(327,737)	(335,536)	(180,192)
Other income (expense), net:
Interest and other income, net	18,307	4,566	1,714
Other expenses	(17,835)	(9,444)	(3,573)
Total other income (expense), net	472	(4,878)	(1,859)
Net loss	(327,265)	(340,414)	(182,051)
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments	8,971	(7,359)	(2,835)
Net comprehensive loss	$(318,294)	$(347,773)	$(184,886)
Net loss per share, basic and diluted	$(2.09)	$(2.38)	$(1.34)
Weighted-average number of shares used in computing net loss per share, basic and diluted	156,931,778	143,147,165	135,820,386
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2020 (As Restated)	140,474,305	140	1,725,552	(712,503)	268	1,013,457
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,961,554	2	8,344	—	—	8,346
Vesting of early exercised common stock	—	—	3,848	—	—	3,848
Stock-based compensation	—	—	80,818	—	—	80,818
Employee stock purchase plan	187,206	—	3,617	—	—	3,617
Net loss (As Restated)	—	—	—	(182,051)	—	(182,051)
Net unrealized loss on available-for-sale investments	—	—	—	—	(2,835)	(2,835)
Balance — December 31, 2021 (As Restated)	142,623,065	142	1,822,179	(894,554)	(2,567)	925,200
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,453,624	2	487	—	—	489
Vesting of early exercised common stock	—	—	2,905	—	—	2,905
Stock-based compensation	—	—	83,600	—	—	83,600
Employee stock purchase plan	361,615	—	2,461	—	—	2,461
Net loss (As Restated)	—	—	—	(340,414)	—	(340,414)
Net unrealized loss on available-for-sale investments	—	—	—	—	(7,359)	(7,359)
Balance — December 31, 2022 (As Restated)	144,438,304	144	1,911,632	(1,234,968)	(9,926)	666,882
Issuance of common stock from ATM offering, net of commissions and offering costs of $1.7 million	20,894,565	21	91,091	—	—	91,112
Issuance of common stock upon exercise of stock options and vesting of RSUs	2,718,410	3	2,084	—	—	2,087
Vesting of early exercised common stock	—	—	1,999	—	—	1,999
Stock-based compensation	—	—	65,951	—	—	65,951
Employee stock purchase plan	590,959	1	2,495	—	—	2,496
Net loss	—	—	—	(327,265)	—	(327,265)
Net unrealized gain on available-for-sale investments	—	—	—	—	8,971	8,971
Balance — December 31, 2023	168,642,238	$169	$2,075,252	$(1,562,233)	$(955)	$512,233
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
		(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(327,265)	$(340,414)	$(182,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	65,951	83,600	80,818
Depreciation and amortization	14,199	14,295	10,454
Net amortization/accretion on investment securities	(6,809)	2,891	6,955
Impairment of long-lived asset	13,245	—	—
Impairment of equity investment and equity method investment	7,000	—	—
Non-cash rent expense	642	2,433	2,611
Non-cash collaboration revenue - related party	(63)	(104)	(75,740)
Share of loss from equity method investments	10,672	12,883	4,090
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,086	2,517	3,199
Other long-term assets	(1,455)	(3,334)	(646)
Accounts payable	(7,502)	4,868	(767)
Accrued and other current liabilities	(6,820)	1,749	3,652
Deferred revenue	(3)	(21)	(38,297)
Other long-term liabilities	(611)	(1,882)	910
Net cash used in operating activities	(237,733)	(220,519)	(184,812)
Cash flows from investing activities:
Purchases of property and equipment	(1,516)	(5,191)	(21,446)
Purchase of stock in equity method investment	—	—	(17,710)
Proceeds from sales of investments	5,623	—	—
Proceeds from maturities of investments	597,811	359,459	728,394
Purchase of investments	(438,629)	(248,109)	(525,583)
Net cash provided by (used in) investing activities	163,289	106,159	163,655
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	91,112	—	—
Proceeds from issuance of common stock and upon exercise of stock options	2,087	489	8,346
Proceeds from issuance of common stock under the employee stock purchase plan	2,496	2,461	3,617
Net cash provided by financing activities	95,695	2,950	11,963
Net increase (decrease) in cash, cash equivalents and restricted cash	21,251	(111,410)	(9,194)
Cash, cash equivalents and restricted cash — beginning of period	72,196	183,606	192,800
Cash, cash equivalents and restricted cash — end of period	$93,447	$72,196	$183,606
Non-cash operating, investing and financing activities:
Right-of-use asset obtained in exchange for lease liability	$—	$31,361	$20,079
Property and equipment purchases in accounts payable and accrued and other current liabilities	$—	$678	$1,725
Capitalized cloud computing costs included in accounts payable and accrued and other current liabilities	$—	$415	$—
Non-cash deferred revenue and other long-term liabilities	$3,094	$3,157	$3,260
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(12,049)	$(9,540)	$(6,013)
Cash received for amounts related to tenant improvement allowances from lessors	$—	$325	$1,111
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
Public Offerings

In November 2019, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended on November 2, 2022 and November 2, 2023, under which the Company may from time to time issue and sell shares of its common stock through Cowen in at-the-market (ATM) offerings. The aggregate compensation payable to Cowen as the Company's sales agent equals up to 3.0% of the gross sales price of the shares sold through Cowen pursuant to the sales agreement. During the year ended December 31, 2020, the Company sold an aggregate of 848,663 shares of common stock in ATM offerings resulting in net proceeds of $26.2 million. During the year ended December 31, 2023, the Company sold an aggregate of 20,894,565 shares of common stock in ATM offerings resulting in net proceeds of $91.1 million. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement.
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
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company had cash, cash equivalents and investments of $448.7 million as of December 31, 2023. Since inception through December 31, 2023, the Company has incurred cumulative net losses of $1,562.2 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
Restatement of financial statements

As described further in Note 6 and Note 8, on December 14, 2020, the Company entered into an Exclusive License Agreement (License Agreement) with Allogene Overland Biopharm (CY) Limited (Allogene Overland), a joint venture established by the Company and Overland Pharmaceuticals (CY) Inc. (Overland) pursuant to a Share Purchase Agreement

(Share Purchase Agreement), dated December 14, 2020, for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore, which resulted in the Company acquiring shares of Allogene Overland’s Seed Preferred Stock (Seed Preferred Shares) representing a 49% ownership interest in exchange for entering into a License Agreement.

In 2023, the Company re-evaluated its application of ASC Topic 606, Revenue from Contracts with Customers (ASC 606) and ASC Topic 323, Investments - Equity Method and Joint ventures (ASC 323) to its License Agreement and Share Purchase Agreement with Allogene Overland. Upon reassessment, the Company has determined the 49% of Allogene Overland's outstanding Seed Preferred Shares received as a partial consideration for the License Agreement should be initially measured at fair value of $79.0 million rather than the zero carryover basis originally attributed to the Seed Preferred Shares. The initial transaction price to determine revenue related to the License Agreement was revised to include the fair value of the Seed Preferred Shares of $79.0 million and was allocated to the identified performance obligations based on their estimated standalone selling price. Additional revisions were made in the year ended December 31, 2020 whereby, on the date when the Seed Preferred Shares were received, the Company recorded as "Other expenses" in its consolidated statements of operations and comprehensive loss the basis difference of $67.5 million between the fair value of the Seed Preferred Shares of $79.0 million and the amount of the Company's underlying equity in net assets of Allogene Overland of $11.5 million and reduced the carrying value of the Seed Preferred Shares to $11.5 million. In the year ended December 31, 2021, the collaboration revenue increased by $75.6 million and the remaining transaction price of $3.4 million will impact subsequent future periods when related performance obligations are satisfied. Further, the Company recorded its share of net losses of Allogene Overland in each reporting period and reduced the carrying value of the Seed Preferred Shares. Refer to the Impact of restatement section below which describes detailed impact of the restatement for all the periods presented.
The error resulted in an understatement of collaboration revenue and other expenses in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021 and 2020, and an understatement of deferred revenue and equity method investment in the consolidated balance sheets as of December 31, 2022 and 2021. These annual periods were restated in the Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the SEC) on March 14, 2024.

The consolidated financial statements (as restated) also include adjustments to correct certain other previously identified misstatements relating to prior periods that the Company had determined to be immaterial, both individually and in aggregate, with a decrease in other expenses of $0.7 million for the year ended December 31, 2021 and an increase in other expenses of $2.0 million for the year ended December 31, 2022 in the consolidated statements of operations and comprehensive loss.
Impact of restatement
See below for reconciliation from the previously reported to the restated amounts in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021, and in the consolidated balance sheets as of December 31, 2022. The previously reported amounts were derived from the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023 (Original Report). These amounts are labeled as "As Previously Reported" in the tables below. The amounts labeled "Restatement Adjustment" represent the effects of this restatement described above.
The following presents a reconciliation of the impacted financial statement line items as previously reported to the restated amounts as of December 31, 2022, and for the years ended December 31, 2022 and 2021 (in thousands, except share and per share data):

	December 31, 2022
Consolidated Balance Sheets	As previously Reported	Restatement Adjustment	As Restated
Equity method investment	$12,817	$4,500	$17,317
Total assets	817,079	4,500	821,579
Deferred revenue	885	(790)	95
Total current liabilities	54,518	(790)	53,728
Other long-term liabilities	1,569	4,278	5,847
Total liabilities	151,209	3,488	154,697
Accumulated deficit	(1,235,980)	1,012	(1,234,968)
Total stockholders' equity	665,870	1,012	666,882
Total liabilities and stockholders' equity	817,079	4,500	821,579

	Year ended December 31, 2022			Year ended December 31, 2021
Consolidated Statements of Operations and Comprehensive Loss	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Collaboration revenue - related party	$243	$(87)	$156	$38,489	$75,600	$114,089
Operating expenses:
Research and development	256,387	—	256,387	220,176	—	220,176
General and administrative	79,305	—	79,305	74,105	—	74,105
Total operating expenses	335,692	—	335,692	294,281	—	294,281
Loss from operations	(335,449)	(87)	(335,536)	(255,792)	75,600	(180,192)
Other income (expense), net:
Interest and other income, net	4,566	—	4,566	1,714	—	1,714
Other expenses	(1,749)	(7,695)	(9,444)	(2,927)	(646)	(3,573)
Total other income (expense), net	2,817	(7,695)	(4,878)	(1,213)	(646)	(1,859)
Net loss	(332,632)	(7,782)	(340,414)	(257,005)	74,954	(182,051)
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments, net of tax	(7,359)	—	(7,359)	(2,835)	—	(2,835)
Net comprehensive loss	(339,991)	(7,782)	(347,773)	(259,840)	74,954	(184,886)
Net loss per share, basic and diluted	(2.32)		(2.38)	(1.89)		(1.34)
Weighted-average number of shares used in computing net loss per share, basic and diluted	143,147,165		143,147,165	135,820,386		135,820,386

	Year ended December 31, 2022			Year ended December 31, 2021
Consolidated Statements of Stockholders' Equity	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Net Loss	$(332,632)	$(7,782)	$(340,414)	$(257,005)	$74,954	$(182,051)
Accumulated Deficit	(1,235,980)	1,012	(1,234,968)	(903,348)	8,794	(894,554)
Total stockholders' equity	665,870	1,012	666,882	916,406	8,794	925,200

	Year ended December 31, 2022			Year ended December 31, 2021
Consolidated Statements of Cash Flow	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Net Loss	$(332,632)	$(7,782)	$(340,414)	$(257,005)	$74,954	$(182,051)
Non-cash collaboration revenue - related party	—	(104)	(104)	—	(75,740)	(75,740)
Share of losses from equity method investments	5,188	7,695	12,883	3,444	646	4,090
Changes in operating assets and liabilities:
Deferred revenue	462	(483)	(21)	(38,569)	272	(38,297)
Other long-term liabilities	(2,556)	674	(1,882)	1,042	(132)	910
Net cash used in operating activities	(220,519)	—	(220,519)	(184,812)	—	(184,812)
The remainder of the notes to the Company's consolidated financial statements have been updated and restated, as applicable, to reflect the impacts from the restatement discussed above.
Included in Note 15 of these consolidated financial statements is the impact of restatement on previously issued (i) unaudited condensed balance sheets as of March 31, 2023 and 2022, June 30, 2023 and 2022 and September 30, 2023 and 2022, (ii) unaudited condensed statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, three and six months ended June 30, 2023 and 2022, and three and nine months ended September 30, 2023 and 2022, (iii) unaudited condensed statements of cash flows for the three months ended March 31, 2023 and 2022, six months ended June 30, 2023 and 2022 and nine months ended September 30, 2023 and 2022, in each of the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023.
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
The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, commercial paper, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. The accounts are monitored by management and management believes that the financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2023 and 2022, the Company has not experienced any significant credit losses in such accounts or investments.
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
The Company adopted Accounting Standards Update ("ASU") No. 2018-15, Intangibles – Goodwill and other – Internal-Use Software (Subtopic 350-40) on January 1, 2020 on a prospective basis. The Company capitalizes implementation costs associated with internal use cloud computing arrangements in alignment with ASC 350-40 internal-use software. Costs incurred in preliminary project stage and post implementation stage are expensed as incurred. Costs incurred during the application development stage of implementation are capitalized in other long-term assets on the consolidated balance sheet. Capitalized implementation costs from cloud computing arrangements are amortized over the term of the cloud-based service arrangement.
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
Stock-Based Compensation
The Company measures its stock-based awards granted to employees, consultants and directors based on the estimated fair values of the awards and recognizes the compensation over the requisite service period. The Company uses the Black-Scholes option-pricing model, the lattice option pricing model or Monte Carlo simulation to estimate the fair value of its stock-based awards. Stock-based compensation is recognized using the straight-line method. As the stock compensation expense is based on awards ultimately expected to vest, it is reduced by forfeitures. The Company accounts for forfeitures as they occur.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. For the years ended December 31, 2023, 2022 and 2021 this was comprised of unrealized gains and losses, net of tax, on the Company’s investments.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. The long-lived assets recoverability test is performed at the asset group level, i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If this test indicates that the carrying amount of the asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of an asset group exceeds its fair value. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset shall not be reduced below its fair value. The Company recorded long-lived assets impairment loss of $13.2 million for the year ended December 31, 2023 (see Note 5). There were no long-lived assets impairment losses recorded for the years ended December 31, 2022 and December 31, 2021.
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
For elements of those arrangements that the Company determines should be accounted for under ASC 606, the Company assesses which activities in the collaboration agreements are performance obligations that should be accounted for separately and determines the transaction price of the arrangement, which includes the assessment of the probability of achievement of future milestones and other potential consideration. A performance obligation represents a promise in a contract to transfer a distinct good or service to a customer, which represents a unit of accounting in accordance with ASC 606. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once the Company has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. A portion of the consideration should be allocated to each distinct performance obligation. The total consideration which the Company expects to collect in exchange for the Company’s products is an estimate and may be fixed or variable. The Company constrains the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The transaction price is re-evaluated, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The allocation of the transaction price is performed based on standalone selling prices, which are based on estimated amounts that the Company would charge for a performance obligation if it were sold separately. Revenue is recognized when, or as, performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers. Funds received in advance are recorded as deferred revenue and are recognized as the related performance obligation is satisfied.
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
Recent Accounting Pronouncements Not Yet Adopted
In September 2023, the FASB issued Accounting Standard Update No. 2023-09, Income taxes (Topic 740), Improvement to income tax disclosures, which requires to disclose some additional information in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
There were no Level 3 assets or liabilities at December 31, 2023 or 2022.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2023 are presented in the following table:

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds ¹	$78,536	$—	$—	$78,536
Corporate bonds	—	97,166	—	97,166
U.S. treasury securities	229,516	—	—	229,516
U.S. agency securities	—	38,860	—	38,860
Total financial assets	$308,052	$136,026	$—	$444,078
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
There were no transfers of assets between the fair value measurement levels during the years ended December 31, 2023 or 2022.
Note 4. Investments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of December 31, 2023 are presented in the following table:

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$78,536	$—	$—	$78,536
Corporate bonds	97,265	113	(212)	97,166
U.S. treasury securities	229,563	132	(179)	229,516
U.S. agency securities	39,225	—	(365)	38,860
Total cash equivalents and investments	$444,589	$245	$(756)	$444,078

Classified as:
Cash equivalents				$78,536
Short-term investments				365,542
Long-term investments				—
Total cash equivalents, and investments				$444,078
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

The fair values of available-for-sale debt investments by contractual maturity as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
	(in thousands)
Due in 1 year or less	$365,542	$456,497
Due in 1 - 2 years	—	59,151
Due in 3 years	—	—
Instruments not due at a single maturity date	78,536	10,679
Total cash equivalents and investments	$444,078	$526,327
As of December 31, 2023 and 2022, the remaining contractual maturities of available-for-sale securities were one year and less. Realized losses on available-for-sale securities for the year ended December 31, 2023 were $1.0 million. There were no significant realized losses on available-for-sale securities for the years ended December 31, 2022 and 2021. As of December 31, 2023 and 2022, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of December 31, 2023 and 2022, securities with a fair value of $48.4 million and $329.4 million, respectively, were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
As of December 31, 2023 and 2022, the Company recognized $1.7 million and $1.8 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the consolidated balance sheets.
Note 5. Balance Sheet Components
Property and Equipment, Net

	December 31,
	2023	2022
	(in thousands)
Leasehold improvements	$108,621	$108,550
Laboratory equipment	33,157	32,601
Computer equipment and purchased software	4,663	4,533
Furniture and fixtures	4,121	4,012
Construction in progress	—	28
Total	150,562	149,724
Less: accumulated depreciation	(51,084)	(36,885)
Total property and equipment, net	$99,478	$112,839
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $14.2 million, $14.3 million and $10.5 million, respectively. Disposals of property and equipment were less than $0.1 million for the years ended December 31, 2023 and 2022. Disposals of property and equipment were zero for the year ended December 31, 2021.
To date, the Company has not recorded any impairment loss on its Property and Equipment. The Company continues to monitor its long-lived assets, including Property and Equipment, for events or changes in circumstances which indicate that the carrying amount of its long-lived assets may not be recoverable.
In December 2023, the Company made a decision to sublease one of its leased buildings in South San Francisco. The Company vacated and ceased occupancy of this building in December 2023 and currently the Company is actively marketing the leased building for sublease. The Company determined that the change in how this property is being used could indicate impairment. The Company has determined it operates in a single operating segment and has one reportable segment. The Company identified two asset groups for purposes of long-lived asset impairment assessment: to be sublet property and remaining operating segment. The Company concluded that the carrying value of the sublet property asset group was not recoverable and the estimated fair value of this asset group was below its carrying value. The lower fair value of the sublet property asset group was mainly due to the lower estimated sublease income compared to the lease payments in accordance with the initial operating lease agreement and higher discount rate. The Company applied a discounted cash flow method to estimate fair value of its right-of-use asset. It represents level 3 non-recurring fair value measurement. Based on this analysis, the Company concluded the fair value of the right-of-use asset of $13.8 million was lower than its net book value of $27.0 million. The key inputs to this valuation were expected sublease rental income of $22.7 million through March 31, 2032 and annual discount rate of 9%. The Company recognized pre-tax long-lived asset impairment charge of $13.2 million on the right-of-use asset.
Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2023	2022
	(in thousands)
Accrued compensation and related benefits	$12,665	$17,935
Accrued research and development expenses	9,315	11,790
Accrued lease liability	6,775	6,002
Unvested shares liability	532	1,898
Other	1,809	2,118
Total accrued and other current liabilities	$31,096	$39,743

Note 6. License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product, to the extent Servier has commercial rights to such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the years ended December 31, 2023, 2022 and 2021.
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
Pursuant to the Cellectis Agreement, Cellectis granted to the Company an exclusive, worldwide, royalty-bearing license, on a target-by-target basis, with sublicensing rights under certain conditions, under certain of Cellectis’ intellectual property, including its TALEN and electroporation technology, to make, use, sell, import, and otherwise exploit and commercialize CAR T products directed at certain targets, including BCMA, CD70, Claudin 18.2, DLL3 and FLT3 (the Allogene Targets), for human oncologic therapeutic, diagnostic, prophylactic and prognostic purposes. In addition, certain Cellectis intellectual property rights granted by Cellectis to the Company and to Servier pursuant to the Exclusive License and Collaboration Agreement by and between Servier and Pfizer, dated October 30, 2016, which Pfizer assigned to the Company in April 2018, will survive the termination of the Original Cellectis Agreement.
Pursuant to the Cellectis Agreement, the Company granted Cellectis a non-exclusive, worldwide, royalty-free, perpetual and irrevocable license, with sublicensing rights under certain conditions, under certain of the Company's intellectual property, to make, use, sell, import and otherwise commercialize CAR T products directed at certain targets (the Cellectis Targets).
The Cellectis Agreement provides for development and sales milestone payments by the Company of up to $185.0 million per product that is directed against an Allogene Target, with aggregate potential development and sales milestone payments totaling up to $2.8 billion. Cellectis is also eligible to receive tiered royalties on annual worldwide net sales of any products that are commercialized by the Company that contain or incorporate, are made using or are claimed or covered by, Cellectis intellectual property licensed to the Company under the Cellectis Agreement (the Allogene Products), at rates in the high single-digit percentages. Such royalties may be reduced, on a licensed product-by-licensed product and country-by-country basis, for generic entry and for payments due under licenses of third-party patents. Pursuant to the Cellectis Agreement, and subject to certain exceptions, the Company is required to indemnify Cellectis against all thirdparty claims related to the development, manufacturing, commercialization or use of any Allogene Product or arising out of the Company’s material breach of the representations, warranties or covenants set forth in the Cellectis Agreement, and Cellectis is required, subject to certain exceptions, to indemnify the Company against all third party claims related to the development, manufacturing, commercialization or use of CAR T products directed at Cellectis Targets or arising out of Cellectis’ material breach of the representations, warranties or covenants set forth in the Cellectis Agreement.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses in the consolidated statement of operations. For the years ended December 31, 2023 and 2022, zero clinical development milestones were achieved. For the year ended December 31, 2021, $10.0 million of costs were incurred related to the achievement of clinical development milestones under this agreement.

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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42.0 million and €70.5 million ($77.8 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States upon Servier’s election not to pursue such rights.
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
For the years ended December 31, 2023, 2022 and 2021, the Company recorded zero , $19.9 million, and $17.1 million, respectively, of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. As of December 31, 2023 and 2022, amounts due from Servier of zero and $1.5 million, respectively, were recorded in other current assets in the accompanying consolidated balance sheets. For the year ended December 31, 2022, $8.0 million in costs were incurred related to the achievement of a clinical development milestone under the Servier Agreement. Zero clinical development milestones were achieved for the years ended December 31, 2023 and 2021.
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
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. The Company recognized a research and development expense of $10 million during the year ended December 31, 2019 as the license had no foreseeable alternative future use. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, an Allogene representative serves on the Notch Board of Directors. In February 2021, the Company made an additional $15.9 million investment in Notch's Series A preferred stock. In October 2021, the Company made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, the Company's share in Notch was 23.0% on a voting interest basis. The Company did not have a controlling interest in Notch as of December 31, 2023, and continued to account for its investment in Notch as an equity method investment.
Under the Notch Agreement, Notch will be eligible to receive up to $7.3 million upon achieving certain agreed research milestones, up to $4.0 million per exclusive target upon achieving certain pre-clinical development milestones, and up to $283.0 million per exclusive target and cell type (i.e., T cell or NK cell) upon achieving certain clinical, regulatory and commercial milestones. Notch is also entitled to receive tiered royalties in the mid to high single digit range on Allogene’s sales of licensed products, subject to certain reductions, for a term, on a country-by-country and product-by-product basis, commencing on first commercial sale of such product in such country and continuing until the latest of (i) the date upon which there is no valid claim of the licensed patents in such country of sale that covers such product, (ii) the expiration of applicable data or other regulatory exclusivity in such country of sale or (iii) a defined period from the first commercial sale of such product in such country.

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
For the years ended December 31, 2023, 2022, and 2021, the Company recorded $1.8 million, $3.8 million, and $4.3 million, respectively, in collaboration costs as research and development expenses. For the year ended December 31, 2021, $0.3 million in costs were incurred related to the achievement of a research milestone under this agreement. Zero milestones were achieved for the years ended December 31, 2023 and 2022. For the year ended December 31, 2023, the Company recorded $3.0 million in other expenses as impairment loss on its equity method investment in Notch. Zero impairment loss was recorded for the years ended December 31, 2022 and 2021.
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
Under the terms of the agreement, the Company has committed up to $15.0 million of funding for the duration of the agreement. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance. The Company made an upfront payment of $3.0 million to MD Anderson in the year ended December 31, 2020 and made an additional upfront payment of $3.0 million to MD Anderson in the year ended December 31, 2023. The Company is obligated to make further payments to MD Anderson each year upon the anniversary of the agreement effective date through the duration of the agreement term. These costs are expensed to research and development as MD Anderson renders the services under the strategic alliance.
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
For the years ended December 31, 2023, 2022, and 2021, the Company recorded $0.9 million, $1.4 million, and $1.0 million, respectively, in collaboration costs under this agreement as research and development expenses.
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
Pursuant to the Share Purchase Agreement, the Company acquired Seed Preferred Shares in Allogene Overland representing 49% of Allogene Overland's outstanding stock as partial consideration for the License Agreement, and Overland acquired Seed Preferred Shares representing 51% of Allogene Overland's outstanding stock for $117.0 million in upfront and certain quarterly cash payments, to support operations of Allogene Overland. As of December 31, 2023, the Company and Overland are the sole equity holders in Allogene Overland. The Company received $40 million from Allogene Overland as partial consideration for the License Agreement.
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
In order to determine the transaction price, the Company evaluated all the consideration to be received over the duration of the contract. Fixed consideration exists in the form of the upfront payment and Seed Preferred Shares in Allogene Overland. Regulatory milestones and royalties were considered variable consideration. The Company constrains the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. Milestone fees were constrained and not included in the transaction price due to the uncertainties of research and development. The Company re-evaluates the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
The Company determined that the initial transaction price consists of the upfront payment of $40.0 million and noncash consideration of $79.0 million received in the form of the shares of Seed Preferred Stock. The allocation of the transaction price is performed based on standalone selling prices, which are based on estimated amounts that the Company would charge for a performance obligation if it were sold separately. The initial transaction price of $119.0 million was allocated as follows: (i) $114.0 million to the license of intellectual property and know-how, which was recognized upon grant of license and delivery of know-how in the consolidated financial statements for the year ended December 31, 2021 when the know-how was delivered; (ii) $2.3 million to the manufacturing license, related know-how and support, which will be recognized as services are delivered; (iii) $2.1 million to the know-how developed in future periods, which will be recognized as services are delivered, and (iv) $0.6 million to participation in the joint steering committee, which will be recognized over time as the services are delivered. Funds received in advance are recorded as deferred revenue and will be recognized as the performance obligations are satisfied.
The Company has determined that Allogene Overland is a variable interest entity as of December 31, 2023 and 2022, respectively. The Company does not have the power to direct the activities which most significantly affect Allogene Overland's economic performance. Accordingly, for the years ended December 31, 2023 and 2022, the Company did not consolidate Allogene Overland because the Company determined that it was not the primary beneficiary. The Company's total equity investment in Allogene Overland as of December 31, 2023 and 2022 was zero and $4.5 million, respectively (see Note 8).
For the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.1 million, $0.2 million and $114.1 million, respectively, of collaboration revenue, primarily related to support services and the delivery of a performance obligation consisting of a license of intellectual property and related know-how which was delivered in the first quarter of 2021. For the year ended December 31, 2022, the Company recorded $0.7 million of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses. For the years ended December 31, 2023 and 2021, the Company recorded zero net cost recoveries.
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
For the years ended December 31, 2023 and 2022, the Company recorded $1.8 million and $5.0 million, respectively, in research and development expenses related to the upfront payment and collaboration costs. For the years ended December 31, 2023 and 2022, the Company recorded $0.4 million and zero, respectively, in research and development expenses related to the achievement of a milestone under the Antion Collaboration and License Agreement. For the year ended December 31, 2023 and 2022, the Company recorded $4.0 million and zero, respectively, in other expenses as impairment loss on its equity investment in Antion.
As of December 31, 2023 and 2022, research and development expenses recorded in accrued and other liabilities relating to Antion were zero and $0.5 million, respectively. As of December 31, 2023 and 2022, the Company's total equity investment in Antion was zero and $3.0 million, respectively, and is recognized in other long-term assets in the consolidated balance sheets.
Note 7. Commitments and Contingencies
Leases
In August 2018, the Company entered into an operating lease agreement (HQ Lease) for new office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. The lease term was 127 months beginning August 2018 through February 2029 with an option to extend the term for 7 years which was not reasonably assured of exercise. The Company has made certain tenant improvements, including the addition of laboratory space, and has received $5.0 million of tenant improvement allowances up to December 31, 2023. The rent payments began on March 1, 2019 after an abatement period. In December 2021, the Company amended its lease agreement to lease an additional 47,566 square feet of office and laboratory space in South San Francisco, California, as part of the same building as the Company’s current headquarters. The lease term commenced in April 2022 and is for a period of 120 months. The rent payments for the expansion premises began in August 2022 after an abatement period. The lease term for the existing premises was also extended and the lease for both the existing and expansion premises will expire on March 31, 2032 with an option to extend the term for 8 years which is not reasonably assured of exercise.
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
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the consolidated balance sheet. Restricted cash related to letters of credit due to landlords was $6.0 million as of December 31, 2023 and 2022.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating lease liabilities
Current portion included in accrued and other current liabilities	$6,775	$6,002
Long-term portion of lease liabilities	88,346	95,122
Total operating lease liabilities	$95,121	$101,124
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$12,711	$11,664	$7,513
Variable lease cost	3,102	2,139	1,629
Total lease costs	$15,813	$13,803	$9,142
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2023 was $12.0 million and was included in net cash used in operating activities in the Company's consolidated statements of cash flows.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of December 31, 2023 is as follows:

Year ending December 31:	(in thousands)
2024	$12,447
2025	12,627
2026	12,819
2027	13,257
2028 and thereafter	77,234
Total undiscounted lease payments	128,384
Less: Present value adjustment	(33,263)
Total	$95,121
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.22%. As of December 31, 2023, the weighted average remaining lease term for our operating leases is 9.03 years.
The Company did not incur any significant rent expense for short-term leases for the years ended December 31, 2023, 2022 and 2021, respectively.
Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement. At the inception of such leases, the Company records an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. To determine the fair value of the obligation, the Company estimates the cost for a third-party to perform the restoration work. In subsequent periods, for each asset retirement obligation, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciate each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. Asset retirement obligations were $0.6 million as of December 31, 2023 and 2022.

Other Commitments
Solar Power Purchase and Energy Services Agreement
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the consolidated balance sheets as of December 31, 2023 and 2022.
License Agreements for Intellectual Property
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of December 31, 2023.
Purchase Commitments
In the normal course of business, the Company enters into various purchase commitments with third-party contract manufacturers for the manufacture and processing of our product candidates and related raw materials, and the Company has entered into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of December 31, 2023, the Company had non-cancellable purchase commitments of $2.1 million.
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
The Company’s total equity investment in Notch as of December 31, 2023 and 2022 was $3.6 million and $12.8 million, respectively, and the Company accounted for the investment using the equity method of accounting. During the years ended December 31, 2023, 2022 and 2021, the Company recognized its share of Notch's net loss of $6.2 million, $7.2 million and $2.7 million, respectively, under the other expenses caption within the consolidated statement of operations. For the year ended December 31, 2023, the Company recorded $3.0 million in other expenses as impairment loss on its equity method investment in Notch. Zero impairment loss was recorded for the years ended December 31, 2022 and 2021.
Allogene Overland Biopharm (CY) Limited
In conjunction with the execution of the License Agreement with Allogene Overland (see Note 6), the Company also entered into the Share Purchase Agreement and a Shareholders' Agreement with the joint venture company acquiring shares of Allogene Overland’s Seed Preferred Stock representing a 49% ownership interest in exchange for entering into a License Agreement.
The Company's total equity investment in Allogene Overland as of December 31, 2023 and 2022 was zero and $4.5 million, respectively, and the Company accounted for the investment using the equity method of accounting. During the years ended December 31, 2023, 2022 and 2021, the Company recognized its share of Allogene Overland's net loss of $4.5 million, $5.7 million, and $1.3 million, respectively, under the other expenses caption within the consolidated statement of operations.
Note 9. Stockholders’ Equity
Preferred Stock
Pursuant to the Amended and Restated Certificate of Incorporation filed on October 15, 2018, as amended, the Company is authorized to issue a total of 10,000,000 shares of preferred stock, of which no shares were issued and outstanding at December 31, 2023 and 2022.
Common Stock
Pursuant to the Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 17, 2022, the Company is authorized to issue a total of 400,000,000 shares of common stock, of which 168,642,238 and 144,438,304 shares were issued and outstanding at December 31, 2023 and 2022, respectively.
Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2023 and 2022, no dividends on common stock had been declared by the Company’s Board of Directors.
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
As of December 31, 2023 and 2022, there were 6,468,650 and 12,932,861 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
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
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2022	17,569,575	$12.90	7.73	$6,658
Options granted	10,315,270	4.94
Options exercised	(850,396)	2.45		$2,334
Options forfeited	(5,221,503)	11.31
Balance, December 31, 2023	21,812,946	$9.93	7.53	$662
Exercisable, December 31, 2023	18,687,724	$9.98	7.56	$639
Vested and expected to vest, December 31, 2023	21,812,946	$9.93	7.53	$662
The aggregate intrinsic values of options exercised, outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2023. The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $2.3 million, $1.9 million and $21.9 million, respectively. During the years ended December 31, 2023, 2022 and 2021, the estimated weighted-average grant-date fair value of employee options granted was $3.33 per share, $9.97 per share and $18.79 per share, respectively. As of December 31, 2023 and 2022, there was $58.1 million and $83.2 million, respectively, of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.42 years and 2.70 years, respectively.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2023	2022
Fair value of common stock	$2.72 - $7.23	$7.08 - $17.28
Expected term in years	5.27 - 6.08	5.25 - 6.08
Expected volatility	73.18% - 74.10%	70.82% - 73.39%
Expected risk-free interest rate	3.45% - 4.61%	1.61% - 4.12%
Expected dividend	0%	0%

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
For the years ended December 31, 2023, 2022 and 2021, total stock-based compensation expense related to stock options was $34.4 million, $42.2 million and $38.2 million, respectively.
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2022	5,493,406	$16.86	1.54	$34,554
Granted	12,119,645	4.55	1.79
Vested	(1,905,294)	17.47
Forfeited	(3,527,286)	9.39
Unvested December 31, 2023	12,180,471	$6.68	2.00	$39,099
Vested and expected to vest, December 31, 2023	12,180,471	$6.68	2.00	$39,099
For the year ended December 31, 2023, the Company granted 3,264,750 performance-based restricted stock units and 2,189,125 restricted stock units with a market condition to certain executive officers and other employees pursuant to the 2018

Plan. These awards are subject to the holders' continuous service to the Company through each applicable vesting event. Through December 31, 2023, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the year ended December 31, 2023. The Company recognized $2.2 million in stock-based compensation expense related to the restricted units with a market condition for the year ended December 31, 2023.
For the years ended December 31, 2023, 2022 and 2021, total stock-based compensation expense related to restricted stock units, performance based restricted stock units and restricted stock units with a market condition was $28.5 million, $34.3 million and $26.6 million, respectively. For the years ended December 31, 2023, 2022 and 2021, total fair value of vested restricted stock units, performance based restricted stock units and restricted stock units with a market condition as of their grant dates was $33.3 million, $32.8 million and $18.5 million, respectively. As of December 31, 2023 and 2022, there was $50.7 million and $70.5 million, respectively, of unrecognized stock-based compensation which is expected to be recognized over a weighted average period of 2.36 years and 2.55 years, respectively.
Employee Stock Purchase Plan
In October 2018, the stockholders approved the 2018 Employee Stock Purchase Plan (ESPP), which initially reserved 1,160,000 shares of the Company's common stock for employee purchases under terms and provisions established by the Board of Directors. Effective January 1, 2023 and 2022, the number of shares authorized under the ESPP for employee purchases increased by 1,444,383 and 1,426,230 shares respectively. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Under the current offering adopted pursuant to the ESPP, each offering period is approximately 24 months, which is generally divided into four purchase periods of approximately six months.
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
The fair values of the rights granted under the ESPP were calculated using the following assumptions:

Year ended December 31,
	2023	2022
Expected term (in years)	0.50 – 2.00	0.50 – 2.00
Volatility	67.32% - 85.05%	74.20% - 85.63%
Risk-free interest rate	4.05%-5.35%	0.86% - 3.88%
Dividend yield	—	—
For the years ended December 31, 2023, 2022 and 2021, total stock-based compensation expense related to ESPP was $3.1 million, $3.6 million and $2.3 million, respectively.
Founders’ Stock
In 2018, the Company’s founders agreed to modify their common shares outstanding to include vesting provisions that require continued service to the Company in order to vest in those shares. Stock-based compensation expense is recognized for shares of founders’ stock as vesting conditions are met. In relation to the modification, 24,230,750 shares of founders’ stock remained unvested at the modification date in April 2018. For the years ended December 31, 2022, and 2021, $3.4 million and $13.7 million of stock-based compensation expense was recognized related to the vesting of 1,514,424, and 6,057,695 shares, respectively, of founders' stock. At December 31, 2022, there was no unrecognized stock-based compensation expense. The weighted-average fair value at grant date for founders’ stock was $2.27 per share.
Stock-based compensation expense

For the years ended December 31, 2023, 2022 and 2021, the Company recorded $66.0 million, $83.6 million and $80.8 million, respectively, of stock-based compensation expense related to stock options, restricted stock units, employee stock purchase plans and vesting of the founders’ common stock as research and development and general and administrative expense in its consolidated statements of operations and comprehensive loss.
Early Exercised Options
The Company allows certain of its employees and its directors to exercise options granted under the Prior 2018 Plan and the 2018 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Company’s Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in accrued and other liabilities and other long-term liabilities for the noncurrent portion. The proceeds are reclassified to paid-in capital as the repurchase right lapses. During the years ended December 31, 2023 and 2022, no options were early exercised. As of December 31, 2023 and 2022, there was $0.5 million and $1.9 million, respectively, recorded in accrued and other liabilities and zero and $0.6 million, respectively, recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase. The underlying shares are shown as outstanding in the consolidated financial statements since the exercise date but the shares which are subject to future vesting conditions are not included in the calculation of earnings per share.
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
Collaboration Revenue and Equity Method Investment (As Restated)
In December 2020, the Company entered into the License Agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). The License Agreement was subsequently assigned to a wholly owned subsidiary of Allogene Overland, Allogene Overland HK. On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.1 million, $0.2 million and $114.1 million, respectively, of collaboration revenue under this arrangement.
For the year ended December 31, 2023, 2022 and 2021, the Company recorded zero, $0.7 million and $0.2 million, respectively, of net cost recoveries under the terms of the license agreement as a reduction to research and development expenses. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $4.5 million, $5.7 million and $1.3 million, respectively, of its share of Allogene Overland's net loss as other expenses (see Note 8).
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chair of the board of directors, and a director of the Company to provide various managerial, clinical development, administrative, accounting and financial services to the Company. The costs incurred for services provided under this agreement were $0.3 million, $0.7 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. In December 2023, the service agreement between the Company and Two River was terminated.
In August 2018, the Company entered into a consulting agreement with Bellco Capital LLC (Bellco). Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun, the Company's executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $38,583 per month in arrears commencing January 2021, and $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus and out-of-pocket expenses incurred under this consulting agreement were $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023 and 2022, amounts due to Bellco of $0.2 million and $0.3 million, respectively, were recorded in accrued and other current liabilities in the accompanying consolidated balance sheets.
Sublease Agreements
In December 2018, the Company entered into a sublease with Bellco for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. In November 2021, the sublease was extended to June 30, 2025. The sublease was amended, effective in July 2022, to move to a nearby location, with office space of 737 square feet. The Company’s executive chair, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco Capital Advisors Inc. The total right of use asset and associated liability recorded related to this related party lease was $0.1 million and $0.2 million at December 31, 2023 and 2022, respectively.
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
Note 12. 401(k) Plan
In April 2018, the Company began to sponsor a 401(k) retirement savings plan for the benefit of its employees. All employees are eligible to participate, provided they meet the requirements of the plan. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $2.5 million, $2.3 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 13. Income Taxes
The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.
The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.
Reconciliation of the benefit for income taxes calculated at the statutory rate to our benefit for income taxes is as follows:

	Year Ended December 31,
	2023	2022	2021
		(As Restated)	(As Restated)
	(in thousands)
Tax benefit at federal statutory rate	$(68,725)	$(71,487)	$(38,231)
State taxes, net of federal benefit	(21,610)	(40,642)	8,731
Stock-based compensation	11,132	8,619	4,534
Research tax credits	(3,873)	(4,274)	(2,942)
Change in valuation allowance	82,526	106,111	27,889
Other	550	1,673	19
Benefit for incomes taxes	$—	$—	$—
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2023	2022	2021
		(As Restated)	(As Restated)
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$211,124	$174,222	$144,133
Tax credit carryforwards	32,826	24,517	15,595
Intangibles	14,524	16,966	14,092
Accrued expenses	3,039	4,227	3,091
Lease liabilities	26,358	28,298	15,724
Stock based compensation	25,350	25,731	14,693
Investments	28,735	26,291	15,849
Capitalized R&D	73,492	41,273	—
Other	2,189	1,741	1,076
Total deferred tax assets	417,637	343,266	224,253
Deferred tax liabilities:
Fixed assets	—	—	(250)
Right of use leased assets	(17,652)	(23,392)	(12,478)
Other	(301)	(244)	(68)
Total deferred tax liabilities	(17,953)	(23,636)	(12,796)
Net deferred tax assets	399,684	319,630	211,457
Valuation allowance	(399,684)	(319,630)	(211,457)
Net deferred tax assets	$—	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $80.1 million, $108.2 million and $28.5 million during the years ended December 31, 2023, 2022 and 2021, respectively.
The following table sets forth the Company's federal and state NOL carryforwards and federal research and development tax credits as of December 31, 2023:

	Amount	Expiration
	(in thousands)
Net operating losses, federal	$707,797	Indefinite
Net operating losses, federal	$2	2037
Net operating losses, state	$895,132	2037-2043
Tax credits, federal	$26,383	2038-2043
Tax credits, state	$20,856	Indefinite
California Competes Tax credits, state	$9,000	2026 -2028
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
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance was effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption was permitted. The Company early adopted this standard as of January 1, 2020 on a prospective basis in accordance with ASC 250, Accounting Changes and Error Corrections. The adoption resulted in the Company no longer needing to determine the tax effect from unrealized gains on available for sale securities, which previously had been disclosed in the consolidated statement of operations as a benefit from income taxes. The impact of the adoption is that the benefit from income taxes in the consolidated statement of operations and comprehensive loss is zero. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a tax benefit of zero.
We apply the provisions of ASC Topic 740 to account for uncertain income tax positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2023	2022	2021
	(in thousands)
Balance at beginning of the year:	$14,570	$9,798	$6,161
Additions based on tax positions related to current year	4,325	4,772	3,637
Additions to tax position of prior year	—	—	—
Reductions to tax position of prior years	—	—	—
Lapse of the applicable statute of limitations	—	—	—
Balance at end of the year	$18,895	$14,570	$9,798
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of interest and other income, net, as necessary. As of December 31, 2023, 2022 and 2021, there were no accrued interest and penalties related to uncertain tax positions. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.  We are subject to examination by U.S. federal or state tax authorities for all years since inception.
Note 14. Net Loss and Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
		(As Restated)	(As Restated)
Numerator:
Net loss	$(327,265)	$(340,414)	$(182,051)
Denominator:
Weighted average common shares outstanding	156,931,778	143,147,165	135,820,386
Net loss per share, basic and diluted	$(2.09)	$(2.38)	$(1.34)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2023	2022	2021
Stock options to purchase common stock	21,812,946	17,569,575	10,239,167
Restricted stock units subject to vesting	12,180,471	5,493,406	4,261,108
Expected shares purchased under Employee Stock Purchase Plan	2,168,264	1,092,314	474,966
Founder shares subject to future vesting	—	—	1,514,424
Early exercised stock options subject to future vesting	29,180	138,841	720,321
Total	36,190,861	24,294,136	17,209,986

Note 15. Selected Quarterly Financial Data (Unaudited)
The following tables present selected quarterly financial data for 2023 and 2022 (in thousands, except share and per share data):

	March 31, 2023			March 31, 2022
Condensed Consolidated Balance Sheets	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$109,931	$—	$109,931	$84,514	$—	$84,514
Short-term investments	361,293	—	361,293	364,536	—	364,536
Prepaid expenses and other current assets	10,241	—	10,241	20,694	—	20,694
Total current assets	481,465	—	481,465	469,744	—	469,744
Long-term investments	42,788	—	42,788	284,093	—	284,093
Operating lease right-of-use asset	81,964	—	81,964	57,057	—	57,057
Property and equipment, net	109,849	—	109,849	120,200	—	120,200
Restricted cash	10,292	—	10,292	10,292	—	10,292
Other long-term assets	9,389	—	9,389	9,042	—	9,042
Equity method investments	11,124	3,257	14,381	14,204	13,459	27,663
Total assets	746,871	3,257	750,128	964,632	13,459	978,091
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	14,688	—	14,688	8,708	—	8,708
Accrued and other current liabilities	44,624	—	44,624	27,763	—	27,763
Deferred revenue	273	(187)	86	406	(259)	147
Total current liabilities	59,585	(187)	59,398	36,877	(259)	36,618
Lease liability, noncurrent	93,514	—	93,514	69,035	—	69,035
Other long-term liabilities	1,510	3,695	5,205	3,490	3,681	7,171
Total liabilities	154,609	3,509	158,118	109,402	3,421	112,823
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 authorized as of March 31, 2023 and March 31, 2022; no shares were issued and outstanding as of March 31, 2023 and March 31, 2022	—	—	—	—	—	—
Common stock, $0.001 par value: 400,000,000 and 200,000,000 shares authorized as of March 31, 2023 and March 31, 2022, respectively; 145,740,333 and 143,569,902 shares issued and outstanding as of March 31, 2023 and March 31, 2022, respectively	146	—	146	143	—	143
Additional paid-in capital	1,932,734	—	1,932,734	1,847,534	—	1,847,534
Accumulated deficit	(1,334,684)	(252)	(1,334,936)	(983,198)	10,037	(973,161)
Accumulated other comprehensive loss	(5,934)	—	(5,934)	(9,249)	—	(9,249)
Total stockholders’ equity (deficit)	592,262	(252)	592,010	855,230	10,037	865,267
Total liabilities and stockholders’ equity	746,871	3,257	750,128	964,632	13,459	978,091

	Three Months ended March 31, 2023			Three Months ended March 31, 2022
Condensed Consolidated Statements of Operations and Comprehensive Loss	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Collaboration revenue - related party	$52	$(22)	$30	$61	$(22)	$39
Operating expenses:
Research and development	80,238	—	80,238	60,156	—	60,156
General and administrative	18,884	—	18,884	19,897	—	19,897
Total operating expenses	99,122	—	99,122	80,053	—	80,053
Loss from operations	(99,070)	(22)	(99,092)	(79,992)	(22)	(80,014)
Other income (expense), net:
Interest and other income, net	2,059	—	2,059	492	—	492
Other expenses	(1,693)	(1,242)	(2,935)	(350)	1,265	915
Total other income (expense), net	366	(1,242)	(876)	142	1,265	1,407
Net loss	(98,704)	(1,264)	(99,968)	(79,850)	1,243	(78,607)
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments, net of tax	3,992	—	3,992	(6,682)	—	(6,682)
Net comprehensive loss	(94,712)	(1,264)	(95,976)	(86,532)	1,243	(85,289)
Net loss per share, basic and diluted	(0.68)		(0.69)	(0.56)		(0.56)
Weighted-average number of shares used in computing net loss per share, basic and diluted	144,563,829		144,563,829	141,356,306		141,356,306

	Three Months ended March 31, 2023			Three Months ended March 31, 2022
Condensed Consolidated Statements of Cash Flow	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Net Loss	$(98,704)	$(1,264)	$(99,968)	$(79,850)	$1,243	$(78,607)
Non-cash collaboration revenue - related party	—	(20)	(20)	—	(26)	(26)
Share of losses from equity method investments	1,693	1,242	2,935	3,800	(1,265)	2,535
Changes in operating assets and liabilities:
Deferred revenue	(612)	609	(3)	(17)	14	(3)
Other long-term liabilities	(59)	(567)	(626)	(635)	34	(601)
Net cash used in operating activities	(66,639)	—	(66,639)	(68,237)	—	(68,237)

	June 30, 2023			June 30, 2022
Condensed Consolidated Balance Sheets	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$154,758	$—	$154,758	$96,041	$—	$96,041
Short-term investments	337,204	—	337,204	394,451	—	394,451
Prepaid expenses and other current assets	10,139	—	10,139	22,536	—	22,536
Total current assets	502,101	—	502,101	513,028	—	513,028
Long-term investments	52,586	—	52,586	195,637	—	195,637
Operating lease right-of-use asset	80,314	—	80,314	86,837	—	86,837
Property and equipment, net	106,386	—	106,386	117,216	—	117,216
Restricted cash	10,292	—	10,292	10,292	—	10,292
Other long-term assets	9,382	—	9,382	8,938	—	8,938
Equity method investments	9,910	2,036	11,946	15,696	7,977	23,673
Total assets	770,971	2,036	773,007	947,644	7,977	955,621
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	10,229	—	10,229	9,713	—	9,713
Accrued and other current liabilities	44,263	—	44,263	34,360	—	34,360
Deferred revenue	229	(143)	86	836	(732)	104
Total current liabilities	54,721	(143)	54,578	44,909	(732)	44,177
Lease liability, noncurrent	91,821	—	91,821	98,232	—	98,232
Other long-term liabilities	1,523	3,674	5,197	2,554	4,175	6,729
Total liabilities	148,065	3,531	151,596	145,695	3,443	149,138
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 authorized as of June 30, 2023 and June 30, 2022; no shares were issued and outstanding as of June 30, 2023 and June 30, 2022	—	—	—	—	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of June 30, 2023 and June 30, 2022; 167,133,664 and 143,723,171 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	167	—	167	144	—	144
Additional paid-in capital	2,039,263	—	2,039,263	1,871,262	—	1,871,262
Accumulated deficit	(1,412,673)	(1,495)	(1,414,168)	(1,057,985)	4,534	(1,053,451)
Accumulated other comprehensive loss	(3,851)	—	(3,851)	(11,472)	—	(11,472)
Total stockholders’ equity (deficit)	622,906	(1,495)	621,411	801,949	4,534	806,483
Total liabilities and stockholders’ equity	770,971	2,036	773,007	947,644	7,977	955,621

	Three Months ended June 30, 2023			Three Months ended June 30, 2022
Condensed Consolidated Statements of Operations and Comprehensive Loss	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Collaboration revenue - related party	$44	$(22)	$22	$86	$(22)	$64
Operating expenses:
Research and development	62,038	—	62,038	57,171	—	57,171
General and administrative	18,524	—	18,524	19,509	—	19,509
Total operating expenses	80,562	—	80,562	76,680	—	76,680
Loss from operations	(80,518)	(22)	(80,540)	(76,594)	(22)	(76,616)
Other income (expense), net:
Interest and other income, net	3,778	—	3,778	315	—	315
Other expenses	(1,249)	(1,221)	(2,470)	1,492	(5,481)	(3,989)
Total other income (expense), net	2,529	(1,221)	1,308	1,807	(5,481)	(3,674)
Net loss	(77,989)	(1,243)	(79,232)	(74,787)	(5,503)	(80,290)
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments, net of tax	2,083	—	2,083	(2,223)	—	(2,223)
Net comprehensive loss	(75,906)	(1,243)	(77,149)	(77,010)	(5,503)	(82,513)
Net loss per share, basic and diluted	(0.53)		(0.54)	(0.52)		(0.56)
Weighted-average number of shares used in computing net loss per share, basic and diluted	146,795,826		146,795,826	143,385,045		143,385,045

	Six Months ended June 30, 2023			Six Months ended June 30, 2022
Condensed Consolidated Statements of Operations and Comprehensive Loss	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Collaboration revenue - related party	$96	$(44)	$52	$147	$(44)	$103
Operating expenses:
Research and development	142,276	—	142,276	117,327	—	117,327
General and administrative	37,408	—	37,408	39,406	—	39,406
Total operating expenses	179,684	—	179,684	156,733	—	156,733
Loss from operations	(179,588)	(44)	(179,632)	(156,586)	(44)	(156,630)
Other income (expense), net:
Interest and other income, net	5,837	—	5,837	807	—	807
Other expenses	(2,942)	(2,463)	(5,405)	1,142	(4,216)	(3,074)
Total other income (expense), net	2,895	(2,463)	432	1,949	(4,216)	(2,267)
Net loss	(176,693)	(2,507)	(179,200)	(154,637)	(4,260)	(158,897)
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments, net of tax	6,075	—	6,075	(8,905)	—	(8,905)
Net comprehensive loss	(170,618)	(2,507)	(173,125)	(163,542)	(4,260)	(167,802)
Net loss per share, basic and diluted	(1.21)		(1.23)	(1.09)		(1.12)
Weighted-average number of shares used in computing net loss per share, basic and diluted	145,685,993		145,685,993	142,376,280		142,376,280

	Six Months ended June 30, 2023			Six Months ended June 30, 2022
Condensed Consolidated Statements of Cash Flow	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Net Loss	$(176,693)	$(2,507)	$(179,200)	$(154,637)	$(4,260)	$(158,897)
Non-cash collaboration revenue - related party	—	(34)	(34)	—	(69)	(69)
Share of losses from equity method investments	2,907	2,463	5,370	2,309	4,216	6,525
Changes in operating assets and liabilities:
Deferred revenue	(656)	653	(3)	413	(430)	(17)
Other long-term liabilities	(46)	(575)	(621)	(1,571)	543	(1,028)
Net cash used in operating activities	(128,496)	—	(128,496)	(110,768)	—	(110,768)

	September 30, 2023			September 30, 2022
Condensed Consolidated Balance Sheets	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$69,246	$—	$69,246	$74,357	$—	$74,357
Short-term investments	396,259	—	396,259	477,872	—	477,872
Prepaid expenses and other current assets	7,949	—	7,949	16,832	—	16,832
Total current assets	473,454	—	473,454	569,061	—	569,061
Long-term investments	32,170	—	32,170	85,108	—	85,108
Operating lease right-of-use asset	78,643	—	78,643	85,245	—	85,245
Property and equipment, net	102,826	—	102,826	114,442	—	114,442
Restricted cash	10,292	—	10,292	10,292	—	10,292
Other long-term assets	9,576	—	9,576	9,378	—	9,378
Equity method investments	5,365	1,085	6,450	14,046	6,905	20,951
Total assets	712,326	1,085	713,411	887,572	6,905	894,477
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	6,205	—	6,205	11,045	—	11,045
Accrued and other current liabilities	31,195	—	31,195	36,938	—	36,938
Deferred revenue	236	(150)	86	889	(790)	99
Total current liabilities	37,636	(150)	37,486	48,872	(790)	48,082
Lease liability, noncurrent	90,102	—	90,102	96,706	—	96,706
Other long-term liabilities	1,486	3,702	5,188	2,033	4,255	6,288
Total liabilities	129,224	3,552	132,776	147,611	3,465	151,076
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 authorized as of September 30, 2023 and September 30, 2022; no shares were issued and outstanding as of September 30, 2023 and September 30, 2022	—	—	—	—	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of September 30, 2023 and September 30, 2022; 168,175,221 and 144,031,588 shares issued and outstanding as of September 30, 2023 and September 30, 2022, respectively	168	—	168	144	—	144
Additional paid-in capital	2,059,333	—	2,059,333	1,893,908	—	1,893,908
Accumulated deficit	(1,473,988)	(2,467)	(1,476,455)	(1,141,133)	3,440	(1,137,693)
Accumulated other comprehensive loss	(2,411)	—	(2,411)	(12,958)	—	(12,958)
Total stockholders’ equity (deficit)	583,102	(2,467)	580,635	739,961	3,440	743,401
Total liabilities and stockholders’ equity	712,326	1,085	713,411	887,572	6,905	894,477

	Three Months ended September 30, 2023			Three Months ended September 30, 2022
Condensed Consolidated Statements of Operations and Comprehensive Loss	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Collaboration revenue - related party	$43	$(21)	$22	$49	$(22)	$27
Operating expenses:
Research and development	45,977	—	45,977	63,641	—	63,641
General and administrative	17,041	—	17,041	18,897	—	18,897
Total operating expenses	63,018	—	63,018	82,538	—	82,538
Loss from operations	(62,975)	(21)	(62,996)	(82,489)	(22)	(82,511)
Other income (expense), net:
Interest and other income, net	6,205	—	6,205	1,002	—	1,002
Other expenses	(4,545)	(951)	(5,496)	(1,661)	(1,072)	(2,733)
Total other income (expense), net	1,660	(951)	709	(659)	(1,072)	(1,731)
Net loss	(61,315)	(972)	(62,287)	(83,148)	(1,094)	(84,242)
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments, net of tax	1,440	—	1,440	(1,486)	—	(1,486)
Net comprehensive loss	(59,875)	(972)	(60,847)	(84,634)	(1,094)	(85,728)
Net loss per share, basic and diluted	(0.37)		(0.37)	(0.58)		(0.59)
Weighted-average number of shares used in computing net loss per share, basic and diluted	167,649,010		167,649,010	143,661,721		143,661,721

	Nine Months ended September 30, 2023			Nine Months ended September 30, 2022
Condensed Consolidated Statements of Operations and Comprehensive Loss	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Collaboration revenue - related party	$139	$(65)	$74	$196	$(66)	$130
Operating expenses:
Research and development	188,253	—	188,253	180,968	—	180,968
General and administrative	54,449	—	54,449	58,303	—	58,303
Total operating expenses	242,702	—	242,702	239,271	—	239,271
Loss from operations	(242,563)	(65)	(242,628)	(239,075)	(66)	(239,141)
Other income (expense), net:
Interest and other income, net	12,042	—	12,042	1,809	—	1,809
Other expenses	(7,487)	(3,414)	(10,901)	(519)	(5,288)	(5,807)
Total other income (expense), net	4,555	(3,414)	1,141	1,290	(5,288)	(3,998)
Net loss	(238,008)	(3,479)	(241,487)	(237,785)	(5,354)	(243,139)
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments, net of tax	7,515	—	7,515	(10,391)	—	(10,391)
Net comprehensive loss	(230,493)	(3,479)	(233,972)	(248,176)	(5,354)	(253,530)
Net loss per share, basic and diluted	(1.55)		(1.58)	(1.67)		(1.70)
Weighted-average number of shares used in computing net loss per share, basic and diluted	153,087,449		153,087,449	142,809,469		142,809,469

	Nine Months ended September 30, 2023			Nine Months ended September 30, 2022
Condensed Consolidated Statements of Cash Flow	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Net Loss	$(238,008)	$(3,479)	$(241,487)	$(237,785)	$(5,354)	$(243,139)
Non-cash collaboration revenue - related party	—	(49)	(49)	—	(87)	(87)
Share of losses from equity method investments	7,452	3,414	10,866	3,959	5,288	9,247
Changes in operating assets and liabilities:
Deferred revenue	(649)	646	(3)	466	(485)	(19)
Other long-term liabilities	(83)	(532)	(615)	(2,092)	638	(1,454)
Net cash used in operating activities	(184,026)	—	(184,026)	(158,423)	—	(158,423)

Note 16. Subsequent Events

On January 3, 2024, the Company entered into a Strategic Collaboration Agreement (the Foresight Agreement) with Foresight Diagnostics, Inc. (Foresight Diagnostics). Pursuant to the Foresight Agreement, the parties have agreed to collaborate on a non-exclusive basis in the development of Foresight Diagnostics' minimal residual disease (MRD) assay as an in vitro diagnostic to identify the MRD+ patient population to be enrolled in the Company's planned ALPHA3 trial of cemacabtagene ansegedleucel (known as ALLO-501A), or cema-cel, for treatment of large B cell lymphoma. Under the Foresight Agreement, the Company has agreed to use its commercially reasonable efforts to obtain regulatory approval of cema-cel, and Foresight Diagnostics has agreed to use its commercially reasonable efforts to obtain regulatory approval of an MRD assay for use as an in vitro diagnostic with cema-cel. The Company has agreed to fund approximately $26.0 million in MRD assay development costs, milestone payments for regulatory submissions and assay utilization to process clinical samples.
On January 25, 2024, the Company entered into an Amended and Restated Collaboration and License Agreement (the Amended Notch Agreement) with Notch. The Amended Notch Agreement amends and restates the Notch Agreement, dated as of November 1, 2019. Under the Amended Notch Agreement, the Company has relinquished its exclusive rights to all original CAR targets (the Released Targets) except for one CAR target, and has agreed to limit its option right to only one additional CAR target. If the option is exercised, the Company will have a minimum funding commitment for the overall development program. If Notch subsequently out-licenses any of the Released Targets, the Company will be entitled to receive a percentage of upfront and/or milestone payments associated therewith up to a set cap, and will be entitled to a low, single-digit royalty on net sales of products containing a Released Target. In addition, with respect to the Company’s previous equity investments in Notch, the Amended Notch Agreement grants the Company certain anti-dilution protections up to certain limits for certain pre-IPO equity financings.
On January 4, 2024, the Company’s Board of Directors approved a reduction in the Company’s workforce of approximately 22% of the Company’s employees in connection with the Company’s pipeline prioritization and clinical development strategy. The reduction in workforce was substantially completed by the end of January 2024. The Company estimates that it will incur charges of approximately $2.9 million for severance payments and employee benefits, primarily in the first quarter of 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level.
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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, and as a result of the material weakness described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023.
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
As described in Note 1 of the Consolidated Financial Statements under the paragraph Restatement of Financial Statements, the Company re-evaluated its prior accounting for shares received in the License Agreement and Share Purchase Agreement entered into on December 14, 2020, with Allogene Overland. Upon reassessment, the Company has determined that the 49% of Allogene Overland's Seed Preferred Shares received as a partial consideration for the License Agreement should be initially measured at fair value. The Company identified a material weakness in the operation of internal controls over financial reporting with respect to the technical accounting analysis of significant non-routine transactions.
Remediation Measures

We have identified and begun to implement steps, as further described below, designed to remediate the foregoing material weakness. We will not consider the material weakness remediated until our controls are operational for a sufficient period of time and tested, enabling management to conclude that the controls are operating effectively.
To remediate this material weakness, we are in the process of improving the operation of our controls related to the technical accounting analysis of significant non-routine transactions which includes engaging third-party subject matter experts with significant relevant experience.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the sections headed “Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2024 (our Proxy Statement) and is incorporated in this Annual Report by reference.
Our Board of Directors consists of the following members:
Elizabeth Barrett, 61, has served as member of our Board since July 2021. Ms. Barrett is a director and President and Chief Executive Officer of UroGen Pharma Ltd. (“UroGen”), a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. At UroGen, Ms. Barrett spearheaded the 2020 approval of Jelmyto® for the treatment of low-grade upper tract urothelial carcinoma. Before joining UroGen, Ms. Barrett served as the Chief Executive Officer of Novartis Oncology, where she managed the development and launch of the autologous CAR T therapy Kymriah®, and as a member of the Executive Committee of Novartis Oncology from February 2018 to December 2018. Prior to that, Ms. Barrett served at Pfizer Inc. ("Pfizer") in various capacities, most recently as the Global President of Oncology, and before that as Pfizer’s Regional President of US Oncology Business Unit since March 2009. Prior to Pfizer, she was Vice President and General Manager of the Oncology.

Arie Belldegrun, M.D., 74, is a co-founder of Allogene and has served as Executive Chair of our Board since November 2017. From March 2014 until October 2017, Dr. Belldegrun served as the President and Chief Executive Officer of Kite Pharma, Inc. ("Kite") and as a director from June 2009 until October 2017. Dr. Belldegrun has served as Chair of UroGen since December 2012, Chair of Kronos Bio, Inc., since June 2017, and director of Ginkgo Bioworks, Inc., since September 2021. Dr. Belldegrun has also served on the boards of several private companies: Breakthrough Properties LLC and Breakthrough Services LLC since April 2019, ByHeart, Inc., since October 2019, and IconOVir Bio, Inc., since June 2020. Dr. Belldegrun has also served as Chairman of Bellco Capital LLC since 2004, as Chair and Partner of Two River Group since June 2009, and as Senior Managing Director of Vida Ventures, LLC since November 2017. He is certified by the American Board of Urology and is a Fellow of the American Association of Genitourinary Surgeons. Dr. Belldegrun is Research Professor, holds the Roy and Carol Doumani Chair in Urologic Oncology, and is Director of the Institute of Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles (“UCLA”). Prior to joining UCLA in October of 1988, he was a research fellow at NCI/NIH in surgical oncology and immunotherapy from July 1985 to August 1988 under Dr. Steven Rosenberg. Dr. Belldegrun received his M.D. from the Hebrew University Hadassah Medical School in Jerusalem before completing his post graduate studies in Immunology at the Weizmann Institute of Science and his residency in Urologic Surgery at Harvard Medical School.

David Bonderman, 81, has served as a member of our Board since April 2018. He is a Founding Partner and Chairman of TPG, a global alternative asset firm, established in 1992. Mr. Bonderman currently serves on the board of directors of TPG, Inc., a public company. He has previously served on the boards of many public companies, some of which include: RyanAir Holdings, plc and Continental Airlines, for both of which he was Chairman, Ducati Motor Holding, S.p.A, China International Capital Corporation Limited, Co-Star Group, Inc., General Motors Company, Kite Pharma, Inc., Oxford Health Plans, Inc., Paradyne Networks, Inc., Seagate Technology Holdings plc, TPG Pace Tech Opportunities Corp., TPG Pace Solutions Corp., TPG Pace Energy Holdings Corp., TPG Pace Holdings, Inc., TPG Pace Beneficial Finance Corp., and Univision Holdings, Inc. Throughout Mr. Bonderman’s career, he has served as a director on numerous other public, private, advisory, academic and charitable boards. Mr. Bonderman received a Bachelor of Arts degree from the University of Washington, cum laude, and a J.D. from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review and Sheldon Fellow.

David Chang, M.D., Ph.D., 64, is a co-founder of Allogene and has served as our President and Chief Executive Officer and as a member of our Board since June 2018. Dr. Chang has served on the boards of two private companies: Chair of the Board of Directors of IconOVir Bio, Inc., since June 2020, and director of 1200 Pharma LLC since June 2021. Dr. Chang served on the Board of Directors of Notch Therapeutics, Inc. (“Notch”), a private research-stage biotechnology company, from November 2019 to March 2022. Prior to joining us, Dr. Chang served as the Chief Medical Officer and Executive Vice President, Research and Development of Kite from June 2014 until March 2018. Dr. Chang previously held senior positions at Amgen Inc. ("Amgen"), a biopharmaceutical company, including Vice President, Global Development from July 2006 to May 2014, Senior Director, Oncology-Therapeutics from July 2005 to June 2006 and Director, Medical Sciences from December 2002 to June 2005. Prior to that, he was an Associate Professor at the UCLA School of Medicine. He has also served as a Venture Partner of Vida Ventures, LLC since November 2017, and Two River, LLC since October 2017. In addition, he serves as a member of the American Association for Cancer Research Oncology Development Fund Investment Advisory Committee,

CalTech Cheng Medical Engineering Advisory Council and of the MIT Corporation Biology Visiting Committee. Dr. Chang obtained a B.S. in Biology from the Massachusetts Institute of Technology and an M.D. and Ph.D. from Stanford University.
John DeYoung, 61, has served as a member of our Board since April 2018. Mr. DeYoung is Vice President of Worldwide Business Development for Pfizer’s Oncology Business Unit. He is a member of Pfizer’s Oncology Leadership Team and its Worldwide Business Development Leadership Team. Mr. DeYoung joined Pfizer in 1991 and has held leadership positions in Finance, Marketing, Commercial Development and Business Development. Mr. DeYoung received his bachelor’s degree in business from Michigan State University in 1985 and his MBA from the University of Chicago in 1990.

Franz Humer, Ph.D., 77, has served as a member of our Board since April 2018. Dr. Humer currently serves on the board of directors of LetterOne Holdings S.A. and as Chair of the board of directors of Kallyope, Inc. In addition, Dr. Humer serves on the board of directors of the International Centre for Missing and Exploited Children and is Chair of the Humer Foundation. Dr. Humer previously served as Chair of the board of directors of Neogene Therapeutics, Inc., a private research-stage biotechnology company, from October 2020 until January 2023 and as a member of the board of directors of Kite from September 2015 until October 2017. He also served as an independent director of Citigroup Inc. from 2012 until 2018, Chugai Pharmaceuticals Ltd. (Japan) from 2002 until 2014, and Arix Bioscience plc from April 2016 to December 2019. He served as Chair of Diageo plc from 2005 to 2017. He served as a member of the board of directors of WISeKey SA, a publicly traded global cybersecurity company, from May 2016 to December 2017. In addition, Dr. Humer served as Head of Pharmaceuticals and then as Chief Operating Officer of F. Hoffmann-La Roche Ltd. from 1996 to 1998, prior to serving as Chief Executive Officer of Roche Group from 1998 to 2001 and later as Chair and Chief Executive Officer from 2001 to 2008. His tenure as Chair of Roche Holding Ltd. extended from 2008 to 2014. Before joining Roche Group, he served on the board of Glaxo Holdings plc and was responsible for research, business development, manufacturing, commercial strategy, and all non-US operations for 13 years. In 1973, Dr. Humer joined Schering Plough Corporation where he held various General Management positions in Latin America and Europe. Dr. Humer attended the University of Innsbruck, where he obtained a Ph.D. in Law, and INSEAD in Fontainebleau, where he obtained an MBA.

Joshua Kazam, 47, has served as a member of our Board since November 2017. Mr. Kazam served as our President from November 2017 until June 2018. He was a founder of Kite and served as a member of Kite’s board of directors from Kite’s inception in June 2009 until October 2017. In June 2009, Mr. Kazam co-founded Two River, LLC, a life-science consulting and investment firm. Mr. Kazam has served on the board of Kronos Bio, Inc. since June 2017 and Capricor Therapeutics, Inc. from May 2005 until May 2019. He has also served on the boards of the following private companies: Vision Path, Inc. (d/b/a Hubble Contacts) since May 2016, ByHeart, Inc. since November 2016, Breakthrough Properties LLC and Breakthrough Services LLC since April 2019, and IconOVir Bio, Inc. since August 2018. Mr. Kazam has also served on the boards of several blank check companies formed for the purpose of effecting a business combination with one or more businesses: Screaming Eagle Acquisition Corp. since January 2022, Tishman Speyer Innovation Corp. II since February 2021, TS Innovation Acquisitions Corp. from November 2020 until June 2021, Soaring Eagle Acquisition Corp. from February 2021 to September 2021, Flying Eagle Acquisition Corp. from February 2020 until December 2020, Diamond Eagle Acquisition Corp. from January 2019 until April 2020, and Platinum Eagle Acquisition Corp. from January 2018 to March 2019. Mr. Kazam has served as the President of Desert Flower Foundation since June 2016. Mr. Kazam received his bachelor’s degree in Entrepreneurial Management from the Wharton School of the University of Pennsylvania and is a Member of the Wharton School’s Undergraduate Executive Board.

Stephen Mayo, Ph.D., 62, has served as a member of our Board since July 2022. Since 2021, he has served as a member of the board of directors and as a member of the research and development and audit committees of Sarepta Therapeutics, Inc. Since 2021, Dr. Mayo has served as a member of the board of directors and on the audit and research committees of Merck & Co. In addition, he serves on the scientific advisory boards of Vida Ventures and Evozyne. He co-founded Molecular Simulations Inc. (now Biovia) and Xencor, a public antibody engineering company. Dr. Mayo is currently the Bren Professor of Biology and Chemistry and Merkin Institute Professor at California Institute of Technology (Caltech). He joined the Caltech faculty in 1992, was a Caltech-based Howard Hughes Medical Institute Investigator from 1994 to 2007, served as Vice Provost for Research from 2007 to 2010 and Chair of the Division of Biology and Biological Engineering from 2010 to 2020. Dr. Mayo was elected to the National Academy of Sciences in 2004 for his pioneering contributions in the field of protein design. He served as an elected board member for the American Association for the Advancement of Science from 2010 to 2014 and as a presidential appointee on the National Science Foundation’s National Science Board from 2013 to 2018. Dr. Mayo holds a B.S. in Chemistry from Pennsylvania State University and a Ph.D. in Chemistry from Caltech. He completed postdoctoral work at both UC Berkeley and Stanford University School of Medicine in chemistry and biochemistry, respectively.

Deborah Messemer, 66, has served as a member of our Board since September 2018. Ms. Messemer has served as director of TPG Inc. since January 2022 and PayPal Holdings, Inc. since January 2019. Ms. Messemer is a certified public accountant and joined KPMG LLP ("KPMG"), the U.S. member firm of KPMG International, in 1982 and was admitted into the partnership in 1995. Most recently, she served as the Managing Partner of KPMG’s Bay Area and Northwest region until her retirement in September 2018. Ms. Messemer spent the majority of her career in KPMG’s audit practice as an audit engagement partner serving public and private clients in a variety of industry sectors. In addition to her operational and audit signing responsibilities, she has significant experience in SEC filings, due diligence, initial public offerings, mergers and acquisitions, and internal controls over financial reporting. Ms. Messemer received a bachelor’s degree in accounting from the University of Texas at Arlington.

Vicki Sato, Ph.D., 75, has served as a member of our Board since July 2021. She was a professor of management practice at Harvard Business School from September 2006 to July 2017 and was a professor in the Department of Molecular and Cell Biology at Harvard University from July 2005 until October 2015. Previously, she served as President of Vertex Pharmaceuticals, Inc. ("Vertex"), a publicly-traded biotechnology company, which she joined in 1992. Prior to becoming President of Vertex, she was the Chief Scientific Officer and Senior Vice President of Research and Development. Prior to joining Vertex, Dr. Sato served as Vice President of Research at Biogen Inc. Dr. Sato is a member of the board of directors of the following publicly-traded companies: Denali Therapeutics, Inc. and Vir Biotechnology, Inc. She previously served on the board of directors of Akouos, Inc., Bristol Myers Squibb Company and BorgWarner, Inc., both publicly-traded companies. Dr. Sato received her A.B. in Biology from Radcliffe College and her A.M. and Ph.D. in Biology from Harvard University. She conducted her postdoctoral work at both the University of California, Berkeley and Stanford Medical Center.

Todd Sisitsky, 52, has served as a member of our Board since April 2018. Mr. Sisitsky is a board member and President of TPG, Inc. and Co-Managing Partner of TPG Capital, TPG’s scale private equity business in the U.S. and Europe, and co-leads the firm’s investment activities in the healthcare services, pharmaceuticals and medical device sectors. He also serves on the executive committee of TPG Holdings. He has played leadership roles in connection with TPG’s investment in us, Adare Pharmaceuticals, Aptalis, Biomet, Exactech, Fenwal, Healthscope, IASIS Healthcare, Immucor, IQVIA Holdings, Inc. (and predecessor companies IMS Health and Quintiles), Par Pharmaceutical, and Surgical Care Affiliates. Mr. Sisitsky currently serves as director of the following additional public companies: Convey Health Solutions, Inc., and IQVIA Holdings, Inc. Prior to joining TPG in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners. He received an MBA from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar, and earned his undergraduate degree from Dartmouth College, where he graduated summa cum laude. Mr. Sisitsky currently serves as the chair of the Dartmouth Medical School board of advisors, and as a board member of Grassroot Soccer.

Owen Witte, M.D., 74, has served as a member of our Board since April 2018. Dr. Witte previously served as a member of the board of directors of Kite from March 2017 until October 2017. Dr. Witte joined the UCLA faculty in 1980, where he is presently a University Professor of microbiology, immunology and molecular genetics, the UCLA David Saxon Presidential Chair in Developmental Immunology and previously served as the director of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research. Dr. Witte was appointed a University Professor by the University of California Board of Regents, an honor reserved for scholars of the highest international distinction. Dr. Witte is a member of the National Academy of Sciences, the American Academy of Arts and Sciences, and the National Academy of Medicine. Dr. Witte currently serves on several editorial and advisory boards. He previously served on the board of directors for the American Association for Cancer Research. He was appointed by President Obama to the President’s Cancer Panel. Dr. Witte holds a bachelor’s degree from Cornell University and an M.D. from Stanford University. He completed postdoctoral research at the Massachusetts Institute of Technology.

In addition to Dr. Chang, our executive officers include the following:

Timothy Moore, 62, has served as our Executive Vice President, Chief Technical Officer since April 24, 2023. Previously, Mr. Moore served as the Chief Operating Officer of Instil Bio from September 2022 to December 2022, President and Chief Operating Officer at PACT Pharma, Inc. from April 2020 to July 2022, and as the President and Chief Technology Officer at PACT from October 2019 to April 2020. Prior to PACT, Mr. Moore served as Executive Vice President, Technical Operations of Kite Pharma, or Kite, a Gilead Company, from March 2016 to September 2019. Prior to Kite, he spent more than 12 years at Genentech, a Roche Company, most recently as Senior Vice President, Head of Global Technical Operations – Biologics and as a member of the Genentech Executive Committee. He holds a B.S. in Chemical Engineering from Tulsa University and an M.S. from Northwestern University.

Zachary Roberts, M.D., Ph.D., 46, has served as our Chief Medical Officer since April 2023 and as our Executive Vice President, Research and Development, since January 2023. Previously, Dr. Roberts served as Chief Medical Officer for Instil Bio, Inc. (Instil) from March 2020 to November 2022. Prior to joining Instil, he served in various roles for Kite, during his five-year tenure, with his last position as Vice President, Clinical Development from February 2018 to May 2019. Prior to joining Kite, Dr. Roberts served in various roles in Amgen, with his last position as Clinical Research Medical Director for

Amgen Oncology from January 2015 to July 2015. Dr. Roberts completed his training in internal medicine and hematology/oncology at the Massachusetts General Hospital and Dana Farber Cancer Institute. He earned his B.S. in microbiology and immunology from the University of Maryland, College Park and both his Ph.D. in immunology and his M.D. from the University of Maryland, Baltimore.

Geoffrey Parker, 59, has served as our Executive Vice President, Chief Financial Officer since October 2023. Prior to joining us, Mr. Parker served as Chief Operating Officer, Chief Financial Officer and Executive Vice President of Tricida, Inc. Prior to joining Tricida, Mr. Parker served as Chief Financial Officer of Anacor Pharmaceuticals, and served as a Partner and Managing Director at Goldman Sachs, where he led the West Coast Healthcare Investment Banking group. In addition, Mr. Parker currently serves as a member of the board of directors of Better Therapeutics and of Perrigo Company plc. He earned an A.B. with a double major in Economics and Engineering Sciences from Dartmouth College and an MBA from the Stanford Graduate School of Business.

Earl Douglas, 61, has served as our Senior Vice President, General Counsel and Compliance Officer since August 2023 and as our corporate secretary since January 2024. Before joining Allogene, Mr. Douglas served as Executive Vice President, General Counsel of Applied Molecular Transport. Prior to that role, he served in the same capacity for Kiverdi, Inc. He has also served as Vice President, General Counsel at BioMimetic Therapeutics, Spinal Dynamics, and OPX Biotechnologies. He previously served as Counsel with Wilson Sonsini Goodrich & Rosati, and earlier in his career practiced as an Associate with Weil, Gotshal & Manges. He earned his B.S. in chemical engineering from the Massachusetts Institute of Technology (MIT) and his J.D. from Columbia University School of Law.

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

4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023).
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

10.9+
Consulting Agreement, dated April 29, 2023, by and between the Registrant and Alison Moore, Ph.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on May 3, 2023).

10.10+	First Amendment to Consulting Agreement, dated December 16, 2023, by and between the Registrant and Alison Moore, Ph.D.
10.11+
Employment Letter of Agreement, dated December 28, 2022, by and between the Registrant and Zachary Roberts, M.D., Ph.D. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693), filed with the SEC on February 28, 2023).

10.12+
Employment Letter of Agreement, dated April 18, 2023, by and between the Registrant and Timothy Moore (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on May 3, 2023).

10.13+
Employment Letter of Agreement, dated August 11, 2023, by and between the Registrant and Earl Douglas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on November 2, 2023).

10.14+
Employment Letter of Agreement, dated October 12, 2023, by and between the Registrant and Geoffrey Parker (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on November 2, 2023).

10.15*
License Agreement, dated March 8, 2019, between the Registrant and Cellectis S.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on May 7, 2019).

10.16†
Exclusive License and Collaboration Agreement, dated October 30, 2015, by and between the Registrant (assignee of Pfizer Inc.) and Les Laboratoires Servier and Institut de Recherches Internationales Servier (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 17, 2018).

10.17†
Asset Contribution Agreement, dated April 2, 2018, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on November 2, 2023).

10.18*	Amended and Restated Collaboration and License Agreement, dated January 17, 2024, by and between the Registrant and Notch Therapeutics Inc.
10.19
Lease, dated August 1, 2018, by and between the Registrant and Britannia Pointe Grand Limited Partnership (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), originally filed with the SEC on September 14, 2018).

10.20
First Amendment, dated December 10, 2021, to the Lease, dated August 1, 2018, by and between the Registrant and Britannia Pointe Grand Limited Partnership (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693), filed with the SEC on February 23, 2022).

10.21
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

10.23
Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693), filed with the SEC on March 8, 2019).

10.24
First Amendment, dated September 4, 2019, to the Lease Agreement, dated February 19, 2019, by and between the Registrant and Silicon Valley Gateway Technology Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on November 5, 2019).

10.25
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

10.30*	Strategic Collaboration Agreement, dated January 3, 2024, by and between Foresight Diagnostics, Inc. and the Registrant
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Allogene Therapeutics, Inc. Incentive Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL.
__________________________
+            Indicates management contract or compensatory plan.
†            Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission
*            Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type of information that the Registrant treats as private or confidential.
‡          Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

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

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Chang, M.D., Ph.D. and Geoffrey Parker, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Chang, M.D., Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	March 14, 2024
David Chang, M.D., Ph.D.	(Principal Executive Officer)

/s/ Geoffrey Parker	Chief Financial Officer	March 14, 2024
Geoffrey Parker	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun, M.D., FACS	Executive Chair of the Board of Directors	March 14, 2024
Arie Belldegrun, M.D., FACS

/s/ Elizabeth Barrett	Member of the Board of Directors	March 14, 2024
Elizabeth Barrett

/s/ David Bonderman	Member of the Board of Directors	March 14, 2024
David Bonderman

/s/ John DeYoung	Member of the Board of Directors	March 14, 2024
John DeYoung

/s/ Franz Humer, Ph.D.	Member of the Board of Directors	March 14, 2024
Franz Humer, Ph.D.

/s/ Joshua Kazam	Member of the Board of Directors	March 14, 2024
Joshua Kazam

/s/ Stephen Mayo, Ph.D.	Member of the Board of Directors	March 14, 2024
Stephen Mayo, Ph.D.

/s/ Deborah Messemer	Member of the Board of Directors	March 14, 2024
Deborah Messemer

/s/ Vicki Sato, Ph.D.	Member of the Board of Directors	March 14, 2024
Vicki Sato, Ph.D.

/s/ Todd Sisitsky	Member of the Board of Directors	March 14, 2024
Todd Sisitsky

/s/ Owen Witte, M.D.	Member of the Board of Directors	March 14, 2024
Owen Witte, M.D.