Form 10-Q
period 2024-03-31
Allogene Therapeutics, Inc.
filed 2024-05-13
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2024, the registrant had 170,853,379 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$51,039	$83,155
Short-term investments	333,821	365,542
Prepaid expenses and other current assets	10,504	10,418
Total current assets	395,364	459,115
Long-term investments	12,405	—
Operating lease right-of-use asset	64,483	63,703
Property and equipment, net	95,931	99,478
Restricted cash	10,292	10,292
Other long-term assets	5,159	6,604
Equity method investments	2,716	3,645
Total assets	$586,350	$642,837
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,779	$5,897
Accrued and other current liabilities	25,029	31,096
Deferred revenue	86	86
Total current liabilities	30,894	37,079
Lease liability, noncurrent	88,916	88,346
Other long-term liabilities	5,173	5,179
Total liabilities	124,983	130,604
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares were issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 170,452,967 and 168,642,238 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	170	169
Additional paid-in capital	2,089,357	2,075,252
Accumulated deficit	(1,627,233)	(1,562,233)
Accumulated other comprehensive loss	(927)	(955)
Total stockholders’ equity	461,367	512,233
Total liabilities and stockholders’ equity	$586,350	$642,837
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue - related party	$22	$30
Operating expenses:
Research and development	52,259	80,238
General and administrative	17,267	18,884
Total operating expenses	69,526	99,122
Loss from operations	(69,504)	(99,092)
Other income (expense), net:
Interest and other income, net	5,433	2,059
Other expenses	(929)	(2,935)
Total other income (expense), net	4,504	(876)
Net loss	(65,000)	(99,968)
Other comprehensive loss:
Net unrealized gain on available-for-sale investments	28	3,992
Net comprehensive loss	$(64,972)	$(95,976)
Net loss per share, basic and diluted	$(0.38)	$(0.69)
Weighted-average number of shares used in computing net loss per share, basic and diluted	169,128,362	144,563,829
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2023	168,642,238	$169	$2,075,252	$(1,562,233)	$(955)	$512,233
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,551,729	1	793	—	—	794
Vesting of early exercised common stock	—	—	532	—	—	532
Stock-based compensation	—	—	11,924	—	—	11,924
Employee stock purchase plan	259,000	—	856	—	—	856
Net loss	—	—	—	(65,000)	—	(65,000)
Net unrealized gain on available-for-sale investments	—	—	—	—	28	28
Balance - March 31, 2024	170,452,967	$170	$2,089,357	$(1,627,233)	$(927)	$461,367

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2022	144,438,304	$144	$1,911,632	$(1,234,968)	$(9,926)	$666,882
Issuance of common stock upon exercise of stock options and vesting of RSUs	942,276	1	(1)	—	—	—
Vesting of early exercised common stock	—	—	603	—	—	603
Stock-based compensation	—	—	18,770	—	—	18,770
Employee stock purchase plan	359,753	1	1,730	—	—	1,731
Net loss	—	—	—	(99,968)	—	(99,968)
Net unrealized gain on available-for-sale investments	—	—	—	—	3,992	3,992
Balance - March 31, 2023	145,740,333	$146	$1,932,734	$(1,334,936)	$(5,934)	$592,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(65,000)	$(99,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,924	18,770
Depreciation and amortization	3,555	3,507
Net amortization/accretion on investment securities	(2,797)	508
Non-cash rent expense	(55)	207
Non-cash collaboration revenue - related party	(14)	(20)
Share of loss from equity method investments	929	2,935
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(86)	1,263
Other long-term assets	1,445	45
Accounts payable	(118)	1,057
Accrued and other current liabilities	(5,690)	5,686
Deferred revenue	—	(3)
Other long-term liabilities	8	(626)
Net cash used in operating activities	(55,899)	(66,639)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(1,035)
Proceeds from sales of investments	—	5,623
Proceeds from maturities of investments	103,272	143,441
Purchase of investments	(81,131)	(35,094)
Net cash provided by investing activities	22,133	112,935
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	794	—
Proceeds from issuance of common stock under the employee stock purchase plan	856	1,731
Net cash provided by financing activities	1,650	1,731
Net change in cash and cash equivalents and restricted cash	(32,116)	48,027
Cash and cash equivalents and restricted cash — beginning of period	93,447	72,196
Cash and cash equivalents and restricted cash — end of period	$61,331	$120,223
Non-cash operating activities:
Right-of-use asset obtained in exchange for lease liability	$2,409	$—
Non-cash deferred revenue and other long-term liabilities	$3,079	$3,137
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(3,068)	$(2,965)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
1.          Description of Business

Allogene Therapeutics, Inc. (the Company or Allogene) was incorporated on November 30, 2017 in the State of Delaware and is headquartered in South San Francisco, California. Allogene is a clinical stage immuno-oncology company pioneering the development of genetically engineered allogeneic T cell product candidates for the treatment of cancer and autoimmune diseases. The Company is developing a pipeline of “off-the-shelf” T cell product candidates that are designed to target and kill cancer cells in patients or eliminate pathogenic autoreactive cells in patients with autoimmune disorders. The Company’s engineered T cells are allogeneic, meaning they are derived from healthy donors for intended use in any patient, rather than from an individual patient for that patient’s use, as in the case of autologous T cells. The Company believes this key difference will enable it to deliver readily available treatments faster, more reliably, at greater scale, and to more patients.

Need for Additional Capital

The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company's product candidates.

The Company had cash and cash equivalents and investments of $397.3 million as of March 31, 2024. Since inception through March 31, 2024, the Company has incurred cumulative net losses of $1,627.2 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
2.         Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Allogene Therapeutics, B.V. The subsidiary was dissolved on January 3, 2024.
The condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity as of March 31, 2024 and 2023, the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements issued or effective that are expected to have a material impact on the Company's condensed consolidated financial statements.
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
There were no Level 3 assets or liabilities as of March 31, 2024 and as of December 31, 2023.

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2024 and as of December 31, 2023 are presented in the following tables:

	March 31, 2024
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$45,019	$—	$—	$45,019
Commercial paper	—	4,879	—	4,879
Corporate bonds	—	109,071	—	109,071
U.S. treasury securities	203,676	—	—	203,676
U.S. agency securities	—	28,600	—	28,600
Total financial assets	$248,695	$142,550	$—	$391,245

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$78,536	$—	$—	$78,536
Corporate bonds	—	97,166	—	97,166
U.S. treasury securities	229,516	—	—	229,516
U.S. agency securities	—	38,860	—	38,860
Total financial assets	$308,052	$136,026	$—	$444,078
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.
4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of March 31, 2024 and as of December 31, 2023 are presented in the following tables:

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$45,019	$—	$—	$45,019
Commercial paper	4,886	—	(7)	4,879
Corporate bonds	109,188	31	(148)	109,071
U.S. treasury securities	203,894	2	(220)	203,676
U.S. agency securities	28,741	2	(143)	28,600
Total cash equivalents and investments	$391,728	$35	$(518)	$391,245

Classified as:
Cash equivalents				$45,019
Short-term investments				333,821
Long-term investments				12,405
Total cash equivalents and investments				$391,245

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$78,536	$—	$—	$78,536
Corporate bonds	97,265	113	(212)	97,166
U.S. treasury securities	229,563	132	(179)	229,516
U.S. agency securities	39,225	—	(365)	38,860
Total cash equivalents and investments	$444,589	$245	$(756)	$444,078

Classified as:
Cash equivalents				$78,536
Short-term investments				365,542
Long-term investments				—
Total cash equivalents and investments				$444,078
As of March 31, 2024, the remaining contractual maturities of available-for-sale securities were less than 2 years. Realized losses on available-for-sale securities for the three months ended March 31, 2024 and 2023 were zero and $1.0 million, respectively. As of March 31, 2024, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of March 31, 2024 and December 31, 2023, securities with a fair value of $29.4 million and $48.4 million, respectively, were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
As of March 31, 2024 and December 31, 2023, the Company recognized $1.7 million of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed consolidated balance sheets.
5.         Balance Sheet Components
Property and Equipment, Net
Property and Equipment consist of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Leasehold improvements	108,621	108,621
Laboratory equipment	33,162	33,157
Computer equipment and purchased software	4,663	4,663
Furniture and fixtures	4,124	4,121
Total	150,570	150,562
Less: accumulated depreciation	(54,639)	(51,084)
Total property and equipment, net	$95,931	$99,478
Accrued and Other Current Liabilities
On January 4, 2024, the Company’s Board of Directors approved a reduction in the Company’s workforce of approximately 22% of the Company’s employees in connection with the Company’s pipeline prioritization and clinical development strategy. The reduction in workforce was substantially completed by the end of January 2024. During the three months ended March 31, 2024, the Company paid approximately $2.6 million for severance and other employee benefits. As of March 31, 2024, $0.4 million of the severance and other employee benefits accrual was included in accrued and other current liabilities on the condensed consolidated balance sheet.

6.         License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets, including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million, provided that the Company is not obligated to pay a milestone for regulatory approval in the European Union for an anti-CD19 allogeneic CAR T cell product because the Company does not presently hold commercial rights in such territory. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three months ended March 31, 2024 or 2023.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses in the condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, no clinical development milestones were achieved.
Exclusive License Agreement with Servier
As part of the Pfizer Agreement, Pfizer assigned to the Company an Exclusive License Agreement (the Servier Agreement), with Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS (collectively, Servier) to develop, manufacture and commercialize certain allogeneic anti-CD19 CAR T cell product candidates, including UCART19, in the United States with the option to obtain the rights over additional anti-CD19 product candidates and for allogeneic CAR T cell product candidates directed against one additional target. In October 2019, the Company agreed to waive its rights to the one additional target.
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
The Company is required to make milestone payments to Servier upon successful completion of regulatory and sales milestones. The Servier Agreement provides for aggregate potential payments by the Company to Servier of up to $137.5 million upon successful completion of various regulatory milestones, and aggregate potential payments by the Company to Servier of up to $78.0 million upon successful completion of various sales milestones. Similarly, Servier is required to make milestone payments upon successful completion of regulatory and sales milestones for products directed at the Allogene-target covered by the Servier Agreement that achieves such milestones. The total potential payments that Servier is obligated to make to the Company under the Servier Agreement upon successful completion of regulatory and sales milestones are $42.0 million and €70.5 million ($76.1 million), respectively. The foregoing milestones are subject to certain adjustments if the Company obtains rights for certain products outside of the United States.
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
In December 2022, Servier sent the Company a notice for material breach due to the Company's purported refusal to allow an audit of certain manufacturing costs under the cost share arrangement. The Company subsequently submitted to a review of the Company's manufacturing costs of CD19 Products and in July 2023, Servier sent the Company a second notice for material breach alleging that the Company overcharged Servier based on Servier and its accounting firm’s review of costs eligible for cost-sharing under the Servier Agreement. In May 2024, the Company entered into an Amendment and Settlement Agreement with Servier (the Servier Amendment). Under the Servier Amendment, among other things, Servier waived any right to receive a refund for past costs under the cost-sharing, and the parties provided mutual releases for all current disputes and any and all claims either party has or has ever had relating to such disputes. See Note 13. Subsequent Events for a description of the Servier Amendment.
For the three months ended March 31, 2024 and 2023, the Company recorded zero and $0.2 million, respectively, of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. As of March 31, 2024 and December 31, 2023, no amounts due from Servier were recorded in the condensed consolidated balance sheets.
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
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, an Allogene representative serves on the Notch Board of Directors. In February 2021, the Company made an additional $15.9 million investment in Notch's Series A preferred stock. In October 2021, the Company made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, the Company's share in Notch was 23.0% on a voting interest basis. The Company did not have a controlling interest in Notch as of March 31, 2024, and continued to account for its investment in Notch as an equity method investment.
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
On January 25, 2024, the Company entered into an Amended and Restated Collaboration and License Agreement (the Amended Notch Agreement) with Notch. The Amended Notch Agreement amends and restates the Notch Agreement. Under the Amended Notch Agreement, the Company has relinquished its exclusive rights to all original CAR targets (the Released Targets) except for one CAR target, and has agreed to limit its option right to only one additional CAR target. If the option is exercised, the Company will have a minimum funding commitment for the overall development program. If Notch subsequently out-licenses any of the Released Targets, the Company will be entitled to receive a percentage of upfront and/or milestone payments associated therewith up to a set cap of $30.0 million, and will be entitled to a low, single-digit royalty on net sales of products containing a Released Target. In addition, with respect to the Company’s previous equity investment in Notch, the Amended Notch Agreement grants the Company certain anti-dilution protections up to certain limits for certain pre-IPO equity financings. As of March 31, 2024, no Released Targets were out-licensed by Notch.
For the three months ended March 31, 2024 and 2023, the Company recorded zero and $1.0 million, respectively, in collaboration costs as research and development expenses. No milestones were achieved by Notch for the three months ended March 31, 2024 and 2023.
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
For the three months ended March 31, 2024 and 2023, the Company recorded less than $0.1 million and $0.4 million, respectively, in collaboration costs as research and development expenses.
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

Pursuant to the Share Purchase Agreement, the Company acquired Seed Preferred Shares in Allogene Overland representing 49% of Allogene Overland's outstanding stock as partial consideration for the License Agreement, and Overland acquired Seed Preferred Shares representing 51% of Allogene Overland's outstanding stock for $117.0 million in upfront and certain quarterly cash payments, to support operations of Allogene Overland. As of March 31, 2024, the Company and Overland are the sole equity holders in Allogene Overland. The Company received $40 million from Allogene Overland as partial consideration for the License Agreement.

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

The Company determined that the initial transaction price consists of the upfront payment of $40.0 million and noncash consideration of $79.0 million received in the form of the shares of Seed Preferred Stock. The allocation of the transaction price is performed based on standalone selling prices, which are based on estimated amounts that the Company would charge for a performance obligation if it were sold separately. The initial transaction price of $119.0 million was allocated as follows: (i) $114.0 million to the license of intellectual property and delivery of know-how, which was recognized upon grant of license and delivery of know-how in the consolidated financial statements for the year ended December 31, 2021 when the know-how was delivered; (ii) $2.3 million to the manufacturing license, related know-how and support, which will be recognized as services are delivered; (iii) $2.1 million to the know-how developed in future periods, which will be recognized as services are delivered, and (iv) $0.6 million to participation in the joint steering committee, which will be recognized over time as the services are delivered. Funds received in advance are recorded as deferred revenue and will be recognized as the performance obligations are satisfied.

The Company has determined that Allogene Overland is a variable interest entity as of March 31, 2024 and December 31, 2023. The Company does not have the power to direct the activities which most significantly affect Allogene Overland's economic performance. Accordingly, the Company did not consolidate Allogene Overland because the Company determined that it was not the primary beneficiary. The Company's total equity investment in Allogene Overland as of March 31, 2024 and December 31, 2023 was zero (see Note 8).
For the three months ended March 31, 2024 and 2023, the Company recognized less than $0.1 million of collaboration revenue. For the three months ended March 31, 2024 and 2023, the Company recorded zero net cost recoveries.
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
For the three months ended March 31, 2024, the Company recorded zero research and development expenses related to collaboration costs. For the three months ended March 31, 2023, the Company recorded $0.5 million in research and development expenses related to collaboration costs. As of March 31, 2024 and December 31, 2023, no research and development expenses were recorded in accrued and other liabilities. As of March 31, 2024 and December 31, 2023, the Company's total equity investment in Antion was zero.

Strategic Collaboration Agreement with Foresight Diagnostics

On January 3, 2024, the Company entered into a Strategic Collaboration Agreement with Foresight Diagnostics, Inc. (Foresight Diagnostics) (the Foresight Agreement). Pursuant to the Foresight Agreement, the parties have agreed to collaborate on a non-exclusive basis in the development of Foresight Diagnostics' minimal residual disease (MRD) assay based on their PhasED-Seq Circulating Tumor DNA Platform as an in vitro diagnostic to identify the MRD+ patient population to be enrolled in the Company's planned ALPHA3 trial of cema-cel, for treatment of large B cell lymphoma. Under the Foresight Agreement, the Company has agreed to use its commercially reasonable efforts to obtain regulatory approval of cema-cel, and Foresight Diagnostics has agreed to use its commercially reasonable efforts to obtain regulatory approval of its MRD assay for use as an in vitro diagnostic with cema-cel. The Company has agreed to fund approximately $26.2 million in MRD assay development costs, milestone payments for regulatory submissions and assay utilization to process clinical samples.
For the three months ended March 31, 2024, the Company recorded $0.5 million of research and development expenses related to clinical trials start readiness milestone. As of March 31, 2024 and December 31, 2023, zero and $0.7 million of research and development expenses, respectively, were recorded in accrued and other liabilities.
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
In February 2023, the Company entered into a sublease with Bellco Capital Advisors Inc. (Bellco) for 2,218 square feet of office space in Los Angeles, California. The sublease term is 115 months, subject to certain early termination rights. The sublease commenced on January 1, 2024.
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of March 31, 2024 and December 31, 2023.

The balance sheet classification of our lease liabilities were as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating lease liabilities
Current portion included in accrued and other current liabilities	$6,930	$6,775
Long-term portion of lease liabilities	88,916	88,346
Total operating lease liabilities	$95,846	$95,121
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$3,020	$3,181
Variable lease cost	867	691
Total lease costs	$3,887	$3,872
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2024 was $3.1 million and was included in net cash used in operating activities in the Company's condensed consolidated statements of cash flows.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of March 31, 2024 were as follows:

Year ending December 31:	(In thousands)
2024 (remaining 9 months)	$9,436
2025	12,920
2026	13,163
2027	13,612
2028	14,076
2029 and thereafter	65,385
Total undiscounted lease payments	128,592
Less: Present value adjustment	(32,746)
Total	$95,846
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.24%. As of March 31, 2024, the weighted average remaining lease term for our operating leases is 8.82 years.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of March 31, 2024.
The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of March 31, 2024, the Company had non-cancellable purchase commitments of $0.9 million.
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
The Company’s total equity investment in Notch as of March 31, 2024 and December 31, 2023 was $2.7 million and $3.6 million, respectively, and the Company accounted for the investment using the equity method of accounting. For the three months ended March 31, 2024 and 2023, the Company recognized its share of Notch's net loss of $0.9 million and $1.7 million, respectively, under the other expenses caption within the condensed consolidated statements of operations.
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
The Company’s total equity investment in Allogene Overland as of March 31, 2024 and December 31, 2023 was zero and the Company accounted for the investment using equity method of accounting. For the three months ended March 31, 2024 and 2023, the Company recognized its share of Allogene Overland's net loss of zero and $1.2 million, respectively, under the other expenses caption within the condensed consolidated statement of operations.
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
As of March 31, 2024, there were 9,738,364 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.

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
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2023	21,812,946	$9.93	7.53	$662
Options granted	4,259,396	3.22	9.50
Options exercised	(350,118)	2.27		$584
Options forfeited	(1,696,808)	10.68
Balance, March 31, 2024	24,025,416	$8.80	7.80	$7,516
Exercisable, March 31, 2024	17,689,533	$9.97	7.43	$2,262
Vested and expected to vest, March 31, 2024	24,025,416	$8.80	7.80	$7,516
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on March 31, 2024. For the three months ended March 31, 2024, the estimated weighted-average grant-date fair value of employee options granted was $2.15 per share. As of March 31, 2024, there was $54.0 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term in years	5.85 - 6.06	6.03 - 6.07
Expected volatility	73.50%	73.85%
Expected risk-free interest rate	3.94% - 4.22%	3.45% - 4.10%
Expected dividend	0%	0%
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
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2023	12,180,471	$6.68	2.00	$39,099
Granted	4,046,261	4.44	1.85
Vested	(1,170,889)	9.82
Forfeited	(1,446,452)	8.78
Unvested March 31, 2024	13,609,391	$5.52	1.98	$60,834
Vested and expected to vest, March 31, 2024	13,609,391	$5.52	1.98	$60,834
As of March 31, 2024, there was $52.4 million of unrecognized stock-based compensation related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.
For the year ended December 31, 2023, the Company granted 3,264,750 performance-based restricted stock units and 2,189,125 restricted stock units with a market condition to certain executive officers and other employees pursuant to the 2018 Plan. These awards are subject to the holders' continuous service to the Company through each applicable vesting event. Through March 31, 2024, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the quarters ended March 31, 2024 and March 31, 2023. The Company recognized $0.7 million and $0.1 million in stock-based compensation expense related to the restricted stock units with a market condition in the quarters ended March 31, 2024 and 2023, respectively.
Stock-based compensation expense
For the quarters ended March 31, 2024 and 2023, the Company recorded $11.9 million and $18.8 million, respectively, of stock-based compensation expense related to stock options, restricted stock units, employee stock purchase plans and vesting of the founders’ common stock as research and development and general and administrative expense in its condensed consolidated statements of operations and comprehensive loss.
10.         Related Party Transactions
Collaboration Revenue and Equity Method Investment
In December 2020, the Company entered into the License Agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). The License Agreement was subsequently assigned to a wholly-owned subsidiary of Allogene Overland, Allogene Overland HK. On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited. During the three months ended March 31, 2024 and 2023, the Company recognized less than $0.1 million of collaboration revenue under this arrangement.

For the three months ended March 31, 2024 and 2023, the Company recorded zero and $1.2 million, respectively, of its share of Allogene Overland's net loss as other expenses (see Note 8).
Sublease Agreement
In December 2018, the Company entered into a sublease with Bellco Capital LLC for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. In November 2021, the sublease was extended to June 30, 2025. The sublease was amended, effective in July 2022, to move to a nearby location, with office space of 737 square feet. The Company’s executive chairman, Arie Belldegrun, M.D., FACS, is a trustee of the Belldegrun Family Trust, which controls Bellco. In 2023, the Company exercised its early termination right under the sublease agreement and the sublease was terminated effective December 31, 2023.
In February 2023, the Company entered into a new sublease agreement with Bellco for 2,218 square feet of office space in Los Angeles, California. The sublease term is 115 months, subject to certain early termination rights. The sublease commenced on January 1, 2024. The total right of use asset and associated lease liability recorded related to this related party lease was $2.4 million as of March 31, 2024. For the three months ended March 31, 2024, the Company recorded $0.1 million of rent expense related to this lease.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting, LLC (Two River), a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chair of the board of directors, and a director of the Company to provide various managerial, clinical development, administrative, accounting and financial services to the Company. In December 2023, the service agreement between the Company and Two River was terminated. The costs incurred for services provided under this agreement were $0.1 million for the three months ended March 31, 2023.
In August 2018, the Company entered into a consulting agreement with Bellco Capital LLC. Pursuant to the consulting agreement, Bellco Capital LLC provides certain services for the Company, which are performed by Dr. Belldegrun, the Company's executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco Capital LLC $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco Capital LLC an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco Capital LLC in a calendar year. The Company also reimburses Bellco Capital LLC for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus, and out-of-pocket expenses incurred under this consulting agreement were $0.2 million for the three months ended March 31, 2024 and 2023.
11.         Income Taxes
The Company has a history of losses and expects to record a loss in 2024. The Company continues to maintain a full valuation allowance against its net deferred tax assets.
12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	March 31,
	2024	2023
Stock options to purchase common stock	24,025,416	23,548,486
Restricted stock units subject to vesting	13,609,391	13,587,470
Expected shares to be purchased under Employee Stock Purchase Plan	1,077,525	1,234,606
Early exercised stock options subject to future vesting	—	105,743
Total	38,712,332	38,476,305

13.         Subsequent Events

Servier Amendment and Settlement Agreement

On May 10, 2024, the Company and Servier entered into the Servier Amendment which settles all existing disputes (as described in Note 6) between the Company and Servier relating to each party’s performance under the Servier Agreement. The Servier Amendment also restructures the parties’ relationship on the following terms:

(1)    The Company’s licensed territory was expanded to include the European Union and the United Kingdom. The Company was also granted an option to further extend its licensed territory to include China and Japan upon the objective showing of sufficient resources to develop licensed products in those countries, which could be met through the Company entering into a strategic partnership covering those countries. Additionally, the Company agreed to waive certain of its rights under the Servier Agreement to elect a conversion of its license to the CD19 Products to a worldwide license.

(2)    Under the Servier Agreement, Servier sublicenses to the Company certain rights which Servier licenses from Cellectis pursuant to a first development and commercialization agreement, dated February 7, 2014, by and between Cellectis and Servier (as amended, the Servier-Cellectis Agreement). All of the Company’s future milestone payments (regulatory and sales) under the Servier Agreement are modified to be the same as, and to coincide with, Servier’s milestone payments to Cellectis that are required under the Servier-Cellectis Agreement. As amended by the Servier Amendment, the Servier Agreement provides for aggregate potential payments by the Company to Servier of up to €75.0 million, of which €60.0 million remains, upon successful completion of various regulatory milestones in the United States, European Union and the United Kingdom for the initial indication of each licensed product, with additional payments of €55.0 million due for each subsequent indication, and aggregate potential payments by the Company to Servier of up to €80.0 million upon achievement of certain net sales milestones for each licensed product. Should Servier’s rights and obligations under the Servier-Cellectis Agreement be assigned to the Company, these milestone payments would terminate, and the Company would assume Servier’s milestone payment obligation to Cellectis. In the absence of any such assignment, Servier will remain responsible for making milestone payments that may be due to Cellectis under the Servier-Cellectis Agreement.

(3)    The Company agreed to transfer €20.0 million into an escrow account in connection with a potential future milestone payment, which is included in the remaining €60.0 million in milestone payments referenced above. Such milestone payment will be triggered, if at all, upon the occurrence of one of these events: (1) the Company doses the first subject in its first phase 3 clinical study for a CD19 CAR-T product that is a licensed product under the Servier Agreement, (2) the Company submits a phase 2 clinical study for a licensed product to the U.S. Food and Drug Administration or the European Medicines Agency, and such phase 2 clinical study is accepted for regulatory approval as a pivotal study, or (3) a final and definitive decision of a tribunal or court finding that under the Servier-Cellectis Agreement the milestone has occurred and the €20.0 million payment is due to Cellectis.

(4)    The Company agreed to pay to Servier royalties on annual net sales of any licensed products that are commercialized by the Company that is directed at CD19. Such royalties include tiered royalties on annual net sales in the United States and a flat royalty on annual net sales in territories outside the United States. The United States royalty rates are in a range from the low tens to the mid teen percentages, and the ex-U.S. royalty rate is 10%. Such royalties may be reduced for interchangeable drug entry, expiration of patent rights and amounts paid pursuant to licenses of third-party patents. This royalty obligation begins upon the first commercial sale of such product in a given country and ends after the later of a defined number of years or the expiration of the last to expire licensed patent covering the product in such country. The net effect of the Servier Amendment is that the Company’s royalty rate in the United States for the first half of the first tier of net sales was increased by a low single digit percentage. Should Servier’s rights and obligations under the Servier-Cellectis Agreement be assigned to the Company, each tier of royalty rates in the United States to Servier would be reduced by 10%, the ex-U.S. royalties to Servier would terminate, and the Company would assume Servier’s royalty obligations to Cellectis. In the absence of any such assignment, Servier will remain responsible for making royalty payments that may be due to Cellectis under the Servier-Cellectis Agreement.

(5)    Requires that the Company reconcile its net sales reports required to be delivered to Servier under the Servier Agreement at the end of each calendar year to the amount of net sales that would have been applicable if such net sales were calculated in accordance with International Financial Reporting Standards and requires that any shortfall or overpayment, as applicable, be paid by the Company to Servier or credited to the Company by Servier, as applicable.

(6)    The parties agreed that co-development performed by the Company and Servier under the Servier Agreement, including all development performed by Servier and for product candidates that the Company was co-developing with Servier (for which specified development costs were split with Allogene responsible for 60% and Servier responsible for 40%), including the CD19 Products, ceased as of December 15, 2022, and that all development costs incurred by either party after that date shall be borne solely by such party.

(7)    As soon as practicable after the date of the Servier Amendment but in any event prior to the end of July 2024, the parties will also agree to a transition plan, including transition timing and allocation of costs, to either transfer the sponsorship of the Servier’s long-term follow-up study of patients previously exposed to its UCART19V1 product candidate from Servier to the Company or consolidate the patients in this study into another Company-sponsored long-term follow-up study.

(8)    The parties agreed to waive any and all outstanding claims that were asserted relating to alleged violations of the Servier Agreement, including all claims that such party was entitled to various payments or refunds from the other party under the Servier Agreement, and any and all claims that either party now has or may have in the future related to such outstanding claims, and mutual releases with respect to such claims were granted.

California Institute for Regenerative Medicine Grant

On April 26 2024, the Company was awarded a $15.0 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of ALLO-316, an AlloCAR TTM investigational product targeting CD70 in development for the treatment of advanced or metastatic renal cell carcinoma (RCC). The grant was awarded in accordance with the CIRM Grants Administration Policy for Clinical Stage Projects which may require the grant to be repaid by the Company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report), which was filed with the Securities and Exchange Commission (SEC) on March 14, 2024. Unless the context requires otherwise, references in this Quarterly Report to the “Company”, “Allogene,” “we,” “us” and “our” refer to Allogene Therapeutics, Inc., and references to “Servier” collectively refer to Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS.
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

We have a deep pipeline of allogeneic chimeric antigen receptor (CAR) T cell product candidates targeting multiple promising antigens in a host of hematological malignancies, solid tumors, and autoimmune disease. Earlier this year, however, we announced our 2024 Platform Vision under which we are now focusing on four core programs.

We are currently focused on developing cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) in large B-cell lymphoma (LBCL) and chronic lymphocytic leukemia (CLL). We plan to initiate a pivotal Phase 2 clinical trial (ALPHA3) in mid-2024 for cema-cel as part of a first line (1L) treatment plan for newly diagnosed and treated LBCL patients who are likely to relapse and need further therapy. The design of the ALPHA3 1L consolidation trial builds upon the results demonstrated in the Phase 1 ALPHA2 trial and leverages an investigational diagnostic test developed by Foresight Diagnostics, Inc. that we believe will identify patients who have achieved remission by standard disease assessment but who have minimal residual disease (MRD) at the completion of 1L chemoimmunotherapy. The ALPHA3 trial is designed to study the impact of treating MRD positive patients with cema-cel. The study will randomize approximately 240 patients who achieve a complete response or partial response to 1L therapy, but who are MRD positive. The patients will be randomized to either consolidation with cema-cel or the current standard of care, which is observation. The design, with a primary endpoint of event free survival (EFS), will initially include two lymphodepletion arms (one with standard fludarabine and cyclophosphamide plus ALLO-647 and one with standard fludarabine and cyclophosphamide but without ALLO-647). One lymphodepletion arm will be discontinued following a planned interim analysis in mid-2025 designed to select the most appropriate regimen for this patient population. The efficacy analysis is expected to occur in 2026 and will include the Independent Data Safety Monitoring Board (IDSMB) interim efficacy analysis in the first half of 2026 and the data readout of the primary analysis is expected in the second half of 2026 with a biologics license application (BLA) submission targeted for 2027. In view of the potential of the earlier line ALPHA3 trial, we have deprioritized the third line (3L) LBCL ALPHA2 and EXPAND trials.
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

We are developing ALLO-329, a next-generation allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases (AID). Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in AID. We plan to file an investigational new drug (IND) application in the first quarter of 2025. We expect to initiate the Phase 1 trial with ALLO-329 in early 2025 and have proof-of-concept by year-end 2025. Initiation of this Phase 1 trial with ALLO-329 is expected in early 2025.
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

We estimate that the expansion of our license for the CD19 Products to the European Union and United Kingdom will substantially increase our market opportunity in 1L consolidation LBCL and R/R/ CLL from more than $6.0 billion in the U.S.

alone to more than $9.5 billion across the U.S., European Union and United Kingdom, in turn increasing the potential future revenue opportunity for cema-cel by more than 50%.
Since inception, we have had significant operating losses. Our net loss was $65.0 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $1.6 billion. As of March 31, 2024, we had $397.3 million in cash and cash equivalents and investments and we expect our cash runway to fund operations into 2026. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
Our Research and Development and License Agreements
Asset Contribution Agreement with Pfizer
In April 2018, we entered into the Pfizer Agreement with Pfizer pursuant to which we acquired certain assets and assumed certain liabilities from Pfizer, including agreements with Cellectis and Servier as described below, and other intellectual property for the development and administration of CAR T cells for the treatment of cancer. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Pfizer Agreement.
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
Exclusive License Agreement with Servier
In October 2015, Pfizer entered into the Servier Agreement with Servier to develop, manufacture and commercialize certain allogeneic anti-CD19 CAR products, including UCART19, in the United States with the option to obtain the rights over certain additional allogeneic anti-CD19 CAR product candidates and for allogeneic CAR T cell product candidates directed against one additional target. In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. In October 2019, we agreed to waive our rights to the one additional target.

In May 2024 we entered into the Servier Amendment with Servier under which the parties settled disputes relating to each party’s performance under the Servier Agreement. The parties agreed to waive any and all outstanding claims that were asserted relating to alleged violations of the Servier Agreement, including all claims that such party was entitled to various payments or refunds from the other party under the Servier Agreement, and mutual releases with respect to such claims were granted.

Additionally, the Servier Amendment expanded our territory under the Servier Agreement to include the European Union and the United Kingdom, and provides for an option to further expand our territory to include China and Japan upon the objective showing of sufficient resources to develop licensed products in those countries, which could be met through us entering into a strategic partnership covering those countries. Additionally, we agreed to waive certain of its rights under the Servier Agreement to elect a conversion of its license to the CD19 Products to a worldwide license.

Additionally, under the Servier Amendment all of our future milestone payments (regulatory and sales) under the Servier Agreement are modified to be the same as, and to coincide with, Servier’s milestone payments to Cellectis under the Servier-Cellectis Agreement. As amended by the Servier Amendment, the Servier Agreement provides for aggregate potential payments by us to Servier of up to €75 million, of which €60 million remains, upon successful completion of various regulatory milestones in the United States, European Union and the United Kingdom for the initial indication of each licensed product, with additional payments of €55 million due for each subsequent indication, and aggregate potential payments by us to Servier of up to €80 million upon achievement of certain net sales milestones for each licensed product. Should Servier’s rights and obligations under the Servier-Cellectis Agreement be assigned to us, these milestone payments would terminate, and we would assume Servier’s milestone payment obligation to Cellectis. In the absence of any such assignment, Servier will remain responsible for making milestone payments that may be due to Cellectis under the Servier-Cellectis Agreement.

As part of the settlement, we agreed to transfer €20 million into an escrow account in connection with a potential future milestone payment, which is included in the remaining €60 million in milestone payments referenced above. The milestone payment will be triggered, if at all, upon the occurrence of one of these events: (1) we dose the first subject in its first phase 3 clinical study for a CD19 CAR-T product that is a licensed product under the Servier Agreement, (2) we submit a phase 2 clinical study for a licensed product to the U.S. Food and Drug Administration or the European Medicines Agency, and such phase 2 clinical study is accepted for regulatory approval as a pivotal study, or (3) a final and definitive decision of a tribunal or court finding that under the corresponding milestone under the Servier-Cellectis Agreement has occurred and the €20 million payment is due to Cellectis.

The royalties under the Servier Agreement were also amended. The amended royalties include tiered royalties on annual net sales in the United States and a flat royalty on annual net sales in territories outside the United States. The United States royalty rates are in a range from the low tens to the mid teen percentages, and the ex-U.S. royalty rate is 10%. Such royalties may be reduced for interchangeable drug entry, expiration of patent rights and amounts paid pursuant to licenses of third-party patents. This royalty obligation begins upon the first commercial sale of such product in a given country and ends after the later of a defined number of years or the expiration of the last to expire licensed patent covering the product in such country. The net effect of the Servier Amendment is that our royalty rate in the United States for the first half of the first tier of net sales was increased by a low single digit percentage. Should Servier’s rights and obligations under Servier-Cellectis Agreement be assigned to us, each tier of royalty rates in the United States to Servier would be reduced by 10%, the ex-U.S. royalties to Servier would terminate, and we would assume Servier’s royalty obligations to Cellectis. In the absence of any such assignment, Servier will remain responsible for making royalty payments that may be due to Cellectis under Servier-Cellectis Agreement.
For more information, see “Risk Factors—Servier’s discontinuation of its involvement in the development of CD19 Products and Servier's disputes with Cellectis, or future disputes with us, may have adverse consequences."
See Notes 6 and 13 to our condensed consolidated financial statements included elsewhere in this report for further description of the Servier Agreement and the Servier Amendment.
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
On January 25, 2024, we entered into an Amended and Restated Collaboration and License Agreement (the Amended Notch Agreement) with Notch. The Amended Notch Agreement amends and restates the Notch Agreement. Under the Amended Notch Agreement, we have relinquished our exclusive rights to all original CAR targets (the Released Targets) except for one CAR target, and have agreed to limit our option right to only one additional CAR target. If the option is exercised, we will have a minimum funding commitment for the overall development program. If Notch subsequently out-licenses any of the Released Targets, we will be entitled to receive a percentage of upfront and/or milestone payments associated therewith up to a set cap of $30.0 million, and will be entitled to a low, single-digit royalty on net sales of products containing a Released Target. In addition, with respect to our previous equity investments in Notch, the Amended Notch Agreement grants us certain anti-dilution protections up to certain limits for certain pre-IPO equity financings.
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
License Agreement with Allogene Overland Biopharm (CY) Limited
On December 14, 2020, we entered into a License Agreement with Allogene Overland Biopharm (CY) Limited (Allogene Overland) (the License Agreement), a joint venture established by us and Overland Pharmaceuticals (CY) Inc. (Overland), pursuant to a Share Purchase Agreement, dated December 14, 2020, for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory). Allogene Overland subsequently assigned the License Agreement to a wholly owned subsidiary, Allogene Overland BioPharm (HK) Limited (Allogene Overland HK). On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the License Agreement and Share Purchase Agreement with Allogene Overland.
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
Strategic Collaboration Agreement with Foresight Diagnostics
On January 3, 2024, we entered into a Strategic Collaboration Agreement (the Foresight Agreement) with Foresight Diagnostics, Inc. (Foresight Diagnostics). Pursuant to the Foresight Agreement, the parties have agreed to collaborate on a non-exclusive basis in the development of Foresight Diagnostics' MRD assay as an in vitro diagnostic to identify the MRD+ patient population to be enrolled in our planned ALPHA3 trial of cemacabtagene ansegedleucel, or cema-cel (previously known as ALLO-501A) for treatment of large B cell lymphoma (LBCL). Under the Foresight Agreement, we have agreed to use the commercially reasonable efforts to obtain regulatory approval of cema-cel, and Foresight Diagnostics has agreed to use its commercially reasonable efforts to obtain regulatory approval of an MRD assay for use as an in vitro diagnostic with cema-cel. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Foresight Agreement.
Components of Results of Operations
Revenues
As of March 31, 2024, our revenue has been exclusively generated from the License Agreement with Allogene Overland Biopharm (PRC) Co., Limited. See Note 6 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the License Agreement.
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

Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three months ended March 31, 2024 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year to date relate to costs incurred for the development of our most advanced product candidates and include:
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
We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, potential commercialization of our product candidates and operating as a public company. These increases are anticipated to include increased costs related to the hiring of additional personnel, developing commercial infrastructure, fees to outside consultants, lawyers, and accountants, and costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, complying with and advancing environmental, social and governance matters, and insurance and investor relations costs.
Other Income (Expense), Net:
Interest and Other Income, Net
Interest and other income, net consists of interest earned on our cash and cash equivalents and investments, as well as investment gains and losses recognized during the period.
Other Expenses
Other expenses consist of non-operating expenses, including our share of equity investments' net losses for the period.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following sets forth our results of operations for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Collaboration revenue - related party	$22	$30	$(8)	(27)%
Operating expenses:
Research and development	52,259	80,238	(27,979)	(35)%
General and administrative	17,267	18,884	(1,617)	(9)%
Total operating expenses	69,526	99,122	(29,596)	(30)%
Loss from operations	(69,504)	(99,092)	29,588	(30)%
Other income (expense), net:
Interest and other income, net	5,433	2,059	3,374	164%
Other expenses	(929)	(2,935)	2,006	(68)%
Total other income (expense), net	4,504	(876)	5,380	(614)%
Net Loss	$(65,000)	$(99,968)	$34,968	(35)%
Collaboration revenue - related party
Collaboration revenue recognized for the three months ended March 31, 2024 and 2023 was mainly due to participation in the joint steering committee performance obligation related to the License Agreement entered into with Allogene Overland on December 14, 2020.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Personnel	$22,752	$34,173	$(11,421)
Development costs	16,705	31,261	(14,556)
Facilities and depreciation	10,502	11,193	(691)
Other	2,300	3,611	(1,311)
Total research and development expenses	52,259	80,238	(27,979)
Our research and development expenses included $25.5 million of internal expenses and $26.8 million of external expenses for the three months ended March 31, 2024. Our research and development expenses included $35.2 million of internal expenses and $45.1 million of external expenses for the three months ended March 31, 2023.
Research and development expenses were $52.3 million and $80.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $28.0 million was driven primarily by a decrease in external costs relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs of $14.6 million and a decrease in personnel related costs of $11.4 million, including $6.1 million related to a decrease in stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses were $17.3 million and $18.9 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $1.6 million was primarily due to a decrease in personnel related costs of $1.7 million, including $0.8 million related to a decrease in stock-based compensation expense.

Interest and Other Income, Net
Interest and other income, net was $5.4 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $3.4 million was due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Other Expenses
Other expenses were $0.9 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in other expenses of $2.0 million was primarily due to a decrease in the share of net losses in our equity method investments.
Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2024, we had $397.3 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Quarterly Report is filed with the SEC.

Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, and upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Allogene Overland. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended on November 2, 2022 and November 2, 2023, under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings. During the three months ended March 31, 2024, we did not sell any shares of common stock in ATM offerings. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement. In March 2024, we filed a sales agreement prospectus within a registration statement on Form S-3, registering the offering, issuance and sale of up to $250.0 million of our common stock in ATM offerings.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(55,899)	$(66,639)
Investing activities	22,133	112,935
Financing activities	1,650	1,731
Net increase (decrease) in cash and cash equivalents and restricted cash	$(32,116)	$48,027
Operating Activities
During the three months ended March 31, 2024, cash used in operating activities of $55.9 million was attributable to a net loss of $65.0 million, a decrease of $4.4 million in our net operating assets and liabilities, partially offset by non-cash charges of $13.5 million. The non-cash charges consisted primarily of stock-based compensation expense of $11.9 million, depreciation of $3.6 million, our share of equity investments' net losses for the period of $0.9 million, offset by net amortization and accretion on investment securities of $2.8 million. The change in operating assets and liabilities was primarily due to a $5.7 million decrease in accrued and other current liabilities, offset by a $1.4 million decrease in other long-term assets.

During the three months ended March 31, 2023, cash used in operating activities of $66.6 million was attributable to a net loss of $100.0 million, partially offset by non-cash charges of $25.9 million and an increase of $7.4 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation expense of $18.8 million, depreciation of $3.5 million, our share of equity investments’ net losses for the period of $2.9 million, net amortization and accretion on investment securities of $0.5 million, and non-cash rent expense of $0.2 million. The change in operating assets and liabilities was primarily due to a $5.7 million increase in accrued and other current liabilities, a $1.3 million decrease in prepaid expenses and other current assets, and a $1.1 million increase in accounts payable, offset by a $0.6 million decrease in other long-term liabilities.
Investing Activities
During the three months ended March 31, 2024, net cash provided by investing activities of $22.1 million was related to cash provided by investment maturities of $103.3 million, offset by cash used in the purchase of investments of $81.1 million.
During the three months ended March 31, 2023, net cash provided by investing activities of $112.9 million was related to cash provided by investment maturities of $143.4 million and cash provided by proceeds from sales of investments of $5.6 million, offset by cash used in the purchase of investments of $35.1 million and cash used in the purchase of property and equipment of $1.0 million.
Financing Activities
During the three months ended March 31, 2024, cash provided by financing activities of $1.7 million was related to $0.9 million of cash provided by the sale of common stock through our employee stock purchase plan and $0.8 million of cash provided by the issuance of common stock upon exercise of stock options.
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
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of March 31, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our condensed consolidated financial statements included elsewhere in this report.
Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in South San Francisco, California, as well as lease payments on our cell manufacturing facility in Newark, California. For additional information regarding our lease obligations, see Note 7 to our condensed consolidated financial statements included elsewhere in this report.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of March 31, 2024, the Company had non-cancellable purchase commitments of $0.9 million.
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
We believe that the assumptions and estimates associated with accrued research and development expenditures, stock-based compensation and leases have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Recent Accounting Pronouncements
There have been no new accounting pronouncements issued or effective that are expected to have a material impact on our unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate fluctuations.

Interest Rate Risk
Our cash and cash equivalents and investments of $397.3 million as of March 31, 2024 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on March 31, 2024 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of March 31, 2024, we had no receivables and $0.5 million of current liabilities denominated in foreign currency.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level.
As described in Company's Annual Report filed with the SEC on March 14, 2024, we re-evaluated our prior accounting for shares received in the License Agreement and Share Purchase Agreement entered into on December 14, 2020, with Allogene Overland. Upon reassessment, we determined that the 49% of Allogene Overland's Seed Preferred Shares received as a partial consideration for the License Agreement should be initially measured at fair value. We identified a material weakness in the operation of internal controls over financial reporting with respect to the technical accounting analysis of significant non-routine transactions.
Status of Remediation of Material Weakness

To remediate this material weakness, during the three months ended March 31, 2024, we continue to improve the operation of our controls over financial reporting with respect to the technical accounting analysis of significant non-routine transactions, which includes engaging third-party subject matter experts with significant relevant experience. While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and we will not consider the material weakness remediated until our controls are operational for a sufficient period of time and tested, enabling management to conclude that the controls are operating effectively.

While the foregoing measures are intended to effectively remediate the material weakness described in this Item 4, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weakness, our management may decide to take additional measures to address the material weakness or modify the remediation steps described above. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our condensed consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting
Other than as discussed under the “Status of Remediation of Material Weakness” heading, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report and our other filings with the SEC before making investment decisions regarding our common stock.

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
•We may not be able to submit INDs or equivalent foreign applications, to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or comparable foreign regulatory authorities, may not permit us to proceed.
•We may encounter substantial delays in our clinical trials, or may not be able to conduct our trials on the timelines we expect.
•If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•We may fail to successfully manufacture our product candidates, operate our own manufacturing facility, or obtain regulatory approval to utilize or commercialize from our manufacturing facility or at a contract development and manufacturing organizations (CDMO), which could adversely affect our clinical trials and the commercial viability of our product candidates.
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
•Servier’s discontinuation of its involvement in the development of CD19 Products and Servier's disputes with Cellectis, or future disputes with us, may have adverse consequences.

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

Risks Related to Government Regulation
•The FDA, or comparable foreign authorities, may disagree with our regulatory plan and we may fail to obtain regulatory approval of our CAR T cell product candidates.
•If we, or our collaborators, are required by the FDA, or comparable foreign regulatory authorities, to obtain approval (or clearance, or certification) of a companion diagnostic device in connection with approval of one of our product candidates, and we, or our collaborators, do not obtain, or face delays in obtaining, approval (or clearance, or certification) of a companion diagnostic device, we will not be able to commercialize the product candidate, and our ability to generate revenue will be materially impaired.

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

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described below when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report, which was filed with the SEC on March 14, 2024.

Risks Related to Our Financial Position and Capital Needs
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, securing related intellectual property rights, building our product manufacturing infrastructure, including a dedicated good manufacturing practices (GMP) manufacturing facility, manufacturing our clinical product candidates and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2023, we reported a net loss of $327.3 million. For the three months ended March 31, 2024, we reported a net loss of $65.0 million. As of March 31, 2024, we had an accumulated deficit of $1.6 billion.
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

We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. For instance, the U.S. Food and Drug Administration (FDA) placed our clinical trials on hold in October 2021, which suspended our clinical programs prior to resolution of the hold in January 2022. Even if we succeed in advancing our clinical trials and commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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

As of March 31, 2024, we had $397.3 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

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

Our operations, and those of our CDMOs, contract research organizations (CROs), clinical trial sites and other contractors and consultants, could be subject to business disruptions, including those caused by earthquakes, power shortages, telecommunications failures, cybersecurity attacks, water shortages, floods, hurricanes, tsunamis, typhoons, fires, extreme weather conditions, medical epidemics or pandemics, wars and other geopolitical conflicts (such as Russia's military action against Ukraine and the Israel–Hamas conflict), bank failures, adverse legislative actions and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. It is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our initial public offering (IPO) in October 2018 and private placements and other transactions that have occurred since our incorporation, we may have experienced an “ownership change”. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Our Business and Industry

Our product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and the likelihood of obtaining regulatory approval.*

We have concentrated our research, development and manufacturing efforts on our engineered allogeneic T cell therapy and our future success depends on the successful development of this therapeutic approach. We are in the early stages of developing our platform and we have experienced significant development challenges, such as with the prior clinical hold by the FDA, and there can be no assurance that any development problems we have now or experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial facilities or partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For instance, it will take additional time and expense to transfer any product manufacturing to our own manufacturing facility for cell products (CF1), which may be further delayed if we are unable to meet regulatory conditions.

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

CAR T administration and/or the lymphodepletion that is required before administration of CAR T cells, may increase the risk of prolonged blood cell count suppression (cytopenia) or other adverse events including infections or inflammatory conditions such as cytokine release syndrome (CRS), immune effector cell-associated neurotoxicity syndrome (ICANS), and/or immune effector cell-associated hemophagocytic lymphohistiocytosis-like syndrome (IEC-HS), which can be life-threatening and results in death. These events have been observed in our clinical trials and have resulted in pausing enrollment or requiring protocol amendments. For example, in our ongoing ALLO-316 TRAVERSE trial, we implemented risk mitigation measures for IEC-HS, which delayed and increased the cost of conducting the clinical trial.

In our ALPHA3 trial, we are advancing cema-cel for the treatment of patients with LBCL who have completed R-CHOP and have attained a remission, but who still test positive for minimal residual disease (MRD). As part of this trial, under Investigational Device Exemption (IDE), we plan to use an investigational assay developed by Foresight Diagnostics to determine if a patient is MRD positive. There is a risk that the assay may not function as intended and that the assay may not be sufficiently sensitive to detect the presence of low levels of MRD or sufficiently specific to avoid unacceptable rates of false positives. In addition, there are logistical risks with collecting and sending patient samples to Foresight Diagnostics for testing, and there is a risk that the MRD assay will not be timely performed on the patient samples. If the MRD assay does not function as intended or is not timely performed on patient samples, it could negatively impact the rate of enrollment or the clinical results of the ALPHA3 trial. In addition, we are reliant on Foresight Diagnostics to perform MRD testing. A delay or failure by Foresight Diagnostics to perform MRD testing may negatively impact our ability to conduct ALPHA3 trial as planned, or prevent us from conducting ALPHA3 trial.

The clinical study requirements of the FDA, European Medicines Agency (EMA) and other comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. For example, the regulatory approval process for cema-cel based on our ALPHA3 trial is more complex because it incorporates a companion diagnostic. We also face additional challenges in obtaining regulatory approval for ALLO-647, which we use as part of our lymphodepletion regimen, and for which we would seek to obtain approval concurrently with approval of a CAR T cell product candidate. Approvals by the European Commission and FDA for existing autologous CAR T therapies, such as Kymriah and Yescarta, may not be indicative of what these regulators may require for approval of our therapies. Also, the use of healthy donor material in our allogeneic CAR T product candidates may create product variability challenges for us, and we do not yet fully understand the impact of donor variability on clinical outcomes.

More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the autologous CAR T therapies that have previously been approved. For instance, allogeneic product candidates may result in graft-versus-host disease (GvHD) or chromosomal abnormalities not experienced with autologous products. Additionally, any Phase 2 trial results, such as in the ALPHA3 trial, may not be representative of Phase 1 results, which were based on limited patients and a patient population in an advanced stage or LBCL. Even if we collect promising initial clinical data of our product candidates, longer-term data may reveal new adverse events or responses that are not durable. Unexpected clinical outcomes would significantly impact our business.

Our business is highly dependent on the success of our lead product candidates. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.*

Our business and future success depends on our ability to advance clinical development, obtain regulatory approval of, and then successfully commercialize, our lead product candidates. Because cema-cel, ALLO-316 and our B-cell maturation antigen (BCMA) program candidates are among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidates, or the failure of other allogeneic T cell therapies, including for reasons due to safety, efficacy or durability, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’

opinions in regard to the viability of our entire pipeline of allogeneic T cell therapies. For instance, all of our clinical trials were previously put on clinical hold due to an observation in the ALPHA2 trial. While the clinical hold has been resolved, we could be subject to a clinical hold in the future due to unexpected observations, adverse patient outcomes or other issues.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. The policies of the FDA, the competent authorities of the European Union Member States (EU Member States), the EMA, the European Commission and other comparable regulatory authorities responsible for clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union recently evolved. The European Union Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the European Union Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized European Union portal. Once the clinical trial approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

As we treat and re-treat more patients with our product candidates in our clinical trials, new less common side effects may also emerge or increased incidence of previously observed side effects may occur. There is a risk that the FDA or other comparable foreign regulatory authorities may not agree that sufficient mitigating procedures are included in our protocols to address such side effects, and FDA or other comparable foreign regulatory authorities may impose a clinical hold as it evaluates risks associated with such side effects and/or as we work with the agency to implement protocol amendments to appropriately manage such side effects. For instance, we observed a chromosomal abnormality that led to a previous clinical hold on our clinical trials. While our investigation concluded that the chromosomal abnormality had no clinical significance and was unrelated to our manufacturing process, our oncology manufacturing process includes gene engineering by using lentivirus and TALEN nucleases that may in the future cause insertion, deletion, or chromosomal translocation that may result in allogeneic CAR T cells to proliferate uncontrollably and adverse events. In addition, we have observed liver enzyme elevations, including one adverse event – autoimmune hepatitis – that qualified as a dose-limiting toxicity in our TRAVERSE trial.

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

In addition, for any trials that may be completed, we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

Phase 1 data from our clinical trials is limited and may change as more patient data becomes available or may not be validated in any future or advanced clinical trial.*

Data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Phase 1 results are preliminary in nature and should not be viewed as predictive of ultimate success. It is possible that such results will not continue or may not be repeated in any clinical trial of our product candidates. For instance, our Phase 2 ALPHA3 trial design is based in part on Phase 1 data from a limited number of patients treated with various doses of ALLO-501 or cema-cel manufactured using the Alloy process, and the larger Phase 2 ALPHA3 trial, which we anticipate may include both cema-cel manufactured internally at CF1 and cema-cel manufactured at a contract manufacturer, may not be consistent with the Phase 1 results. Furthermore, because ALPHA3 will include a different patient population versus our Phase 1 ALPHA2 trial, i.e, patients having MRD after front-line treatment versus patients with radiographically measurable disease after a minimum of two prior lines of treatment, it is possible that cema-cel may behave differently in terms of expansion, persistence and the ability to eradicate residual disease. In addition, our experience with our CD19 and BCMA programs indicates that manufacturing can impact clinical outcomes. The manufacturing runs we have completed and tested in the clinic are limited across our product candidates and any manufacturing variability that impacts clinical outcomes would significantly harm our business and prospects. We may also fail to develop any optimized manufacturing processes for any of our programs. Ultimately, if we cannot manufacture our product candidates with consistent and reproducible product characteristics, our ability to develop and commercialize any product candidate would be significantly impacted.

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

We may not be able to submit INDs or equivalent foreign applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or other comparable foreign regulatory authorities may not permit us to proceed.*

We plan to submit INDs or IND amendments and equivalent foreign applications for additional product candidates or indications in the future. We cannot be sure that submission of an IND or IND amendment or an equivalent foreign application will result in the FDA or other comparable foreign regulatory authorities allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect Chemistry, Manufacturing and Controls (CMC) related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs or IND amendments. For instance, if we introduce changes to the manufacturing of our product candidates, regulatory authorities may require additional studies or clinical data to support the changes, which could delay our clinical trial timelines. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, IND amendment or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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
•delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
•delays in obtaining required IRB approval or approval of other ancillary regulatory committees at each clinical study site;
•imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents uncertain or unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors for related technology that raises FDA or other comparable foreign regulatory authority concerns about risk to patients of the technology broadly; or if the FDA or other comparable foreign regulatory authorities find that the investigational protocol or plan is clearly deficient to meet its stated objectives;
•delays in recruiting suitable patients to participate in our clinical studies;
•difficulty collaborating with patient groups and investigators;
•failure by our CROs, other third parties or us to adhere to clinical study requirements;
•failure to perform in accordance with the FDA’s good clinical practices (GCP) requirements or equivalent regulatory guidelines in other countries;
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

Monitoring and managing toxicities in patients receiving our product candidates is challenging, which could adversely affect our ability to obtain regulatory approval and commercialize.*

For our clinical trials of our product candidates, we contract or will contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, these centers and hospitals may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA or other comparable foreign regulatory authorities delaying, suspending, varying, or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using our product candidates, if approved, on a commercial basis could have similar difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of our product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Challenges associated with the use of these medicines may increase with new physicians and centers administering our product candidates.

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

Since we only need to conduct a limited number of manufacturing runs to generate clinical supply, the diversity of our supply is limited during clinical trials. As a result, some patients may have antibodies to certain donor specific antigens at titers that could negatively impact the activity of our product candidates and which would render the patients ineligible for treatment. Furthermore, cellular mechanisms of allogeneic tissue rejection may limit the efficacy of our products. In addition, we have introduced an in vitro companion diagnostic (IVD) assay in the TRAVERSE trial to screen for patients with CD70+ tumors and will utilize an MRD assay in the ALPHA3 trial to screen for patients who are MRD positive, both of which are restricting or will restrict the number of patients eligible for the trials.

Development and research use of an experimental diagnostic assay or test, such as that we are using to determine CD70 expression on tumor tissue of potential participants in the TRAVERSE trial or to identify MRD positive patients in the ALPHA3 trial, may influence results of the study in expected or unexpected ways. For example, emerging safety and efficacy outcomes could lead us to impose, tighten or expand “cutoff” values of CD70 expression to determine enrollment eligibility for TRAVERSE. Assay performance or necessary changes we or our partners make to the assay(s) during development may reduce the pace of enrollment or may lead to alterations in the expected benefit risk profile as compared to results collected prior to the change. The diagnostic assay itself may not perform as expected due to identifiable or obscure factors. It is also possible that we may not be aware of such underperformance of the assay which could lead to incorrect conclusions. This could, in turn, impact enrollment and interpretation of the clinical trial results.

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

Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, monoclonal antibodies, hematopoietic cell transplantation as well as autologous CAR T cell therapies, rather than enroll patients in our clinical trial, including if our product candidates have or are perceived to have additional safety or efficacy risks or if using our product candidates may affect insurance coverage of conventional therapies. For instance, the development of autologous CAR T cell therapies continues to rapidly advance, including into earlier lines of treatment of LBCL and treatment of relapsed/refractory (R/R) multiple myeloma, as described under the section entitled "Business—Competition" included in our Annual Report. We also may experience risks associated with a new class of therapies, bispecific antibodies, which have been approved for multiple myeloma and LBCL. The compelling results and related approvals impact our ability to enroll patients with R/R multiple myeloma or LBCL in our clinical trials. Moreover, patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy or may experience a reduction in efficacy as compared to patients who are well enough and whose disease is sufficiently slow growing as to be eligible for autologous CAR T cell therapy.

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

We operate a manufacturing facility located in Newark, California that is designed to support our clinical trials and potential commercial production and worldwide distribution of allogeneic CAR T cell products for blood cancers and solid tumors. Introducing any product manufactured at our manufacturing facility into an ongoing clinical trial would be subject to FDA review, and may result in increased costs and delays in conducting such trial, submitting a biologics license application (BLA) and/or gaining FDA or other comparable foreign regulatory authority approval. Similar conditions may apply if we make process changes to our product candidates, as we plan to do for our BCMA program. In addition, any process or raw material change could introduce unacceptable product variability and impact our ability to manufacture on a consistent and reproducible basis. Ultimately, any failure or delays in manufacturing and qualification of our product candidates at our CDMO or at our own manufacturing facility could delay our clinical trials.

We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our product candidates, and the actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates. The commercial dose and treatment regimen may affect our ability to scale and will affect our cost per dose. For instance, because our anti-BCMA product candidates may require a higher dose than ALLO-501A, it is possible that it may be more difficult to scale production of our anti-BCMA product candidates to meet demand. As a result, we may never be able to develop a commercially viable product. Our manufacturing facility will also require FDA approval, and possibly similar approval from comparable foreign regulatory authorities before it can be used for commercial production, which we may never obtain. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA, EMA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with current good manufacturing practices (cGMP), and other government regulations.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock unit (RSU) awards that vest over time or upon the achievement of certain key strategic goals. The value to employees of stock options and RSU awards that vest over time or upon achieving goals have been significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We completed an option exchange program in July 2022 to alleviate the significant number of employee options that were underwater at that time. Our stock price has significantly declined since the option exchange program and a significant number of our employee options remain underwater and may not provide the intended incentive for employees to remain at our company. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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
•disagreements regarding each party’s contractual rights and obligations under our partnership agreements;
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

If our security measures, or those of our CROs, CDMOs, collaborators, contractors, consultants or other third parties with whom we work, are or were compromised or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience a material adverse impact.*

In the ordinary course of our business, we and the third parties with whom we work collect, process, receive, store, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential and sensitive information, including personal data (including health information), intellectual property, trade secrets, information we collect about patients in connection with clinical trials, and proprietary business information owned or controlled by ourselves or other parties (collectively, sensitive information). We work with certain third parties, such as CROs and CDMOs, to process our proprietary, confidential and sensitive information. We may also share or receive sensitive information with our partners, CROs, CDMOs, or other third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may also experience adverse consequences.

Cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” “hacktivists,” organized criminal threat actors, threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce and distribute our product candidates. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service credential stuffing attacks, credential harvesting, adware, ransomware, supply chain attacks, personnel misconduct or error, attacks enhanced or facilitated by AI, and other similar threats. Our information technology systems and data may also be subject to failure or disruption from software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, telecommunications failures, natural disasters such as earthquakes, fires, and floods, and other similar issues.

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

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to manufacture or deliver our product candidates.

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

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may, however, be unable to detect and remediate vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred, meaning that such vulnerabilities could be exploited. Unremediated high risk or critical vulnerabilities pose material risks to our business they may be exploited and could result in a security incident. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. We may also face heightened physical and information technology risks due to our sharing office space with other tenants at certain of our sites. Any failure to prevent or mitigate security incidents or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal, and international law and may cause a material adverse impact to our reputation, affect our ability to conduct our clinical trials and potentially disrupt our business. In addition, as many of our employees work from home at least part of the time and utilize network connections outside our premises, including while at home, or in transit, this poses increased risks to our information technology systems and data.

Applicable data protection laws, privacy policies, data protection obligations and public company disclosure obligations may require us to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may also experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims) and mass arbitration; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

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

Changes in funding for the FDA, the SEC and other government agencies including comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.*

The ability of the FDA or other comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, statutory, regulatory and policy changes, and business disruptions, such as those caused by the COVID-19 pandemic. Average review times at the agency and comparable foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies or other comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We and the third parties with whom we work are subject to stringent and evolving privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to enforcement or litigation (including class claims) and mass arbitration demands, fines or penalties, a disruption of clinical trials or commercialization of products, reputational harm, or other adverse business effects.*

In the ordinary course of business, we process sensitive information. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, such as various federal, state, local and foreign data privacy and security laws, regulations, guidance, and industry standards as well as external and internal privacy and security policies, contracts and other obligations that apply to data privacy and security and our processing of personal data and the processing of personal data on our behalf.

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

In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires covered companies to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work. Such laws may significantly impact our business activities, exemplifying the vulnerability of our business to evolving regulatory environment related to personal data and protected health information. Similar laws are being considered in other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including the interruption or degradation of our operations (such as by limiting our ability to conduct clinical trial activities in Europe and elsewhere), the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, the inability to transfer data and work with partners, vendors and other third parties, increased exposure to regulatory actions, substantial fines, and injunctions against processing personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have also ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. The United States is also increasingly scrutinizing certain data transfers and may also impose certain data localization requirements, particularly if we transfer personal data to, or process personal data of residents of, high risk or sanctioned jurisdictions.

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

Although we endeavor to comply with our applicable privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, third-party collaborators, service providers, contractors or consultants fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security obligations, we could face significant consequences including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits and inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; temporary or permanent bans or restrictions on all or some processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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
•obtaining regulatory approval, as the FDA and other comparable foreign regulatory authorities have limited experience with development of allogeneic T cell therapies for cancer; and
•establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

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

We rely on an agreement with Cellectis for exclusive rights to use TALEN technology for 15 select cancer targets, including BCMA, FLT3, CD70, DLL3, Claudin 18.2 and other targets included in our pipeline. We also rely on Cellectis, through our agreement with Servier, for exclusive rights to UCART19, ALLO-501 and cema-cel. Any other gene-editing technology used to research and develop product candidates directed at targets not covered by our existing agreements with Cellectis and Servier will require significant investment and time for advancement. In addition, the Cellectis gene-editing technology may fail to produce viable product candidates. Moreover, both Servier and Cellectis may terminate our respective agreements in the event of a material breach of the agreements, or upon certain insolvency events. Cellectis has challenged and may in the future challenge certain performance by Servier, such as its development of products licensed under the Cellectis-Servier Agreement in ALL, and any failure by those parties to resolve such matters may have an adverse impact on us. If our agreements were terminated or we required other gene editing technology, such a license or technology may not be available to us on reasonable terms, or at all, and advancing other gene editing technology would require significant resources.

Servier’s discontinuation of its involvement in the development of CD19 Products and Servier's disputes with Cellectis, or future disputes with us, may have adverse consequences.*

On September 15, 2022, Servier sent a notice of discontinuation (Discontinuation) of its involvement in the development of CD19, including the CD19 Products pursuant to the Servier Agreement. Additionally, in December 2022, Servier sent us a notice for material breach due to our purported refusal to allow an audit of certain manufacturing costs under our cost share arrangement. We subsequently agreed to a review of our manufacturing costs of CD19 Products. In July 2023, Servier sent us a second notice for material breach alleging that we overcharged Servier based on Servier and its accounting firm’s review of costs eligible for cost-sharing under the Servier Agreement.

In May 2024 we entered into the Servier Amendment which we believe resolves all current disputes with Servier including those raised in Servier’s December 2022 and July 2023 correspondence, and which includes mutual waivers and releases with respect to such disputes. In addition, under the Servier Amendment Servier agreed to expand our licensed territory under the Servier Agreement to include the European Union and the United Kingdom, and granted us an option, under certain circumstances, to expand the territory further to include China (including Hong Kong) and Japan. Although we have resolved all current disputes with Servier, there can be no assurance that we will not have future disputes with Servier regarding our respective rights and obligations under our agreements and any future dispute could jeopardize our CD19 Products license, the loss of which would have a significant adverse impact on our business, financial condition, and prospects.

Under the Servier Agreement, Servier sublicenses to us certain rights it has licensed from Cellectis relating to Cellectis’ TALEN gene editing technology pursuant to the Servier-Cellectis Agreement. In its Form 20-F filed in April 2024 with the SEC, Cellectis states that it does not believe that: (1) the Servier-Cellectis Agreement permits Servier to grant a world-wide sub-license to us; and (2) Servier has not complied with its performance obligations under the Servier-Cellectis Agreement, which Cellectis believes may involve material breaches thereof. Cellectis has initiated an arbitration proceeding against Servier through the Centre de Médiation et d'Arbitrage de Paris, wherein Cellectis is seeking a decision terminating the Servier-Cellectis Agreement, and seeking certain compensation. Cellectis has asserted that a favorable determination by the arbitral tribunal, if achieved, would return development and commercialization rights for the licensed products back to Cellectis. Although Servier has advised us that they believe Cellectis’ claims are without merit, there is a risk that Cellectis may prevail in the arbitration and terminate the Servier-Cellectis Agreement. Additionally, although we believe the Servier-Cellectis Agreement grants Servier the right to grant sublicenses without further consent from Cellectis, there is a risk that Cellectis may challenge the expansion of our territory under the Servier Agreement to regions outside the US. The Servier Agreement provides us with certain rights to obtain a direct license with Cellectis in the event the Servier-Cellectis Agreement is terminated, however, there can be no assurance that we will be able to obtain such a direct license. Additionally, although the Servier-Cellectis Agreement grants Servier the right to grant sublicenses without further consent from Cellectis, there is a risk that Cellectis could seek to challenge the expansion of our rights under the Servier Agreement to include the European Union and the United Kingdom. The termination of the Servier-Cellectis Agreement, our failure to obtain a direct license with Cellectis after such termination, or a successful challenge to the territorial expansion of our rights under the Servier Agreement would have a significant adverse impact on our business, financial condition, and prospects.

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

In the prior CALM and PALL trials, a commercially available monoclonal antibody, alemtuzumab, that binds CD52 was used. Alemtuzumab is known to have risk of causing certain adverse events. In 2020, within the context of a procedure based on Article 20 of Regulation 726/2204 (EMA Regulation), the EMA completed a pharmacovigilance review of alemtuzumab in the context of the treatment of multiple sclerosis following reports of immune-mediated conditions and problems affecting the heart and blood vessels, including fatal cases. The EMA recommended that alemtuzumab should not be used in patients with certain heart, circulation or bleeding disorders or in patients who have autoimmune disorders other than multiple sclerosis. The EMA also recommended that alemtuzumab only be given in a hospital with ready access to intensive care facilities and specialists who can manage serious adverse reactions. The use of our anti-CD52 antibody may result in the same or similar adverse events as alemtuzumab, and we have chosen to administer our product candidates at trial centers experienced at managing patients with advanced malignancies as well as toxicities associated with immunomodulatory therapies, which significantly limits the sites that are eligible to participate in our clinical trials. If the EMA or other regulatory agencies further limit the use of alemtuzumab or anti-CD52 antibodies, our clinical program would be adversely affected.

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

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We have built CF1 and are in the process of transitioning the manufacturing of certain product candidates to our manufacturing facility. Manufacturing product candidates in our own facility requires that we meet certain regulatory conditions, which may delay or extend our clinical trial timelines. As we transition more manufacturing to CF1, there is a risk that we may need to re-engage our CDMO to manufacture material, which would be costly and there is a risk that the CDMO may be unavailable or may fail in manufacturing, such as due to the CDMO having to retrain its personnel, or train new personnel, to manufacture our material.

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

In addition, our actual and potential future reliance on a limited number of third-party manufacturers exposes us to the following risks:
•We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA or other comparable foreign regulatory authorities may have questions regarding any replacement contractor. This may require new testing and regulatory interactions. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA or other comparable foreign regulatory authorities questions, if any.
•Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.
•Contract manufacturers may not be able to execute our manufacturing procedures appropriately.
•Contract manufacturers may be subject to adverse legislative actions.
•Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies or other comparable foreign regulatory authorities to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.
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

Our contract manufacturers would also be subject to the same risks we face in developing our own manufacturing capabilities, as described above. Our current and potential future CDMOs may also be required to shut down in response to health epidemics or pandemics, or they may prioritize manufacturing for therapies or vaccines for other diseases. In addition, our CDMOs have certain responsibilities for storage of raw materials and in the past have lost or failed to adequately store our raw materials. We also rely on third parties to store our released product candidates, and any failure to adequately store our product candidates could result in significant delay to our development timelines. Any additional or future damage or loss of raw materials or product candidates could materially impact our ability to manufacture and supply our product candidates. Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or other comparable foreign regulatory authorities or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.

In addition, we rely on third parties to perform release tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm.

We rely on T cells from healthy donors to manufacture our product candidates, and if we do not obtain an adequate supply of T cells from qualified donors, development of those product candidates, or commercialization, if approved, may be adversely impacted.*

Unlike autologous CAR T companies, we are reliant on receiving healthy donor material to manufacture our product candidates. Healthy donor T cells vary in type and quality, and this variation makes producing standardized product candidates more difficult and makes the development and commercialization pathway of those product candidates more uncertain. We have developed a screening process designed to enhance the quality and consistency of T cells used in the manufacture of our CAR T cell product candidates, but the manufacturing runs we have completed and tested in the clinic are limited across our product candidates. As we gain experience, we may find that our screening process fails to identify suitable donor material and we may discover unacceptable variability with the material after production. We may also have to update our specifications for new risks that may emerge, such as to screen for new viruses or chromosomal abnormalities.

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

In addition, vendors face challenges in obtaining donor material. While we have donor material on hand, if our vendors are unable to secure donor material, we may no longer have sufficient donor material to manufacture our product candidates.

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

In addition, many of our suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, including generating data required for a BLA and in non-routine circumstances like an FDA or other comparable foreign regulatory authorities inspection or medical crisis, such as widespread contamination.

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

Risks Related to Government Regulation

The FDA and other comparable foreign regulatory approval processes are lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.*

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and comparable foreign regulatory authorities. We are not permitted to market any biological drug product in the United States or elsewhere until we receive approval of a BLA from the FDA or equivalent approvals from other comparable foreign regulatory authorities. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign regulatory authorities. A BLA or equivalent foreign application must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA or equivalent foreign application must also include significant information regarding CMC matters for the product, and any delay or failure in generating such data to meet the evolving CMC regulatory requirements would delay any BLA filing or equivalent foreign application.

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA or other comparable foreign regulatory authorities have limited experience with commercial development of allogeneic T cell therapies for cancer. We may also request clinical trial initiation or regulatory approval of future CAR-based product candidates by target, regardless of cancer type or origin, which the FDA or other comparable foreign regulatory authorities may have difficulty accepting. The FDA or other comparable foreign regulatory authorities may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials, as the FDA or comparable foreign regulatory authorities often adheres to the Advisory Committee’s recommendations. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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
•obtaining approval at each clinical trial site by an independent IRB or a positive opinion from an Ethics Committee;

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

We could also encounter future delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles, or with respect to the ALPHA3 trial, in lieu of observation alone. Further, a clinical trial may be suspended or terminated by us, the Institutional Review Boards (IRBs) or Ethics Committees for the institutions in which such trials are being conducted or by the FDA or other comparable foreign regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other comparable foreign regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by any Data Safety Monitoring Committee. The FDA or other comparable foreign regulatory authorities’ review of our data of our clinical trials may, depending on the data, also result in the delay, suspension or termination of one or more of our clinical trials, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

The regulatory landscape that will govern our product candidates is uncertain; regulations relating to more established gene therapy and cell therapy products are still developing, and changes in regulatory requirements could result in delays or discontinuation of development of our product candidates or unexpected costs in obtaining or maintaining any regulatory approval.*

Because we are developing novel CAR T cell immunotherapy product candidates that are unique biological entities, the regulatory requirements that we will be subject to are not entirely clear. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing and guidance from regulatory authorities may continue to change in the future.

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

Complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. For example, in the European Union a special committee called the Committee for Advanced Therapies (CAT) was established within the EMA in accordance with Regulation (EC) No 1394/2007 on advanced-therapy medicinal products (ATMPs) to assess the quality, safety and efficacy of ATMPs, and to follow scientific developments in the field. ATMPs include gene therapy products as well as somatic cell therapy products and tissue engineered products. In this regard, on May 28, 2014, the EMA issued a recommendation that UCART19 be considered a gene therapy product under Regulation (EC) No 1394/2007 on ATMPs. We cannot conclude that our product candidates will receive a similar recommendation.

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

The FDA or comparable foreign regulatory authorities may disagree with our regulatory plan and we may fail to obtain regulatory approval of our CAR T cell product candidates.*

The general approach for FDA or comparable foreign regulatory authorities approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect ongoing FDA, EMA, or comparable foreign regulatory authorities feedback on our trials, some of which may lead to changes in the trials, which could cause future delays to our trials. In addition, even if we believe the results are sufficiently compelling, such as for the ALPHA2 (CLL) and ALPHA3 trials, the FDA, EMA, or comparable foreign regulatory authorities could ultimately require longer-term follow-up results, additional data from our clinical trials or additional trials that could delay or prevent our first BLA submission. The FDA, EMA, or comparable foreign regulatory authorities may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA, EMA, or comparable foreign regulatory authorities may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.

If the FDA or European Commission grant accelerated approval for our product candidates, as a condition for accelerated approval, the FDA or the European Commission may require us to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. The FDA or European Commission may ultimately refuse to grant accelerated approval for our product candidates and require a Phase 3 clinical trial prior to approval, particularly since our product candidates represent a novel treatment. In addition, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA, the European Commission, or other regulatory agencies requesting additional studies to show that our product candidate is superior to the new products.

Our clinical trial results may also not support approval. In addition, our product candidates could be delayed in receiving approval or fail to receive regulatory approval for many reasons, including the following:
•the inability to resolve any future clinical hold;
•the FDA, EMA, or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA, EMA, or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;

•the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA, or comparable foreign regulatory authorities for approval, including due to the heterogeneity of patient populations;
•we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
•the FDA, EMA, or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA, EMA, or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
•the FDA, EMA, or comparable foreign regulatory authorities will review extensive CMC data, our manufacturing process and inspect the relevant commercial manufacturing facility and may not approve our manufacturing process or facility;
•the approval policies or regulations of the FDA, EU, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•we may be unable to agree on any required pediatric investigation plan with regulatory authorities prior to any BLA filing.

We may be unable to obtain regulatory approval for ALLO-647 in a timely manner or at all, which could delay any approval or commercialization of our allogeneic T cell product candidates.*

As we are concurrently developing ALLO-647 to be used as part of the lymphodepletion regimen for our allogeneic CAR T cell product candidates, mapping a co-development path for dual approval of ALLO-647 and any of our CAR T cell product candidates and coordinating concurrent review with different divisions of competent regulatory authorities. As an example, the divisions of the FDA create additional regulatory uncertainty for us and may delay the development of our product candidates. We expect the Center for Drug Evaluation and Research division of the FDA to exercise authority over the regulatory approval of ALLO-647 while the CBER division will oversee the regulatory approval of our allogeneic CAR T cell product candidates.

In addition, the FDA is requiring us to demonstrate the overall contribution of ALLO-647 to the benefit to risk ratio of the lymphodepletion regimen for cema-cel. We plan to assess ALLO-647 through part one of the ALPHA3 trail. Some clinical trial sites may elect not to participate, and we cannot be certain when or whether we will be able to successfully enroll the ALPHA3 trial in a timely manner or that the outcome of this study will support FDA approval of both cema-cel and ALLO-647. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic CAR T cell product candidates. We anticipate that the EMA, or comparable foreign regulatory authorities will impose equivalent obligations as part of the marketing authorization process in their territory.

If we, or our collaborators, are required by the FDA, or comparable foreign regulatory authorities, to obtain approval (or clearance, or certification) of a companion diagnostic device in connection with approval of one of our product candidates, and we, or our collaborators, do not obtain, or face delays in obtaining, approval (or clearance, or certification) of a companion diagnostic device, we will not be able to commercialize the product candidate, and our ability to generate revenue will be materially impaired.*

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. For example, we are collaborating with Foresight Diagnostics as part of our clinical trial enrollment process for ALPHA3 to identify patients with MRD that we believe may be most likely to benefit from treatment with cema-cel. The process of validating such diagnostic can be time consuming and costly.

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable foreign regulatory authorities, and, to date, the FDA has generally required premarket approval of companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a therapeutic product, the FDA requires that the companion diagnostic be approved before, or concurrent with, approval of the therapeutic product and before a product can be commercialized. In the EEA, companion diagnostics are deemed to be in vitro diagnostic medical devices (IVDs) and are governed by Regulation 2017/746 (IVDR). IVDs, including companion diagnostics, must conform with the general safety and performance requirements (GSPR)

of the IVDR. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPR laid down in Annex I to the IVDR, and obtain the right to affix the CE mark, IVD manufacturers must conduct a conformity assessment procedure, which varies according to the type of IVD and its classification. Companion diagnostics must undergo a conformity assessment by a Notified Body. If the related medicinal product has, or is in the process of, been authorised through the centralized procedure for the authorization of medicinal products, the notified body will, before it can issue a CE Certificate of Conformity, be required to seek a scientific opinion from the EMA on the suitability of the companion diagnostic for use in relation to the medicinal product concerned. For medicinal products that have or are in the process of authorisation through any other route provided in European Union legislation, the Notified Body must seek the opinion of the national competent authority of an EU Member State. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who are determined to have MRD that the companion diagnostic was developed to detect.

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

Our ALPHA3 trial design requires the use of Foresight Diagnostics’ PhasED-Seq Circulating Tumor DNA Platform as a companion diagnostic for cema-cel. Foresight Diagnostics intends to file an IDE with the FDA seeking approval of PhasEd-Seq as a companion diagnostic. There can be no assurance that Foresight Diagnostic will timely file its IDE, or that the FDA will approve Foresight Diagnostics’ IDE, which could significantly delay the start of our ALPHA3 trial. Additionally, Foresight Diagnostics has not sought approval of PhasEd-Seq in the EU, and there can be no assurance that Foresight Diagnostics will be able to do so in a timely manner, or at all, to support approval of cema-cel in the EU.

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

We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.*

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable Care Act) to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty and could have a material adverse effect on the future commercial prospects for our biological products.

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

The European Union provides opportunities for data and market exclusivity for innovative medicinal products in relation to which marketing authorization is granted. Upon grant of marketing authorization, innovative medicinal products are generally entitled to benefit from eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess an application for marketing authorization for a generic or a biosimilar for eight years from the date of authorization of the innovative product, after which an application may be made for authorization of a generic or biosimilar, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the European Union until 10 years have elapsed from the initial marketing authorization of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.*

The use of engineered T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. We expect physicians in the large bone marrow transplant centers to be particularly important to the market acceptance of our products and we may not be able to educate them on the benefits of using our product candidates for many reasons. For example, certain of the product candidates that we will be developing target a cell surface marker that may be present on cancer cells as well as non-cancerous cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:
•the clinical indications for which our product candidates are approved;
•physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
•the potential and perceived advantages of our product candidates over alternative treatments;
•the prevalence and severity of any side effects;
•product labeling or product insert requirements of the FDA or other comparable foreign regulatory authorities;
•limitations or warnings contained in the labeling approved by the FDA or other comparable foreign regulatory authorities;
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

For example, we previously had a dispute with Servier regarding our respective rights and obligations under the Servier Agreement. In May 2024, we entered into the Servier Amendment with Servier which amended the Servier Agreement and resolved all pending disputes between us and Servier. There can be no assurance that further disputes with Servier will not arise or that we would be able to amicably settle any such further disputes. If other disputes arise over intellectual property that we have licensed, or license in the future, it could prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, and we may be unable to successfully develop and commercialize the affected product candidates.

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

Under the Servier Agreement, we have an exclusive license to develop and commercialize certain anti-CD19 allogeneic T cell product candidates, including cema-cel, and we hold the commercial rights to these product candidates in the United States, the European Union and the United Kingdom. We also have an exclusive worldwide license from Cellectis to its TALEN gene-editing technology for the development of allogeneic T cell product candidates directed against 15 different cancer antigens. The Servier Agreement gives us access to TALEN gene-editing technology for all product candidates under the agreement. Certain intellectual property which is covered by these agreements may have been developed with funding from the U.S. government. If so, our rights in this intellectual property may be subject to certain research and other rights of the government.

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

For so long as we remain a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-

Oxley Act. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.*

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2024. For a discussion of management’s consideration of the material weakness identified, see Part I Item 4: Controls and Procedures included in this Quarterly Report.

To respond to this material weakness, we plan to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we continue to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements, which include retaining third-party subject matter experts with significant relevant experience to help with accounting treatment of significant non-routine transactions. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We can give no assurance that the measures we are implementing will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Servier Amendment

On May 10, 2024, we entered into the Servier Amendment with Servier, pursuant to which the parties settled their disputes relating to each party’s performance under the Servier Agreement. The parties agreed to waive any and all outstanding claims that were asserted relating to alleged violations of the Servier Agreement, including all claims that such party was entitled to various payments or refunds from the other party under the Servier Agreement, and any and all claims that either party now has or may have in the future related to such outstanding claims, and mutual releases with respect to such claims were granted.

Additionally, the Servier Amendment expanded our territory under the Servier Agreement to include the European Union and the United Kingdom, and provides for an option to further expand our territory to include China and Japan. Under the Servier Amendment all of our future milestone payments (regulatory and sales) under the Servier Agreement are modified to be the same as, and to coincide with, Servier’s milestone payments to Cellectis under the Servier-Cellectis Agreement. The Servier Amendment also modified the royalties payable under the Servier Agreement. See Note 13. Subsequent Events to our condensed consolidated financial statements included elsewhere in this report for further description of the Servier Amendment.

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

10.1+	Non-employee director compensation policy, as amended.

10.2* ‡
Amended and Restated Collaboration and License Agreement, dated January 17, 2024, by and between the Registrant and Notch Therapeutics Inc. (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.3*
Strategic Collaboration Agreement, dated January 3, 2024, by and between Foresight Diagnostics, Inc. and the Registrant (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

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

+ Indicates management contract or compensatory plan.
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

Date: May 13, 2024	By:	/s/ David Chang
David Chang, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Geoffrey Parker
Geoffrey Parker
Chief Financial Officer (Principal Financial and Accounting Officer)