Form 10-Q
period 2024-06-30
Allogene Therapeutics, Inc.
filed 2024-08-07
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 2, 2024, the registrant had 209,111,516 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$170,667	$83,155
Short-term investments	273,961	365,542
Prepaid expenses and other current assets	12,496	10,418
Total current assets	457,124	459,115
Operating lease right-of-use asset	58,385	63,703
Property and equipment, net	92,080	99,478
Deposit placed in escrow	21,429	—
Restricted cash	10,292	10,292
Other long-term assets	6,439	6,604
Equity method investments	1,134	3,645
Total assets	$646,883	$642,837
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,936	$5,897
Accrued and other current liabilities	24,369	31,182
Total current liabilities	37,305	37,079
Lease liability, noncurrent	86,989	88,346
Other long-term liabilities	7,551	5,179
Total liabilities	131,845	130,604
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares were issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 209,049,485 and 168,642,238 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	209	169
Additional paid-in capital	2,209,200	2,075,252
Accumulated deficit	(1,693,591)	(1,562,233)
Accumulated other comprehensive loss	(780)	(955)
Total stockholders’ equity	515,038	512,233
Total liabilities and stockholders’ equity	$646,883	$642,837
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue - related party	$—	$22	$22	$52
Operating expenses:
Research and development	50,355	62,038	102,614	142,276
General and administrative	16,087	18,524	33,354	37,408
Impairment of long-lived assets	4,989	—	4,989	—
Total operating expenses	71,431	80,562	140,957	179,684
Loss from operations	(71,431)	(80,540)	(140,935)	(179,632)
Other income (expense), net:
Interest and other income, net	4,988	3,778	10,421	5,837
Other income and expense, net	85	(2,470)	(844)	(5,405)
Total other income (expense), net	5,073	1,308	9,577	432
Net loss	(66,358)	(79,232)	(131,358)	(179,200)
Other comprehensive loss:
Net unrealized gain on available-for-sale investments	147	2,083	175	6,075
Net comprehensive loss	$(66,211)	$(77,149)	$(131,183)	$(173,125)
Net loss per share, basic and diluted	$(0.35)	$(0.54)	$(0.73)	$(1.23)
Weighted-average number of shares used in computing net loss per share, basic and diluted	190,026,638	146,795,826	179,577,500	145,685,993
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2023	168,642,238	$169	$2,075,252	$(1,562,233)	$(955)	$512,233
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,551,729	1	793	—	—	794
Vesting of early exercised common stock	—	—	532	—	—	532
Stock-based compensation	—	—	11,924	—	—	11,924
Employee stock purchase plan	259,000	—	856	—	—	856
Net loss	—	—	—	(65,000)	—	(65,000)
Net unrealized gain on available-for-sale investments	—	—	—	—	28	28
Balance - March 31, 2024	170,452,967	170	2,089,357	(1,627,233)	(927)	461,367
Issuance of common stock upon exercise of stock options and vesting of RSU's	415,483	1	18	—	—	19
Stock-based compensation	—	—	13,559	—	—	13,559
Issuance of common stock from ATM offering	250,000	—	1,021	—	—	1,021
Issuance of common stock from registered offering, net of commissions and offering costs of $4.7 million	37,931,035	38	105,245	—	—	105,283
Net loss	—	—	—	(66,358)	—	(66,358)
Net unrealized gain on available-for-sale investments	—	—	—	—	147	147
Balance - June 30, 2024	209,049,485	$209	$2,209,200	$(1,693,591)	$(780)	$515,038

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2022	144,438,304	$144	$1,911,632	$(1,234,968)	$(9,926)	$666,882
Issuance of common stock upon exercise of stock options and vesting of RSUs	942,276	1	(1)	—	—	—
Vesting of early exercised common stock	—	—	603	—	—	603
Stock-based compensation	—	—	18,770	—	—	18,770
Employee stock purchase plan	359,753	1	1,730	—	—	1,731
Net loss	—	—	—	(99,968)	—	(99,968)
Net unrealized gain on available-for-sale investments	—	—	—	—	3,992	3,992
Balance - March 31, 2023	145,740,333	146	1,932,734	(1,334,936)	(5,934)	592,010
Issuance of common stock from ATM offering, net of commissions and offering costs of $1.6 million	20,288,330	20	87,898	—	—	87,918
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,105,001	1	1,605	—	—	1,606
Vesting of early exercised common stock	—	—	432	—	—	432
Stock-based compensation	—	—	16,594	—	—	16,594
Net loss	—	—	—	(79,232)	—	(79,232)
Net unrealized gain on available-for-sale investments	—	—	—	—	2,083	2,083
Balance - June 30, 2023	167,133,664	$167	$2,039,263	$(1,414,168)	$(3,851)	$621,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(131,358)	$(179,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	25,483	35,364
Depreciation and amortization	7,199	7,150
Net amortization/accretion on investment securities	(4,998)	(566)
Impairment of long-lived assets	4,989	—
Non-cash rent expense	(151)	357
Non-cash collaboration revenue - related party	(14)	(34)
Share of loss from equity method investments, net	554	5,370
Changes in operating assets and liabilities:
Deposit placed in escrow	(21,429)	—
Prepaid expenses and other current assets	(1,953)	1,365
Other long-term assets	2,122	(55)
Accounts payable	6,690	(3,233)
Accrued and other current liabilities	(6,670)	5,607
Other long-term liabilities	49	(621)
Net cash used in operating activities	(119,487)	(128,496)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(1,323)
Proceeds from sales of investments	—	5,623
Proceeds from maturities of investments	220,493	296,309
Purchase of investments	(123,739)	(170,514)
Net cash provided by investing activities	96,746	130,095
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	1,021	87,918
Proceeds from issuance of common stock from registered offering, net of commissions and issuance costs	105,283	—
Proceeds from CIRM award	2,280	—
Proceeds from issuance of common stock upon exercise of stock options	813	1,606
Proceeds from issuance of common stock under the employee stock purchase plan	856	1,731
Net cash provided by financing activities	110,253	91,255
Net change in cash and cash equivalents and restricted cash	87,512	92,854
Cash and cash equivalents and restricted cash — beginning of period	93,447	72,196
Cash and cash equivalents and restricted cash — end of period	$180,959	$165,050
Non-cash operating activities:
Right-of-use asset obtained in exchange for lease liability	$2,409	$—
Non-cash deferred revenue included in other long-term liabilities	$3,079	$3,122
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(6,173)	$(5,989)
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

Registered Offering

On May 13, 2024, the Company entered into (i) an underwriting agreement (Underwriting Agreement) with Goldman Sachs & Co. LLC (Underwriter) and (ii) a Securities Purchase Agreement (Securities Purchase Agreement)    with certain members of the Company’s Board of Directors and executive officers or their respective affiliates (Purchasers), pursuant to which the Company sold and issued to the Underwriter and the Purchasers an aggregate of 37,931,035 shares of common stock of the Company at a purchase price of $2.90 per share, in a registered offering transaction (Registered Offering) for aggregate gross proceeds of $110.0 million, before deducting the underwriting discount and commissions and estimated offering expenses payable by the Company. The Registered Offering closed on May 16, 2024. The aggregate fee payable by the Company to the Underwriter was $4.7 million, plus the reimbursement of certain expenses. The Purchasers purchased an aggregate of 1,034,484 shares of common stock of the Company in the Registered Offering.

Need for Additional Capital

The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company's product candidates.

The Company had cash and cash equivalents and investments of $444.6 million as of June 30, 2024. Since inception through June 30, 2024, the Company has incurred cumulative net losses of $1,693.6 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
The condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity as of June 30, 2024 and 2023, the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2024, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report, with exception of the following.
California Institute for Regenerative Medicine (CIRM) Award
Accounting for the CIRM award does not fall under ASC 606, Revenue from Contracts and Customers, as CIRM does not meet the definition of a customer. No income associated with the CIRM award will be recognized until it is confirmed with CIRM that the award does not require repayment. Until then such award will be recognized, along with any interest, as a long-term liability upon cash receipt. See Note 5 below for more details.
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
There were no Level 3 assets or liabilities as of June 30, 2024 and as of December 31, 2023.

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2024 and as of December 31, 2023 are presented in the following tables:

	June 30, 2024
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$161,543	$—	$—	$161,543
Commercial paper	—	4,945	—	4,945
Corporate bonds	—	104,841	—	104,841
U.S. treasury securities	127,041	—	—	127,041
U.S. agency securities	—	37,134	—	37,134
Total financial assets	$288,584	$146,920	$—	$435,504

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$78,536	$—	$—	$78,536
Corporate bonds	—	97,166	—	97,166
U.S. treasury securities	229,516	—	—	229,516
U.S. agency securities	—	38,860	—	38,860
Total financial assets	$308,052	$136,026	$—	$444,078
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.
4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of June 30, 2024 and as of December 31, 2023 are presented in the following tables:

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$161,543	$—	$—	$161,543
Commercial paper	4,949	—	(4)	4,945
Corporate bonds	104,953	9	(121)	104,841
U.S. treasury securities	127,187	—	(146)	127,041
U.S. agency securities	37,208	—	(74)	37,134
Total cash equivalents and investments	$435,840	$9	$(345)	$435,504

Classified as:
Cash equivalents				$161,543
Short-term investments				273,961
Long-term investments				—
Total cash equivalents and investments				$435,504

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$78,536	$—	$—	$78,536
Corporate bonds	97,265	113	(212)	97,166
U.S. treasury securities	229,563	132	(179)	229,516
U.S. agency securities	39,225	—	(365)	38,860
Total cash equivalents and investments	$444,589	$245	$(756)	$444,078

Classified as:
Cash equivalents				$78,536
Short-term investments				365,542
Long-term investments				—
Total cash equivalents and investments				$444,078
As of June 30, 2024, the remaining contractual maturities of available-for-sale securities were less than 1 year. There were no significant realized losses on available-for-sale securities for the three and six months ended June 30, 2024. Realized losses on available-for-sale securities for the three and six months ended June 30, 2023 were zero and $1.0 million, respectively. As of June 30, 2024, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of June 30, 2024 and December 31, 2023, securities with a fair value of $17.7 million and $48.4 million, respectively, were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
As of June 30, 2024 and December 31, 2023, the Company recognized $2.0 million and $1.7 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed consolidated balance sheets.
5.         Balance Sheet Components
Property and Equipment, Net
Property and Equipment consist of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Leasehold improvements	107,655	108,621
Laboratory equipment	31,953	33,157
Computer equipment and purchased software	4,663	4,663
Furniture and fixtures	4,171	4,121
Total	148,442	150,562
Less: accumulated depreciation	(56,362)	(51,084)
Total property and equipment, net	$92,080	$99,478
The Company has determined it operates in a single operating segment and has one reportable segment. The Company reviews for indicators of impairment on quarterly basis which include the change in how its property is being used.
In June 2024, the Company made a decision to sublease one of its leased buildings in South San Francisco. The Company vacated and ceased occupancy of this building in June 2024 and currently the Company is actively marketing the leased building for sublease. In connection with the preparation of these condensed consolidated financial statements, the

Company determined that the change in how this building is being used could indicate impairment. The Company identified this to be sublet property as a separate asset group for purposes of long-lived asset impairment assessment. The Company concluded that the carrying value of this to be sublet property asset group was not recoverable and the estimated fair value of this asset group was below its carrying value. The lower fair value of this asset group was mainly due to the lower estimated sublease income compared to the lease payments in accordance with the initial operating lease agreement and higher discount rate. The Company applied a discounted cash flow method to estimate fair value of its right-of-use asset and leasehold improvements. Based on this analysis, the Company concluded the fair value of the right-of-use asset and leasehold improvements of $2.5 million was lower than its net book value of $7.5 million. The Company recognized a pre-tax long-lived asset impairment charge of $5.0 million on the right-of-use asset and leasehold improvements for the three and six months ended June 30, 2024.
The determination of the fair value of the Company’s asset group related to the to be sublet property that is currently being marketed for sublease purposes represents a Level 3 nonrecurring fair value measurement. Calculating the fair value of the asset involves significant estimates and assumptions. These estimates and assumptions include, among other things, expected sublease rental income of $4.0 million and risk-adjusted annual discount rate of 9%. Changes in the factors and assumptions used could materially affect the amount of impairment loss recognized in the period the asset was considered impaired.
Accrued and Other Current Liabilities
On January 4, 2024, the Company’s Board of Directors approved a reduction in the Company’s workforce of approximately 22% of the Company’s employees in connection with the Company’s pipeline prioritization and clinical development strategy. The reduction in workforce was completed by June 30, 2024. During the six months ended June 30, 2024, the Company paid approximately $2.8 million for severance and other employee benefits. As of June 30, 2024, $0.3 million of the severance and other employee benefits accrual was included in accrued and other current liabilities on the condensed consolidated balance sheet.
CIRM Award
On April 26 2024, the Company was awarded $15.0 million from CIRM to support the clinical development of ALLO-316, an AlloCAR TTM investigational product targeting CD70 in development for the treatment of advanced or metastatic renal cell carcinoma (RCC).
Pursuant to terms of the award, the disbursements are tied to the achievement of specified operational milestones. In addition, the terms of the award include a co-funding requirement pursuant to which the Company is required to spend up to approximately $25.9 million of its own capital to fund the CIRM funded research project. The award was made in accordance with the CIRM Grants Administration Policy for Clinical Stage Projects which may require the award to be repaid by the Company. Under the terms of the CIRM award, the Company is obligated to pay royalties based on a low single digit royalty percentage on net sales of CIRM-funded product candidate. The maximum royalty that the Company may be required to pay to CIRM is equal to nine times the total amount awarded and paid to the Company.
After completing the CIRM funded research project and at any time after the award period end date (but no later than the ten-year anniversary of the date of the award), the Company has the right, upon its election, to convert the award into a loan. The terms of conversion into a loan will be determined based on various factors and could result in 80% to 100% plus interest at 10% per annum plus the Secured Overnight Financing Rate of the total award dependent upon the phase of clinical development of the product candidate at the time of the Company's election to be repaid to CIRM.
No income associated with the CIRM award will be recognized until it is confirmed with CIRM that the award does not require repayment. Upon cash receipt, the CIRM award and accrued interest will be recognized as other long-term liabilities on the Company’s balance sheet.
The Company received $2.3 million from CIRM through June 30, 2024 and accounted for the proceeds as a liability within other long-term liabilities on the condensed consolidated balance sheet.
6.         License and Collaboration Agreements
Asset Contribution Agreement with Pfizer

In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets, including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three and six months ended June 30, 2024 or 2023.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses in the condensed consolidated statements of operations. For the three and six months ended June 30, 2024 and 2023, no clinical development milestones were achieved.
Exclusive License Agreement with Servier
As part of the Pfizer Agreement, Pfizer assigned to the Company an Exclusive License Agreement (the Original Servier Agreement), with Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS (collectively, Servier) to develop, manufacture and commercialize certain allogeneic anti-CD19 CAR T cell product candidates, including UCART19, in the United States with the option to obtain the rights over additional anti-CD19 product candidates and for allogeneic CAR T cell product candidates directed against one additional target. In October 2019, the Company agreed to waive its rights to the one additional target.

Under the Original Servier Agreement, the Company has an exclusive license to develop, manufacture and commercialize licensed products directed against CD19, including UCART19, ALLO-501 and cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) (collectively, CD19 Products) in the field of anti-tumor adoptive immunotherapy in the United States, with an exclusive option to obtain the same rights for additional product candidates in the United States and, if Servier does not elect to pursue development or commercialization of those product candidates in certain markets outside of the United States pursuant to its license, outside of the United States as well. The Company is not required to make any additional payments to Servier to exercise an option. If the Company opts-in to another product candidate, Servier has the right to obtain rights to such product candidate outside the United States and to share development costs for such product candidate.
On May 10, 2024, the Company and Servier entered into an Amendment and Settlement Agreement with Servier (the Servier Amendment) which restructured the parties’ relationship under the Original Servier Agreement (as amended, the Servier Agreement). The Company’s licensed territory was expanded to include the European Union and the United Kingdom. The Company was also granted an option to further extend its licensed territory to include China and Japan upon the objective showing of sufficient resources to develop licensed products in those countries, which could be met through the Company entering into a strategic partnership covering those countries. Additionally, the Company agreed to waive certain of its rights under the Original Servier Agreement to elect a conversion of its license to the CD19 Products to a worldwide license. Under the Servier Agreement, the Company is required to use commercially reasonable efforts to develop, manufacture and commercialize a CD19 Product.
Under the Servier Agreement, Servier sublicenses to the Company certain rights which Servier licenses from Cellectis pursuant to a first development and commercialization agreement, dated February 7, 2014, by and between Cellectis and Servier (as amended, the Servier-Cellectis Agreement). As amended by the Servier Amendment, all of the Company’s future milestone payments (regulatory and sales) under the Original Servier Agreement were modified to be the same as, and to coincide with, Servier’s milestone payments to Cellectis that are required under the Servier-Cellectis Agreement. The Servier

Agreement provides for aggregate potential milestone payments by the Company to Servier of up to €75.0 million upon successful completion of various regulatory milestones and first commercial sale milestones in the United States, European Union and the United Kingdom for the initial indication of each licensed product, of which €60.0 million remains for the initial indication for cema-cel, with additional payments of €55.0 million, due for each subsequent indication, of which €50.0 million remains for the first subsequent indication for cema-cel, and aggregate potential payments by the Company to Servier of up to €80.0 million upon achievement of certain net sales milestones for each licensed product. Should Servier’s rights and obligations under the Servier-Cellectis Agreement be assigned to the Company, these milestone payments would terminate, and the Company would assume Servier’s milestone payment obligation to Cellectis. In the absence of any such assignment, Servier will remain responsible for making milestone payments that may be due to Cellectis under the Servier-Cellectis Agreement.
The Company transferred €20.0 million into an escrow account in connection with a potential future milestone payment, which is included in the remaining €60.0 million in milestone payments referenced above for the initial indication for cema-cel. Such milestone payment will be triggered, if at all, upon the occurrence of one of these events: (1) the Company doses the first subject in its first phase 3 clinical study for a CD19 CAR-T product that is a licensed product under the Servier Agreement, (2) the Company submits a phase 2 clinical study for a licensed product to the U.S. Food and Drug Administration or the European Medicines Agency, and such phase 2 clinical study is accepted for regulatory approval as a pivotal study, or (3) a final and definitive decision of a tribunal or court finding that under the Servier-Cellectis Agreement the milestone has occurred and the €20.0 million payment is due to Cellectis.
The Company is obligated to pay to Servier royalties on annual net sales of any licensed products that are commercialized by the Company that is directed at CD19. Such royalties include tiered royalties on annual net sales in the United States and a flat royalty on annual net sales in territories outside the United States. The United States royalty rates are in a range from the low tens to the mid teen percentages, and the ex-U.S. royalty rate is 10%. Such royalties may be reduced for interchangeable drug entry, expiration of patent rights and amounts paid pursuant to licenses of third-party patents. This royalty obligation begins upon the first commercial sale of such product in a given country and ends after the later of a defined number of years or the expiration of the last to expire licensed patent covering the product in such country. The net effect of the Servier Amendment is that the Company’s royalty rate in the United States for the first half of the first tier of net sales was increased by a low single digit percentage as compared to the Original Servier Agreement. Should Servier’s rights and obligations under the Servier-Cellectis Agreement be assigned to the Company, each tier of royalty rates in the United States to Servier would be reduced by 10%, the ex-U.S. royalties to Servier would terminate, and the Company would assume Servier’s royalty obligations to Cellectis. In the absence of any such assignment, Servier will remain responsible for making royalty payments that may be due to Cellectis under the Servier-Cellectis Agreement.
The parties agreed that co-development performed by the Company and Servier under the Servier Agreement, including all development performed by Servier and for product candidates that the Company was co-developing with Servier (for which specified development costs were split under the Original Servier Agreement with the Company responsible for 60% and Servier responsible for 40%), including the CD19 Products, ceased as of December 15, 2022, and that all development costs incurred by either party after that date shall be borne solely by such party.
The parties agreed to waive any and all outstanding claims that were asserted relating to alleged violations of the Original Servier Agreement, including all claims that such party was entitled to various payments or refunds from the other party under the Original Servier Agreement, and any and all claims that either party now has or may have in the future related to such outstanding claims, and mutual releases with respect to such claims were granted.
The Company will recognize expense related to the revised milestones and royalties when payments become probable. There was no gain or loss related to the expanded license territories and ceased Servier co-development.
For the three and six months ended June 30, 2024 and 2023, the Company recorded $5.4 million and zero, respectively, in research and development expenses upon achievement of a regulatory milestone. As of June 30, 2024, the Company recorded €20.0 million as deposit placed in escrow in the condensed consolidated balance sheets.
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
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch’s technology in order to conduct research pursuant to the Notch Agreement. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, an Allogene representative served on the Notch Board of Directors. In February 2021, the Company made an additional $15.9 million investment in Notch’s Series A preferred stock. In October 2021, the Company made an additional $1.8 million investment in Notch’s common stock. Immediately following this transaction, the Company’s share in Notch was 23% on a voting interest basis. On May 17, 2024, Notch closed a Series B preferred stock financing with a combination of new and existing investors (Notch Series B Financing). The Company did not participate in the Notch Series B Financing but received Series B preferred stock as part of its anti-dilution rights. Immediately following this transaction, the Company’s share in Notch was 13%. In connection with the Notch Series B Financing, the Company waived its right to appoint one member of the Notch board of directors, but retained board observation rights. The Company no longer has any significant influence over Notch and as a result of the decrease in ownership and influence, accounted for its investment in Notch as an equity investment measured at cost less any impairment effective May 17, 2024.
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
On January 25, 2024, the Company entered into an Amended and Restated Collaboration and License Agreement (the Amended Notch Agreement) with Notch. The Amended Notch Agreement amends and restates the Notch Agreement. Under the Amended Notch Agreement, the Company has relinquished its exclusive rights to all original CAR targets (the Released Targets) except for one CAR target, and has agreed to limit its option right to only one additional CAR target. If the option is exercised, the Company will have a minimum funding commitment for the overall development program. If Notch subsequently out-licenses any of the Released Targets, the Company will be entitled to receive a percentage of upfront and/or milestone payments associated therewith up to a set cap of $30.0 million, and will be entitled to a low, single-digit royalty on net sales of products containing a Released Target. In addition, with respect to the Company’s previous equity investment in Notch, the Amended Notch Agreement grants the Company certain anti-dilution protections up to certain limits for certain pre-IPO equity financings. As of June 30, 2024, no Released Targets were out-licensed by Notch. On May 17, 2024, in connection with the Notch Series B Financing the Company waived certain of its anti-dilution rights in exchange for a low single digit percentage reduction in the royalty rate for the royalties the Company is obliged to pay to Notch under our Notch intellectual property license should the Company commercialize a licensed product.

For the three and six months ended June 30, 2024, the Company recorded zero collaboration costs. For the three and six months ended June 30, 2023, the Company recorded $0.8 million and $1.8 million, respectively, in collaboration costs as research and development expenses. No milestones were achieved by Notch for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, the Company's equity investment in Notch was $2.0 million (see Note 8).
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
For the three and six months ended June 30, 2024, the Company recorded $0.3 million in collaboration costs as research and development expenses. For the three and six months ended June 30, 2023, the Company recorded $0.6 million and $1.0 million, respectively, in collaboration costs as research and development expenses.
Investment in and License Agreement with Overland Therapeutics, Inc.
On May 24, 2024, the Company, Overland Pharmaceuticals (CY) inc. (Overland), and Allogene Overland Biopharm (CY) Limited (Allogene Overland) entered into a Share Exchange Agreement (Share Exchange Agreement) pursuant to which Overland’s cell therapy business merged into Allogene Overland (the Organizational Restructuring).

Under the Share Exchange Agreement, Allogene Overland acquired from Overland a 100% equity interest in Overland Pharmaceuticals (US) Inc. (Overland US). Overland US includes certain research and development, clinical, and general and administrative staff, as well as select cell therapy assets, including its lead program, OL-101, an autologous GPRC5D-BCMA bispecific dual targeting CAR-T for refractory multiple myeloma. Upon completion of the closing of the share exchange, Overland US became a wholly owned subsidiary of Allogene Overland, Overland’s ownership increased to 82% and the Company’s ownership decreased to 18%. Under a separate agreement between Overland and HH BioPharma Holdings Ltd. (HBP) executed on May 24, 2024, Overland distributed all Series Seed Preferred Shares of Allogene Overland held by Overland to HBP and HBP has assumed all rights and obligations attached to such shares and all rights and obligations of Overland under the Share Exchange Agreement.
As part of the Organizational Restructuring, Allogene Overland was renamed Overland Therapeutics Inc. (Overland Therapeutics).
On December 14, 2020, the Company entered into a License Agreement (License Agreement) with Allogene Overland, a joint venture established by the Company and Overland, pursuant to a Share Purchase Agreement (Share Purchase Agreement), dated December 14, 2020, for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory).

Pursuant to the Share Purchase Agreement, the Company acquired Seed Preferred Shares in Allogene Overland representing 49% of Allogene Overland’s outstanding stock as partial consideration for the License Agreement, and Overland acquired Seed Preferred Shares representing 51% of Allogene Overland’s outstanding stock for $117.0 million in upfront and certain quarterly cash payments, to support operations of Allogene Overland. As of May 24, 2024, the Company and Overland were the sole equity holders in Allogene Overland. The Company received $40.0 million from Allogene Overland as partial consideration for the License Agreement.

Pursuant to the License Agreement, the Company granted Allogene Overland an exclusive license to develop, manufacture and commercialize certain allogeneic CAR T cell candidates directed at four targets, BCMA, CD70, FLT3, and DLL3 (Overland Licensed Products), in the JV Territory. As consideration, the Company would also be entitled to additional regulatory milestone payments of up to $40.0 million and, subject to certain conditions, tiered low-to-mid single-digit sales royalties. Subsequent to entering into the License Agreement, Allogene Overland assigned the License Agreement to a wholly-owned subsidiary, Allogene Overland BioPharm (HK) Limited (Allogene Overland HK). On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited (Allogene Overland PRC).

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
The Company estimated the fair value of the shares of Seed Preferred Stock at $79.0 million, using probability adjusted future cash infusions based on the upfront and certain quarterly cash payments of $117.0 million committed by Overland. The probability for the future quarterly cash payments of 65% was developed based on consideration of the Company’s expectations for future cash infusions from Overland and was applied on a cumulative basis for each quarterly payment. The present value of the future quarterly cash payments was estimated using 11.9% annual discount rate. The fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement.
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
In connection with the Organizational Restructuring, on May 24, 2024, the Company and Allogene Overland PRC, entered into a First Amendment to the License Agreement (the License Amendment) to amend and supplement certain provisions of the License Agreement. Under the License Amendment, the Company continues to grant Allogene Overland PRC an exclusive license to develop, manufacture, and commercialize the Licensed Products in the JV Territory, with the Company retaining exclusive rights to the Licensed Products outside the JV Territory, and the royalty obligations to the Company were amended to a flat mid single-digit royalty on net sales in the JV Territory that are no longer subject to reductions. The License Amendment also provides the Company with additional rights to terminate the License Agreement in its entirety or with respect to the relevant Overland Licensed Products if Allogene Overland PRC fails to initiate manufacturing technology transfer with respect to an Overland Licensed Product as agreed in the License Amendment, or if HBP commits a funding default or a material breach of its representations, warranties, or covenants under the Share Exchange Agreement. The License Amendment also provides that the License Agreement will terminate automatically if the Company’s ownership in Allogene Overland falls below 7.5% (other than due to the Company’s sale of the shares of Allogene Overland), unless at that time Allogene Overland PRC and the Company have mutually agreed on the manufacturing technology transfer plan for the Overland Licensed Products and Allogene Overland PRC elects to continue the license for such Overland Licensed Products with increased milestones and royalties. Under the License Amendment terms such increased milestones and royalties consist of up to $115.0 million in milestone payments for each Overland Licensed Product and tiered mid single-digit to low double-digit royalties on net sales in the JV Territory.

The Company determined that the remaining transaction price based on the License Amendment was $4.6 million and it was allocated as follows: (i) $1.9 million to the manufacturing license, related know-how and support, which will be recognized as services are delivered and (ii) $2.7 million to the know-how developed in future periods, which will be recognized as services are delivered. As of June 30, 2024, $4.6 million of deferred revenue was recorded in other long-term liabilities.

The Company determined that Overland Therapeutics is a variable interest entity as of June 30, 2024 and December 31, 2023. The Company does not have the power to direct the activities which most significantly affect Overland Therapeutics’ economic performance. Accordingly, the Company did not consolidate Overland Therapeutics because the Company determined that it was not the primary beneficiary. After the Organizational Restructuring, the Company has 20% voting rights of Overland Therapeutics’ board of directors. The Company concluded that it has significant influence over Overland Therapeutics and continued to account for its investment in Overland Therapeutics as an equity method investment. In connection with the Organizational Restructuring, the Company recorded an increase in its equity method investment in Overland Therapeutics and corresponding gain of $1.1 million. The Company’s total equity investment in Overland Therapeutics as of June 30, 2024 and December 31, 2023 was $1.1 million and zero, respectively (see Note 8). For the three and six months ended June 30, 2024 and 2023, the Company recognized less than $0.1 million of collaboration revenue.
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
In connection with the execution of the Antion Collaboration and License Agreement, the Company made an upfront payment to Antion of $3.5 million in return for a license to access Antion’s technology in order to conduct research pursuant to the agreement. The upfront payment was fully recognized as research and development expense as the license had no foreseeable alternative future use. In addition, the Company made a $3.0 million investment in Antion’s preferred stock. The Company accounts for its investment in Antion’s preferred stock as an equity investment measured at cost less any impairment. In connection with this investment, a Company representative was appointed to Antion’s Board of Directors.

In July 2023, the Company and Antion entered into an amendment to the Antion Collaboration and License Agreement. Under the terms of this amendment, Antion’s exclusivity obligation relating to the collaboration was terminated; however, Antion agreed to certain restrictions on its ability to pursue products directed against specific targets. Also, in lieu of the Company’s prior obligation to make a $3.0 million investment in Antion following the completion of certain milestones, the Company agreed to make a $2.0 million investment in Antion's preferred stock and acquired warrants to purchase an additional $3.0 million of Antion's preferred stock.

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
For the three and six months ended June 30, 2024, the Company recorded zero research and development expenses related to collaboration costs. For the three and six months ended June 30, 2023, the Company recorded $1.3 million and $1.8 million, respectively, in research and development expenses related to collaboration costs. As of June 30, 2024 and December 31, 2023, the Company’s total equity investment in Antion was zero.
Strategic Collaboration Agreement with Foresight Diagnostics

On January 3, 2024, the Company entered into a Strategic Collaboration Agreement with Foresight Diagnostics, Inc. (Foresight Diagnostics) (the Foresight Agreement). Pursuant to the Foresight Agreement, the parties have agreed to collaborate on a non-exclusive basis in the development of Foresight Diagnostics’ minimal residual disease (MRD) assay based on their PhasED-Seq Circulating Tumor DNA Platform as an in vitro diagnostic to identify the MRD+ patient population to be enrolled in the Company’s ALPHA3 trial of cema-cel, for treatment of large B cell lymphoma. Under the Foresight Agreement, the Company has agreed to use its commercially reasonable efforts to obtain regulatory approval of cema-cel, and Foresight Diagnostics has agreed to use its commercially reasonable efforts to obtain regulatory approval of its MRD assay for use as an in vitro diagnostic with cema-cel. The Company has agreed to fund approximately $26.2 million in MRD assay development costs, milestone payments for regulatory submissions and assay utilization to process clinical samples.
For the three and six months ended June 30, 2024, the Company recorded $1.7 million and $2.2 million, respectively, of research and development expenses related to clinical trials start readiness milestone.
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
In October 2018, the Company entered into an operating lease agreement for office and laboratory space which consists of 14,943 square feet located in South San Francisco, California. The lease term was 124 months beginning November 2018 through February 2029, with an option to extend the term for another seven years which was not reasonably assured of exercise. The Company has made certain tenant improvements, including the upgrading of current office and laboratory space with a lease incentive allowance of $0.8 million. Rent payments began in November 2018. In December 2021, the Company amended its lease agreement to extend the term of the lease to be co-terminus with the HQ Lease. The lease term will expire on March 31, 2032 with an option to extend the term for eight years which is not reasonably assured of exercise.
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
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of June 30, 2024 and December 31, 2023.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating lease liabilities
Current portion included in accrued and other current liabilities	$7,221	$6,775
Long-term portion of lease liabilities	86,989	88,346
Total operating lease liabilities	$94,210	$95,121

The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$3,011	$3,175	$6,031	$6,356
Variable lease cost	508	672	1,375	1,363
Total lease costs	$3,519	$3,847	$7,406	$7,719
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2024 was $6.2 million and was included in net cash used in operating activities in the Company's condensed consolidated statements of cash flows.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of June 30, 2024 were as follows:

Year ending December 31:	(In thousands)
2024 (remaining 6 months)	$6,382
2025	12,920
2026	13,163
2027	13,612
2028	14,076
2029 and thereafter	65,386
Total undiscounted lease payments	125,539
Less: Present value adjustment	(31,329)
Total	$94,210
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.24%. As of June 30, 2024, the weighted average remaining lease term for our operating leases is 8.58 years.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of June 30, 2024.
The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of June 30, 2024, the Company had non-cancellable purchase commitments of $0.7 million.

8.         Equity Method Investments
Notch Therapeutics
In conjunction with the execution of the Notch Agreement (see Note 6), the Company also entered into a Share Purchase Agreement with the Company acquiring shares of Notch’s Series Seed convertible preferred stock for a total investment cost of $5.1 million which includes transaction costs of $0.1 million, resulting in a 25% ownership interest in Notch. In February 2021, the Company made a $15.9 million investment in Notch’s Series A preferred stock. Immediately following this transaction, the Company’s share in Notch was 20.7% on a voting interest basis. In October 2021, the Company made an additional $1.8 million investment in Notch’s common stock. Immediately following this transaction, the Company’s share in Notch was 23.0% on a voting interest basis. On May 17, 2024, Notch closed the Notch Series B Financing which caused the Company’s share in Notch to decrease to 13.0% immediately following this transaction.
Accordingly, effective May 17, 2024, the Company started to account for its investment in Notch as an equity investment measured at cost less impairment. The Company’s total equity investment in Notch as of June 30, 2024 was $2.0 million. The Company’s total equity investment in Notch as of December 31, 2023 was $3.6 million and the Company accounted for the investment using the equity method of accounting. For the quarter to date and year to date periods through May 17, 2024, the Company recognized its share of Notch’s net loss of $0.8 million and $1.7 million, respectively, under the other income and expense, net caption within the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the Company recognized its share of Notch’s net loss of $1.2 million and $2.9 million, respectively, under the other income and expense, net caption within the condensed consolidated statements of operations.
Overland Therapeutics, Inc.
In conjunction with the execution of the License Agreement with Allogene Overland (see Note 6), the Company also entered into the Share Purchase Agreement and a Shareholders’ Agreement with the joint venture company acquiring shares of Allogene Overland’s Seed Preferred Shares representing a 49% ownership interest in exchange for entering into a License Agreement. Upon completion of the Organizational Restructuring, Overland’s ownership in Allogene Overland increased to 82% and the Company’s ownership decreased to 18%. As part of the Organizational Restructuring, Overland distributed all Series Seed Preferred Shares of Allogene Overland held by Overland to HBP and Allogene Overland was renamed to Overland Therapeutics.
The Company’s total equity investment in Overland Therapeutics as of June 30, 2024 and December 31, 2023 was $1.1 million and zero, respectively, and the Company accounted for the investment using the equity method of accounting. For the three and six months ended June 30, 2024, the Company recognized its gain from the Organizational Restructuring of $1.1 million under the other income and expense, net caption within the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the Company recognized its share of Overland Therapeutics’ net loss of $1.2 million and $2.5 million, respectively, under the other income and expense, net caption within the condensed consolidated statement of operations.
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
As of June 30, 2024, there were 9,817,735 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.

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
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2023	21,812,946	$9.93	7.53	$662
Options granted	5,643,898	3.12	9.06
Options exercised	(357,993)	2.27		$597
Options forfeited	(3,076,605)	11.15
Balance, June 30, 2024	24,022,246	$8.29	7.90	$22
Exercisable, June 30, 2024	16,834,976	$9.74	7.52	$19
Vested and expected to vest, June 30, 2024	24,022,246	$8.29	7.90	$22
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on June 30, 2024. For the six months ended June 30, 2024, the estimated weighted-average grant-date fair value of employee options granted was $2.08 per share. As of June 30, 2024, there was $48.2 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2024	2023
Expected term in years	5.27 - 6.08	5.27 - 6.08
Expected volatility	72.85% - 73.50%	73.37% - 73.85%
Expected risk-free interest rate	3.94% - 4.32%	3.45% - 4.10%
Expected dividend	0%	0%
Restricted Stock Unit Activity

The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2023	12,180,471	$6.68	2.00	$39,099
Granted	4,566,042	4.25	1.52
Vested	(1,572,790)	9.27
Forfeited	(2,050,309)	7.96
Unvested June 30, 2024	13,123,414	$5.32	1.76	$30,578
Vested and expected to vest, June 30, 2024	13,123,414	$5.32	1.76	$30,578
As of June 30, 2024, there was $44.4 million of unrecognized stock-based compensation related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.
As of June 30, 2024, the Company had 2,403,260 outstanding performance-based restricted stock units and 1,814,134 outstanding restricted stock units with a market condition granted to certain executive officers and other employees pursuant to the 2018 Plan, including 4,347 performance-based restricted stock units granted in the quarter ended June 30, 2024. These awards are subject to the holders’ continuous service to the Company through each applicable vesting event. Through June 30, 2024, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units for the three and six months ended June 30, 2024 and 2023. The Company recognized $0.7 million and $1.4 million in stock-based compensation expense related to the restricted stock units with a market condition for the three and six months ended June 30, 2024, respectively. The Company recognized $0.8 million and $0.9 million in stock-based compensation expense related to the restricted stock units with market condition for the three and six months ended June 30, 2023, respectively.
Stock-based compensation expense
For the three and six months ended June 30, 2024, the Company recorded $13.6 million and $25.5 million, respectively, of stock-based compensation expense related to stock options, restricted stock units and employee stock purchase plans as research and development and general and administrative expense in its condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2023, the Company recorded $16.6 million and $35.4 million, respectively, of stock-based compensation expense related to stock options, restricted stock units and employee stock purchase plans as research and development and general and administrative expense in its condensed consolidated statements of operations and comprehensive loss.
10.         Related Party Transactions
Collaboration Revenue and Equity Method Investment
In December 2020, the Company entered into the License Agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). The License Agreement was subsequently assigned to a wholly-owned subsidiary of Allogene Overland, Allogene Overland HK. On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland PRC. On May 24, 2024, the License Agreement was amended. During the three months ended June 30, 2024 and 2023, the Company recognized zero and less than $0.1 million of collaboration revenue under this arrangement, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized less than $0.1 million of collaboration revenue under this arrangement.
For the three and six months ended June 30, 2024, the Company recognized its gain from the Organizational Restructuring of $1.1 million under the other income and expense, net caption within the condensed consolidated statements of operations (see Note 8). For the three and six months ended June 30, 2023, the Company recognized its share of Overland Therapeutics’ net loss of $1.2 million and $2.5 million, respectively, under the other income and expense, net caption within the condensed consolidated statement of operations.

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
In February 2023, the Company entered into a new sublease agreement with Bellco for 2,218 square feet of office space in Los Angeles, California. The sublease term is 115 months, subject to certain early termination rights. The sublease commenced on January 1, 2024. The total right of use asset and associated lease liability recorded related to this related party lease was $2.5 million as of June 30, 2024. For the three and six months ended June 30, 2024, the Company recorded $0.1 million and $0.2 million of rent expense related to this lease, respectively.
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
In August 2018, the Company entered into a consulting agreement with Bellco Capital LLC. Pursuant to the consulting agreement, Bellco Capital LLC provides certain services for the Company, which are performed by Dr. Belldegrun, the Company's executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco Capital LLC $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco Capital LLC an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco Capital LLC in a calendar year. The Company also reimburses Bellco Capital LLC for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus, and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively.
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
12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	June 30,
	2024	2023
Stock options to purchase common stock	24,022,246	21,943,774
Restricted stock units subject to vesting	13,123,414	12,833,995
Expected shares to be purchased under Employee Stock Purchase Plan	1,088,167	1,749,295
Early exercised stock options subject to future vesting	—	82,051
Total	38,233,827	36,609,115

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

We are currently focused on developing cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) in large B-cell lymphoma (LBCL) and chronic lymphocytic leukemia (CLL). In June 2024, we initiated a pivotal Phase 2 clinical trial (ALPHA3) for cema-cel as part of a first line (1L) treatment plan for newly diagnosed and treated LBCL patients who are likely to relapse and need further therapy. The design of the ALPHA3 1L consolidation trial builds upon the results demonstrated in the Phase 1 ALPHA2 trial and leverages an investigational diagnostic test developed by Foresight Diagnostics, Inc. that we believe will identify patients who have achieved remission by standard disease assessment but who have minimal residual disease (MRD) at the completion of 1L chemoimmunotherapy. The ALPHA3 trial is designed to study the impact of treating MRD positive patients with cema-cel. The study will randomize approximately 240 patients who achieve a complete response or partial response to 1L therapy, but who are MRD positive. The patients will be randomized to either consolidation with cema-cel or the current standard of care, which is observation. The design, with a primary endpoint of event free survival (EFS), will initially include two lymphodepletion arms (one with standard fludarabine and cyclophosphamide plus ALLO-647 and one with standard fludarabine and cyclophosphamide but without ALLO-647). One lymphodepletion arm will be discontinued following a planned interim analysis in mid-2025 designed to select the most appropriate regimen for this patient population. ALPHA3 is expected to complete enrollment in the first half of 2026. Efficacy analyses are expected to occur in 2026, and will include the Independent Data Safety Monitoring Board (IDSMB) interim EFS analysis in the first half of 2026 and the data readout of the primary EFS analysis is expected year-end 2026. A biologics license application (BLA) submission is targeted for 2027. In view of the potential of the earlier line ALPHA3 trial, we have deprioritized the third line (3L) LBCL ALPHA2 and EXPAND trials.

We have initiated the Phase 1b cohort of our ALPHA2 trial to evaluate cema-cel following lymphodepletion with fludarabine/cyclophosphamide and ALLO-647 in patients with relapsed/refractory chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL). This cohort will include up to 40 patients, and we expect to release initial data in early 2025.
We are enrolling a Phase 1 clinical trial (TRAVERSE) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic clear cell renal cell carcinoma (RCC). We presented interim results from the TRAVERSE trial at the American Association of Cancer Research (AACR) Annual Meeting in April 2023. We have implemented a protocol amendment that incorporates a diagnostic and treatment algorithm into the study design. The algorithm is designed to mitigate the treatment-associated hyperinflammatory response without compromising the CAR T function needed to eradicate solid tumors. A data update from patients with CD70 positive RCC, which will include details on the algorithm, is planned by year-end 2024.

We are developing ALLO-329, a next-generation allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases (AID). Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in AID. We plan to file an investigational new drug (IND) application in the first quarter of 2025. We expect to initiate the Phase 1 trial with ALLO-329 in the first half of 2025 and have proof-of-concept by year-end 2025.
We are developing an anti-CD52 monoclonal antibody, ALLO-647, which is a proprietary component of our lymphodepletion regimen. ALLO-647 may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can actively target and destroy cancer cells. During Part A of our pivotal ALPHA3 trial, we will be assessing ALLO-647’s contribution to the overall benefit to risk ratio of the lymphodepletion regimen for cema-cel. Patients will be randomized to receive cema-cel and a lymphodepletion regimen with fludarabine and cyclophosphamide either with or without ALLO-647. In mid-2025, we plan to select the lymphodepletion regimen with which we will complete enrollment in the study (Part B).
While we have additional programs in our pipeline, our development priorities are focused on cema-cel (1L Consolidation and CLL), ALLO-316, and ALLO-329. We will explore opportunities to partner with collaborators on product candidates across our pipeline.

In May 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) under which we expanded the geographic territory for our license to include the European Union and the United Kingdom. The Servier Amendment also grants us an option to further expand the licensed territory to include China and Japan upon the objective showing of sufficient resources to develop licensed products in those countries, which could be met through the Company entering into a strategic partnership covering those countries. We estimate that the expansion of our license for the CD19 Products to the European Union and United Kingdom will substantially increase our market opportunity in 1L consolidation LBCL and R/R/ CLL from more than $6.0 billion in the U.S. alone to more than $9.5 billion across the U.S., European Union and United Kingdom, in turn increasing the potential future revenue opportunity for cema-cel by more than 50%.
Since inception, we have had significant operating losses. Our net losses were $66.4 million and $131.4 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, we had an accumulated deficit of $1.7 billion. As of June 30, 2024, we had $444.6 million in cash and cash equivalents and investments and we expect our cash runway to fund operations into 2026. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
Our Research and Development and License Agreements
Asset Contribution Agreement with Pfizer
In April 2018, we entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which we acquired certain assets and assumed certain liabilities from Pfizer, including agreements with Cellectis S.A. (Cellectis) and Servier as described below, and other intellectual property for the development and administration of CAR T cells for the treatment of cancer. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Pfizer Agreement.
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
Exclusive License Agreement with Servier
In October 2015, Pfizer entered into an Exclusive License Agreement with Servier (the Original Servier Agreement) to develop, manufacture and commercialize certain allogeneic anti-CD19 CAR products, including UCART19, in the United States with the option to obtain the rights over certain additional allogeneic anti-CD19 CAR product candidates and for allogeneic CAR T cell product candidates directed against one additional target. In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. In October 2019, we agreed to waive our rights to the one additional target.

In May 2024, the Servier Amendment expanded our territory under the Original Servier Agreement to include the European Union and the United Kingdom, and provides for an option to further expand our territory to include China and Japan upon the objective showing of sufficient resources to develop licensed products in those countries, which could be met through us entering into a strategic partnership covering those countries. Additionally, we agreed to waive certain of our rights under the Servier Agreement to elect a conversion of our license to the licensed products directed against CD19, including UCART19, ALLO-501 and cema-cel (collectively, CD19 Products) to a worldwide license.

Additionally, under the Servier Amendment all of our future milestone payments (regulatory and sales) under the Original Servier Agreement were modified to be the same as, and to coincide with, Servier’s milestone payments to Cellectis under a first development and commercialization agreement, dated February 7, 2014, by and between Cellectis and Servier (as amended, the Servier-Cellectis Agreement). The Servier Agreement provides for aggregate potential payments by us to Servier of up to €75 million, upon successful completion of various regulatory milestones and first commercial sale milestones in the United States, European Union and the United Kingdom for the initial indication of each licensed product, of which €60 million remains for the initial indication for cema-cel, with additional payments of €55 million due for each subsequent indication, of which €50 million remains for the first subsequent indication for cema-cel, and aggregate potential payments by us to Servier of up to €80 million upon achievement of certain net sales milestones for each licensed product. Should Servier’s rights and obligations under the Servier-Cellectis Agreement be assigned to us, these milestone payments would terminate, and we would assume Servier’s milestone payment obligation to Cellectis. In the absence of any such assignment, Servier will remain responsible for making milestone payments that may be due to Cellectis under the Servier-Cellectis Agreement.

As part of the settlement, we agreed to transfer €20 million into an escrow account in connection with a potential future milestone payment, which is included in the remaining €60 million in milestone payments referenced above for the initial indication for cema-cel. The milestone payment will be triggered, if at all, upon the occurrence of one of these events: (1) we dose the first subject in our first phase 3 clinical study for a CD19 CAR-T product that is a licensed product under the Servier Agreement, (2) we submit a phase 2 clinical study for a licensed product to the U.S. Food and Drug Administration or the European Medicines Agency, and, based on its results, such phase 2 clinical study is accepted for regulatory approval as a pivotal study, or (3) a final and definitive decision of a tribunal or court finding that under the corresponding milestone under the Servier-Cellectis Agreement has occurred and the €20 million payment is due to Cellectis.

The royalties under the Original Servier Agreement were also amended. The amended royalties include tiered royalties on annual net sales in the United States and a flat royalty on annual net sales in territories outside the United States. The United States royalty rates are in a range from the low tens to the mid teen percentages, and the ex-U.S. royalty rate is 10%. Such royalties may be reduced for interchangeable drug entry, expiration of patent rights and amounts paid pursuant to licenses of third-party patents. This royalty obligation begins upon the first commercial sale of such product in a given country and ends after the later of a defined number of years or the expiration of the last to expire licensed patent covering the product in such country. The net effect of the Servier Amendment is that our royalty rate in the United States for the first half of the first tier of net sales was increased by a low single digit percentage as compared to the Original Servier Agreement. Should Servier’s rights and obligations under the Servier-Cellectis Agreement be assigned to us, each tier of royalty rates in the United States to Servier would be reduced by 10%, the ex-U.S. royalties to Servier would terminate, and we would assume Servier’s royalty obligations to Cellectis. In the absence of any such assignment, Servier will remain responsible for making royalty payments that may be due to Cellectis under the Servier-Cellectis Agreement.
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
On January 25, 2024, we entered into an Amended and Restated Collaboration and License Agreement (the Amended Notch Agreement) with Notch. The Amended Notch Agreement amends and restates the Notch Agreement. Under the Amended Notch Agreement, we have relinquished our exclusive rights to all original CAR targets (the Released Targets) except for one CAR target, and have agreed to limit our option right to only one additional CAR target. If the option is exercised, we will have a minimum funding commitment for the overall development program. If Notch subsequently out-licenses any of the Released Targets, we will be entitled to receive a percentage of upfront and/or milestone payments associated therewith up to a set cap of $30.0 million, and will be entitled to a low, single-digit royalty on net sales of products containing a Released Target. In addition, with respect to our previous equity investments in Notch, the Amended Notch Agreement grants us certain anti-dilution protections up to certain limits for certain pre-IPO equity financings. On May 17, 2024, Notch completed the Notch Series B Financing. Although we did not participate in the Notch Series B Financing, we received Series B preferred stock of Notch pursuant to our anti-dilution rights. In connection with the Notch Series B Financing, we waived certain of our anti-dilution rights in exchange for a low single digit percentage reduction in the royalty rate for the royalties we are obliged to pay to Notch under our Notch intellectual property license should we commercialize a licensed product. We also waived our right to appoint one member of the Notch board of directors, but retained board observation rights. As a result of the Notch Series B Financing, our ownership interest in Notch was reduced from 23% to approximately 13%.
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
License Agreement with Allogene Overland Biopharm (PRC) Co., Limited
On December 14, 2020, we entered into a License Agreement with Allogene Overland Biopharm (CY) Limited (Allogene Overland) (the License Agreement), a joint venture established by us and Overland Pharmaceuticals (CY) Inc. (Overland), pursuant to a Share Purchase Agreement (Share Purchase Agreement), dated December 14, 2020, for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies directed at four targets, BCMA, CD70, FLT3, and DLL3 (Overland Licensed Products) for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory). Allogene Overland subsequently assigned the License Agreement to a wholly owned subsidiary, Allogene Overland BioPharm (HK) Limited (Allogene Overland HK). On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited (Allogene Overland PRC). See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the License Agreement and Share Purchase Agreement.

On May 24, 2024, we, Overland and Allogene Overland entered into a Share Exchange Agreement (Share Exchange Agreement) pursuant to which Overland’s cell therapy business merged into Allogene Overland (the Organizational Restructuring). Under a separate agreement between Overland and HH BioPharma Holdings Ltd. (HBP) executed on May 24, 2024, Overland distributed all Series Seed Preferred Shares of Allogene Overland held by Overland to HBP and HBP has assumed all rights and obligations attached to such shares and all rights and obligations of Overland under the Share Exchange Agreement.

In connection with the Organizational Restructuring, on May 24, 2024, we and Allogene Overland PRC entered into a First Amendment to Exclusive License Agreement (the License Amendment) to amend and supplement certain provisions of the License Agreement. Under the License Amendment, we continue to grant Allogene Overland PRC an exclusive license to develop, manufacture, and commercialize the Overland Licensed Products in the Territory, with us retaining exclusive rights to the Overland Licensed Products outside the JV Territory, and the royalty obligations to us were amended to a flat mid single-digit royalty on net sales in the JV Territory that are no longer subject to reductions as previously provided. The License Amendment also provides us with additional rights to terminate the License Agreement in its entirety or with respect to the relevant Overland Licensed Product(s) if Allogene Overland PRC fails to initiate manufacturing technology transfer with respect to an Overland Licensed Product as agreed in the License Amendment, or if HBP commits a funding default or a material breach of its representations, warranties, or covenants under the Share Exchange Agreement. The License Amendment also provides that the License Agreement will terminate automatically if our ownership in Allogene Overland falls below 7.5% (other than due to our sale of the shares of Allogene Overland), unless at that time we and Allogene Overland PRC have mutually agreed on the manufacturing technology transfer plan for the Overland Licensed Product(s) and Allogene Overland PRC elects to continue the license for such Overland Licensed Product(s) with increased milestones and royalties. Under the License Amendment terms such increased milestones and royalties consist of up to $115 million in milestone payments for each Overland Licensed Product and tiered mid single-digit to low double-digit royalties on net sales in the JV Territory.

As part of the Organizational Restructuring, Allogene Overland was renamed to Overland Therapeutics Inc. (Overland Therapeutics).

See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the License Agreement, Share Purchase Agreement, and Share Exchange Agreement.
Collaboration and License Agreement with Antion
On January 5, 2022, we entered into an exclusive collaboration and global license agreement (Antion Collaboration and License Agreement) with Antion Biosciences SA (Antion) for Antion’s miRNA technology (miCAR), to advance multiplex gene silencing as an additional tool to develop next generation allogeneic CAR T products. On July 11, 2023, we entered into an amendment to the Antion Collaboration and License Agreement, which included a $2.0 million investment in Antion’s preferred shares and the acquisition of warrants to purchase an additional $3.0 million of Antion’s preferred shares. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Antion Agreement and the July 2023 amendment.
Strategic Collaboration Agreement with Foresight Diagnostics
On January 3, 2024, we entered into a Strategic Collaboration Agreement (the Foresight Agreement) with Foresight Diagnostics, Inc. (Foresight Diagnostics). Pursuant to the Foresight Agreement, the parties have agreed to collaborate on a non-exclusive basis in the development of Foresight Diagnostics’ MRD assay as an in vitro diagnostic to identify the MRD+ patient population to be enrolled in our ALPHA3 trial of cemacabtagene ansegedleucel, or cema-cel (previously known as ALLO-501A) for treatment of large B cell lymphoma (LBCL). Under the Foresight Agreement, we have agreed to use commercially reasonable efforts to obtain regulatory approval of cema-cel, and Foresight Diagnostics has agreed to use commercially reasonable efforts to obtain regulatory approval of an MRD assay for use as an in vitro diagnostic with cema-cel. See Note 6 to our condensed consolidated financial statements included elsewhere in this report for further description of the Foresight Agreement.
Components of Results of Operations
Revenues

As of June 30, 2024, our revenue has been exclusively generated from the License Agreement with Allogene Overland PRC. See Note 6 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the License Agreement.
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
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three and six months ended June 30, 2024 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year to date relate to costs incurred for the development of our most advanced product candidates and include:
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
Other Income and Expense, Net
Other income and expense, net consist of non-operating income and expenses, including our share of equity investments’ net losses for the period.
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023

The following sets forth our results of operations for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Collaboration revenue - related party	$—	$22	$(22)	(100)%
Operating expenses:
Research and development	50,355	62,038	(11,683)	(19)%
General and administrative	16,087	18,524	(2,437)	(13)%
Impairment of long-lived assets	4,989	—	4,989	100%
Total operating expenses	71,431	80,562	(9,131)	(11)%
Loss from operations	(71,431)	(80,540)	9,109	(11)%
Other income (expense), net:
Interest and other income, net	4,988	3,778	1,210	32%
Other income and expense, net	85	(2,470)	2,555	(103)%
Total other income (expense), net	5,073	1,308	3,765	288%
Net Loss	(66,358)	(79,232)	12,874	(16)%
Collaboration revenue - related party
Collaboration revenue recognized for the three months ended June 30, 2023 was mainly due to participation in the joint steering committee performance obligation related to the License Agreement with Allogene Overland PRC.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change
Personnel	$19,139	$29,574	$(10,435)
Development costs	18,377	18,218	159
Facilities and depreciation	10,281	11,457	(1,176)
Other	2,558	2,789	(231)
Total research and development expenses	50,355	62,038	(11,683)
Our research and development expenses included $22.1 million of internal expenses and $28.3 million of external expenses for the three months ended June 30, 2024. Our research and development expenses included $31.1 million of internal expenses and $30.9 million of external expenses for the three months ended June 30, 2023.
Research and development expenses were $50.4 million and $62.0 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $11.7 million was driven primarily by a decrease in personnel related costs of $10.4 million, including $2.2 million related to a decrease in stock-based compensation expense and a decrease in facilities and depreciation expense of $1.2 million.
General and Administrative Expenses
General and administrative expenses were $16.1 million and $18.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $2.4 million was primarily due to a decrease in personnel related costs of $1.6 million, including $0.8 million related to a decrease in stock-based compensation expense.
Impairment of long-lived asset

In June 2024, we made a decision to sublease one of our leased buildings in South San Francisco. We vacated and ceased occupancy of this building in June 2024 and currently we are actively marketing the leased building for sublease. We recorded long-lived asset impairment charge based on the performed impairment analysis.
Interest and Other Income, Net
Interest and other income, net was $5.0 million and $3.8 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $1.2 million was due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Other Income and Expense, Net
Other income was $0.1 million and other expense was $2.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in other expenses of $2.6 million was primarily due to a decrease in the share of net losses in our equity method investments and gain from the Organizational Restructuring of Overland Therapeutics.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following sets forth our results of operations for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Collaboration revenue - related party	$22	$52	$(30)	(58)%
Operating expenses:
Research and development	102,614	142,276	(39,662)	(28)%
General and administrative	33,354	37,408	(4,054)	(11)%
Impairment of long-lived assets	4,989	—	4,989	100%
Total operating expenses	140,957	179,684	(38,727)	(22)%
Loss from operations	(140,935)	(179,632)	38,697	(22)%
Other income (expense), net:
Interest and other income, net	10,421	5,837	4,584	79%
Other income and expense, net	(844)	(5,405)	4,561	(84)%
Total other income (expense), net	9,577	432	9,145	2117%
Net Loss	(131,358)	(179,200)	47,842	(27)%
Collaboration revenue - related party
Collaboration revenue recognized for the six months ended June 30, 2024 and 2023 was mainly due to participation in the joint steering committee performance obligation related to the License Agreement with Allogene Overland PRC.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change
Personnel	$41,891	$63,748	$(21,857)
Development costs	35,083	49,479	(14,396)
Facilities and depreciation	20,784	22,650	(1,866)
Other	4,856	6,399	(1,543)
Total research and development expenses	102,614	142,276	(39,662)

Our research and development expenses included $47.5 million of internal expenses and $55.1 million of external expenses for the six months ended June 30, 2024. Our research and development expenses included $66.3 million of internal expenses and $75.9 million of external expenses for the six months ended June 30, 2023.
Research and development expenses were $102.6 million and $142.3 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $39.7 million was driven primarily by a decrease in personnel related costs of $21.9 million, including $8.3 million related to a decrease in stock-based compensation expense, a decrease in external costs relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs of $14.4 million and a decrease in facilities, depreciation, and other expense of $3.4 million.
General and Administrative Expenses
General and administrative expenses were $33.4 million and $37.4 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $4.1 million was primarily due to a decrease in personnel related costs of $3.3 million, including $1.6 million related to a decrease in stock-based compensation expense.
Impairment of long-lived asset
In June 2024, we made a decision to sublease one of our leased buildings in South San Francisco. We vacated and ceased occupancy of this building in June 2024 and currently we are actively marketing the leased building for sublease. We recorded long-lived asset impairment charge based on the performed impairment analysis.
Interest and Other Income, Net
Interest and other income, net was $10.4 million and $5.8 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $4.6 million was due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Other Income and Expense, Net
Other expenses, net were $0.8 million and $5.4 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in other expenses of $4.6 million was primarily due to a decrease in the share of net losses in our equity method investments and gain from the Organizational Restructuring of Overland Therapeutics.
Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2024, we had $444.6 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Quarterly Report is filed with the SEC.

Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, our May 2024 registered offering, and an upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Allogene Overland PRC. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended on November 2, 2022 and November 2, 2023, under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings. During the three and six months ended June 30, 2024, we sold an aggregate of 250,000 shares of our common stock in ATM offerings resulting in net proceeds of $1.0 million. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement. In March 2024, we filed a sales agreement prospectus within a registration statement on Form S-3, registering the offering, issuance and sale of up to $250.0 million of our common stock in ATM offerings. On May 13, 2024, we entered into (i) an underwriting agreement (Underwriting Agreement) with Goldman Sachs & Co. LLC (Underwriter) and (ii) a Securities Purchase Agreement (Securities Purchase Agreement) with certain members of our Board of Directors and our executive officers or their respective affiliates (Purchasers), pursuant to which we sold and issued to the Underwriter and the Purchasers an aggregate of 37,931,035 shares of our common stock resulting in net proceeds of $105.2 million in a registered offering transaction that closed on May 16, 2024.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(119,487)	$(128,496)
Investing activities	96,746	130,095
Financing activities	110,253	91,255
Net increase (decrease) in cash and cash equivalents and restricted cash	$87,512	$92,854
Operating Activities
During the six months ended June 30, 2024, cash used in operating activities of $119.5 million was attributable to a net loss of $131.4 million and a decrease of $21.2 million in our net operating assets and liabilities, partially offset by non-cash charges of $33.1 million. The non-cash charges consisted primarily of stock-based compensation expense of $25.5 million, impairment of long-lived assets of 5.0 million, depreciation of $7.2 million, and our share of equity investments’ net losses for the period of $0.6 million, partially offset by net amortization and accretion on investment securities of $5.0 million. The change in operating assets and liabilities was primarily due to a $21.4 million deposit placed in escrow related to the Servier Amendment, a $6.7 million decrease in accrued and other current liabilities, and a $2.0 million increase in prepaid expenses and other current assets, partially offset by a $6.7 million increase in accounts payable and a $2.1 million decrease in other long-term assets.

During the six months ended June 30, 2023, cash used in operating activities of $128.5 million was attributable to a net loss of $179.2 million, partially offset by non-cash charges of $47.6 million and an increase of $3.1 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation expense of $35.4 million, depreciation of $7.2 million, our share of equity investments' net losses for the period of $5.4 million, and non-cash rent expense of $0.4 million, partially offset by net amortization and accretion on investment securities of $0.6 million. The change in operating assets and liabilities was primarily due to a $5.6 million increase in accrued and other current liabilities and a $1.4 million decrease in prepaid expenses and other current assets, partially offset by a $3.2 million decrease in accounts payable and a $0.6 million decrease in other long-term liabilities.
Investing Activities
During the six months ended June 30, 2024, net cash provided by investing activities of $96.7 million was related to cash provided by investment maturities of $220.5 million, partially offset by cash used in the purchase of investments of $123.7 million.
During the six months ended June 30, 2023, net cash provided by investing activities of $130.1 million was related to cash provided by investment maturities of $296.3 million and cash provided by investment sales of $5.6 million, partially offset by cash used in purchases of investments of $170.5 million and cash used in the purchase of property and equipment of $1.3 million.
Financing Activities
During the six months ended June 30, 2024, cash provided by financing activities of $110.3 million was related to $105.3 million in net proceeds from the issuance of common stock through our May 2024 registered offering, $1.0 million of net proceeds from the issuance of common stock through ATM transactions, $2.3 million of cash provided from the CIRM award, $0.9 million of cash provided by the sale of common stock through our employee stock purchase plan, and $0.8 million of cash provided by the issuance of common stock upon exercise of stock options.
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
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Notch. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of June 30, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our condensed consolidated financial statements included elsewhere in this report.
Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in South San Francisco, California, as well as lease payments on our cell manufacturing facility in Newark, California. For additional information regarding our lease obligations, see Note 7 to our condensed consolidated financial statements included elsewhere in this report.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of June 30, 2024, the Company had non-cancellable purchase commitments of $0.7 million.
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
On January 3, 2024, we entered into the Foresight Agreement with Foresight Diagnostics. We agreed to fund approximately $26.2 million in MRD assay development costs, milestone payments for regulatory submissions and assay utilization to process clinical samples. For additional information regarding this agreement, see Note 6 to our condensed consolidated financial statements included elsewhere in this report.
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
Interest Rate Risk
Our cash and cash equivalents and investments of $444.6 million as of June 30, 2024 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on June 30, 2024 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires milestone payments upon successful completion of certain regulatory milestones on a target-by-target basis to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of June 30, 2024, we had $21.4 million of deposit placed in escrow and $5.8 million of current liabilities denominated in foreign currency.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level.
As described in Company’s Annual Report filed with the SEC on March 14, 2024, we re-evaluated our prior accounting for shares received in the License Agreement and Share Purchase Agreement entered into on December 14, 2020, with Allogene Overland. Upon reassessment, we determined that the 49% of Allogene Overland’s Seed Preferred Shares received as a partial consideration for the License Agreement should be initially measured at fair value. We identified a material weakness in the operation of internal controls over financial reporting with respect to the technical accounting analysis of significant non-routine transactions.
Status of Remediation of Material Weakness

To remediate this material weakness, during the three months ended June 30, 2024, we continued to improve the operation of our controls over financial reporting with respect to the technical accounting analysis of significant non-routine transactions, which includes engaging third-party subject matter experts with significant relevant experience. While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and we will not consider the material weakness remediated until our controls are operational for a sufficient period of time and tested, enabling management to conclude that the controls are operating effectively.

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
Changes in Internal Control over Financial Reporting
Other than as discussed under the “Status of Remediation of Material Weakness” heading, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We may fail to successfully manufacture our product candidates, operate our own manufacturing facility, or obtain regulatory approval to utilize or commercialize from our manufacturing facility or at a contract development and manufacturing organization (CDMO), which could adversely affect our clinical trials and the commercial viability of our product candidates.
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

Risks Related to Our Financial Position and Capital Needs
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, securing related intellectual property rights, building our product manufacturing infrastructure, including a dedicated good manufacturing practices (GMP) manufacturing facility, manufacturing our clinical product candidates and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2023, we reported a net loss of $327.3 million. For the six months ended June 30, 2024, we reported a net loss of $131.4 million. As of June 30, 2024, we had an accumulated deficit of $1.7 billion.
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

As of June 30, 2024, we had $444.6 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our initial public offering (IPO) in October 2018 and private placements and other transactions that have occurred since our incorporation, we may have experienced an “ownership change”. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027.

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

More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the autologous CAR T therapies that have previously been approved. For instance, allogeneic product candidates may result in graft-versus-host disease (GvHD) or chromosomal abnormalities not experienced with autologous products. Additionally, any Phase 2 trial results, such as in the ALPHA3 trial, may not be representative of Phase 1 results, which were based on limited patients and a patient population in an advanced stage or LBCL, and such Phase 2 trial results may not be accepted by the FDA as pivotal and sufficient for cema-cel approval, and additional trials may be required to establish that cema-cel is safe and effective. Even if we collect promising initial clinical data of our product candidates, longer-term data may reveal new adverse events or responses that are not durable. Unexpected clinical outcomes would significantly impact our business.

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

As we treat and re-treat more patients with our product candidates in our clinical trials, new less common side effects may also emerge or increased incidence of previously observed side effects may occur. There is a risk that the FDA or other comparable foreign regulatory authorities may not agree that sufficient mitigating procedures are included in our protocols to address such side effects, and FDA or other comparable foreign regulatory authorities may impose a clinical hold as it evaluates risks associated with such side effects and/or as we work with the agency to implement protocol amendments to appropriately manage such side effects. For instance, we observed a chromosomal abnormality that led to a previous clinical hold on our clinical trials. While our investigation concluded that the chromosomal abnormality had no clinical significance and was unrelated to our manufacturing process, our manufacturing processes include gene engineering by using viral vectors and genomic nucleases that may in the future cause insertion, deletion, or chromosomal translocation that may result in allogeneic CAR T cells to proliferate uncontrollably and adverse events. In addition, we have observed liver enzyme elevations, including one adverse event – autoimmune hepatitis – that qualified as a dose-limiting toxicity in our TRAVERSE trial.

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

In addition, for any trials that may be completed, we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. For example, FDA may determine that results from our Phase 2 ALPHA3 trial are not sufficient to establish that cema-cel is safe and effective, and FDA may require additional trials. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

Phase 1 data from our clinical trials is limited and may change as more patient data becomes available or may not be validated in any future or advanced clinical trial.*

Data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Phase 1 results are preliminary in nature and should not be viewed as predictive of ultimate success. It is possible that such results will not continue or may not be repeated in any clinical trial of our product candidates. For instance, our Phase 2 ALPHA3 trial design is based in part on Phase 1 data from a limited number of patients treated with various doses of ALLO-501 or cema-cel manufactured using the Alloy process, and the larger Phase 2 ALPHA3 trial, which we anticipate will only include cema-cel manufactured internally at CF1, but may ultimately also include cema-cel manufactured at a contract manufacturer, may not be consistent with the Phase 1 results. Furthermore, because ALPHA3 will include a different patient population versus our Phase 1 ALPHA2 trial, i.e., patients having MRD after front-line treatment versus patients with radiographically measurable disease after a minimum of two prior lines of treatment, it is possible that cema-cel may behave differently in terms of expansion, persistence and the ability to eradicate residual disease. In addition, our experience with our CD19 and BCMA programs indicates that manufacturing can impact clinical outcomes. The manufacturing runs we have completed and tested in the clinic are limited across our product candidates and any manufacturing variability that impacts clinical outcomes would significantly harm our business and prospects. We may also fail to develop any optimized manufacturing processes for any of our programs. Ultimately, if we cannot manufacture our product candidates with consistent and reproducible product characteristics, our ability to develop and commercialize any product candidate would be significantly impacted.

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
•imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents uncertain or unreasonable risk to clinical trial participants; a negative finding from an inspection of our or our collaborator’s clinical study operations or our study sites; developments on trials conducted by competitors for related technology that raises FDA or other comparable foreign regulatory authority concerns about risk to patients of the technology broadly; or if the FDA or other comparable foreign regulatory authorities find that the investigational protocol or plan is clearly deficient to meet its stated objectives;
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

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, as we progress the ALPHA2 CLL cohort, ALPHA3 and TRAVERSE trials, we may face enrollment challenges, including an unwillingness of sites or patients to participate, the exclusion of patients with certain disease characteristics or the ineligibility of patients that have received prior autologous CAR T therapies, which continue to gain adoption. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients. Because we anticipate a minority of the 1L patients we will test for MRD as part of screening for the ALPHA3 trial will be MRD positive, we will likely experience a very high screen failure rate, which will require screening a large number of patients to complete enrollment in the study. Because of the anticipated high screen failure rate, certain clinical trial sites may decline to participate in ALPHA3 or completion of enrollment may be significantly delayed. Future epidemics or pandemics may result in reduced enrollment and challenges to related clinical trial activities. The enrollment of patients may be more difficult, such as due to the perceptions of the safety of our clinical trials due to the previous clinical hold, and will depend on many factors, including:
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

We operate a manufacturing facility located in Newark, California that is designed to support our clinical trials and potential commercial production and worldwide distribution of allogeneic CAR T cell products for blood cancers, solid tumors and autoimmune diseases. Introducing any product manufactured at our manufacturing facility into an ongoing clinical trial would be subject to FDA review, and may result in increased costs and delays in conducting such trial, submitting a biologics license application (BLA) and/or gaining FDA or other comparable foreign regulatory authority approval. Similar conditions may apply if we make process changes to our product candidates, as we plan to do for our BCMA program. In addition, any process or raw material change could introduce unacceptable product variability and impact our ability to manufacture on a consistent and reproducible basis. Ultimately, any failure or delays in manufacturing and qualification of our product candidates at our CDMO or at our own manufacturing facility could delay our clinical trials.

We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our product candidates, and the actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates. The commercial dose and treatment regimen may affect our ability to scale and will affect our cost per dose. For instance, because our anti-BCMA product candidates may require a higher dose than cema-cel, it is possible that it may be more difficult to scale production of our anti-BCMA product candidates to meet demand. As a result, we may never be able to develop a commercially viable product. Our manufacturing facility will also require FDA approval, and possibly similar approval from comparable foreign regulatory authorities before it can be used for commercial production, which we may never obtain. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA, EMA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with current good manufacturing practices (cGMP), and other government regulations.

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

These and other risks associated with our collaborations with Servier and Cellectis, each based in France, our collaboration with Notch, based in Canada, and our joint venture for China, Taiwan, South Korea and Singapore with HBP, may materially adversely affect our ability to attain or maintain profitable operations.

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

We may not realize the benefits of acquired assets or other strategic transactions.*

We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions, including our acquisition of CAR T cell assets from Pfizer, licenses with Cellectis, Servier, Notch, Antion, our strategic collaboration with Foresight Diagnostics, and our joint venture with HBP and any future strategic transactions depends on the risks and uncertainties involved including:
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

Additionally, foreign acquisitions and joint ventures are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries. For instance, our joint venture with HBP has faced challenges relating to the regulatory and competitive environment in China for allogeneic CAR T products, as well as challenges within the capital markets for financing allogeneic CAR T development. Our joint venture may face manufacturing difficulties, such as from changes in raw materials or processes due to local regulations, or delivering our licensed product candidates in China, Taiwan, South Korea or Singapore, which could prevent any development or commercialization of our licensed product candidates in the region. The joint venture will also require significant operational and financial support in the future by us or third parties, and any future financing of the joint venture would increase our expenses or dilute our ownership in the joint venture. We may also face unknown liabilities due to supporting our joint venture, such as due to any misuse of materials supplied to our joint venture.

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

Cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” “hacktivists,” organized criminal threat actors, threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce and distribute our product candidates. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service credential stuffing attacks, credential harvesting, adware, ransomware, supply chain attacks, personnel misconduct or error, attacks enhanced or facilitated by AI, and other similar threats. Our information technology systems and data, and those of the third parties with whom we work, may also be subject to failure or disruption from software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, telecommunications failures, natural disasters such as earthquakes, fires, and floods, and other similar issues.

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

We may expend significant resources (including financial), or modify our business activities and operations, including our clinical trial activities, in an effort to protect against security incidents or to detect, investigate, mitigate, contain and remediate a security incident. Certain data privacy and security obligations may require us to implement and maintain specific security measures or use industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Although we have implemented security measures designed to protect against, mitigate, and remediate security incidents, there can be no assurance that these measures will be effective. We have experienced attempts to compromise our information technology systems or otherwise cause a security incident, but, to our knowledge, such attempts have been unsuccessful. In addition, from time to time, our vendors inform us of security incidents. To date, we have not determined that such incidents as reported to us were material. However, we may not have all information related to such incidents and future incidents could have an adverse impact on our business.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may, however, be unable to detect and remediate vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred, meaning that such vulnerabilities could be exploited. Unremediated high risk or critical vulnerabilities pose material risks to our business that may be exploited and could result in a security incident. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. We may also face heightened physical and information technology risks due to our sharing office space with other tenants at certain of our sites. Any failure to prevent or mitigate security incidents or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal, and international law and may cause a material adverse impact to our reputation, affect our ability to conduct our clinical trials and potentially disrupt our business. In addition, as many of our employees work from home at least part of the time and utilize network connections outside our premises, including while at home, or in transit, this poses increased risks to our information technology systems and data.

Applicable data protection laws, privacy policies, data protection obligations and public company disclosure obligations may require us, or we may choose, to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may also experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims) and mass arbitration; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

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

Servier’s discontinuation of its involvement in the development of CD19 Products and Servier's disputes with Cellectis, or future disputes with us, may have adverse consequences.*

On September 15, 2022, Servier sent a notice of discontinuation (Discontinuation) of its involvement in the development of CD19, including the CD19 Products pursuant to the Original Servier Agreement. Under the Servier Agreement, Servier sublicenses to us certain rights it has licensed from Cellectis relating to Cellectis’ TALEN gene editing technology pursuant to the Servier-Cellectis Agreement.

In May 2024 we entered into the Servier Amendment which made various amendments to the Original Servier Agreement, and expanded our licensed territory thereunder to include the European Union and the United Kingdom, and also granted us an option, under certain circumstances, to expand the territory further to include China (including Hong Kong) and Japan. Although we believe that we and Servier are both in full compliance of our respective obligations under the Servier Agreement, there can be no assurance that we will not have future disputes with Servier regarding our respective rights and obligations under our agreements and any future dispute could jeopardize our CD19 Products license, the loss of which would have a significant adverse impact on our business, financial condition, and prospects.

In April 2024 Cellectis filed a Form 20-F with the SEC, stating that Cellectis does not believe that: (1) the Servier-Cellectis Agreement permits Servier to grant a world-wide sub-license to us; and (2) Servier has not complied with its performance obligations under the Servier-Cellectis Agreement, which Cellectis believes may involve material breaches thereof. Cellectis has initiated an arbitration proceeding against Servier through the Centre de Médiation et d'Arbitrage de Paris, wherein Cellectis is seeking a decision terminating the Servier-Cellectis Agreement, and seeking certain compensation. Cellectis has asserted that a favorable determination by the arbitral tribunal, if achieved, would return development and commercialization rights for the licensed products back to Cellectis. Although Servier has advised us that they believe Cellectis’ claims are without merit, there is a risk that Cellectis may prevail in the arbitration and terminate the Servier-Cellectis Agreement. Additionally, although we believe the Servier-Cellectis Agreement grants Servier the right to grant sublicenses without further consent from Cellectis, there is a risk that Cellectis may challenge the expansion of our territory under the Servier Agreement to regions outside the US. The Servier Agreement provides us with certain rights to obtain a direct license with Cellectis in the event the Servier-Cellectis Agreement is terminated, however, there can be no assurance that we will be able to obtain such a direct license. Additionally, although the Servier-Cellectis Agreement grants Servier the right to grant sublicenses without further consent from Cellectis, there is a risk that Cellectis could seek to challenge the expansion of our rights under the Servier Agreement to include the European Union and the United Kingdom. The termination of the Servier-Cellectis Agreement, our failure to obtain a direct license with Cellectis after such termination, or a successful challenge to the territorial expansion of our rights under the Servier Agreement would have a significant adverse impact on our business, financial condition, and prospects.

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

If we or our third-party suppliers use hazardous, non-hazardous, biological or other materials in a manner that causes injury or violates applicable law, we may be liable for damages.*

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials. We and our suppliers are subject to federal, state and local laws and regulations in the United

States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials, and there is a risk of contamination or injury resulting from medical or hazardous materials. For instance, we have had and may continue to have environmental notice of violations at our manufacturing facility. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. In addition, we have previously shipped certain materials to Allogene Overland PRC in China and may do so in the future to its successor entity. Any violation by our joint venture in the use, manufacture, storage, handling and disposal under foreign law may subject us to additional liability.

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

In addition, the FDA is requiring us to demonstrate the overall contribution of ALLO-647 to the benefit to risk ratio of the lymphodepletion regimen for cema-cel. We plan to assess ALLO-647 through part one of the ALPHA3 trial. Some clinical trial sites may elect not to participate, and we cannot be certain when or whether we will be able to successfully enroll the ALPHA3 trial in a timely manner or that the outcome of this study will support FDA approval of both cema-cel and ALLO-647. Any delays to ALLO-647 approval could delay any approval or commercialization of our allogeneic CAR T cell product candidates. We anticipate that the EMA, or comparable foreign regulatory authorities will impose equivalent obligations as part of the marketing authorization process in their territory.

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

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable foreign regulatory authorities, and, to date, the FDA has generally required premarket approval of companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a therapeutic product, the FDA requires that the companion diagnostic be approved concurrent with approval of the therapeutic product and before a product can be commercialized. In the EEA, companion diagnostics are deemed to be in vitro diagnostic medical devices (IVDs) and are governed by Regulation 2017/746 (IVDR). IVDs, including companion diagnostics, must conform with the general safety and performance requirements (GSPR) of the IVDR by December 2028.

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

Our ALPHA3 trial design requires the use of Foresight Diagnostics’ PhasED-Seq™ Circulating Tumor DNA Platform as a companion diagnostic for cema-cel. Although the Foresight CLARITY™ Investigational Use Only (IUO) MRD test, powered by PhasED-Seq, has received IDE approval from the FDA allowing PhasEd-Seq to be used as part of the ALPHA3 trial, there can be no assurance that Foresight Diagnostic will be able to obtain the necessary regulatory approvals to support ALPHA3 clinical trial sites outside the US, or that we would be able to manage logistical challenges associated with timely international shipment of patient samples to Foresight’s US facility for testing, all of which could delay the expansion of our ALPHA3 trial to trial sites outside the US.

Furthermore, in order to commercialize cema-cel based on the outcome of our ALPHA3 trial, the Foresight Diagnostics’ MRD assay must be approved by regulatory agencies, and in some jurisdictions approved as a companion diagnostic test. A delay or failure by Foresight Diagnostics to obtain regulatory approval may delay the commercialization of cema-cel, if approved based on the outcome of our ALPHA3 trial.

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

In addition, given the novel nature of gene-editing and cell therapy technologies, governments may place import, export or other restrictions in order to retain control or limit the use of the technologies. For instance, any limits on exporting certain of our technology to China may adversely affect Overland Therapeutics, a joint venture between us and HBP. Increased negative public opinion or more restrictive government regulations either in the United States or internationally, would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for such product candidates.

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

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. While we have internal efforts directed at ESG matters and preparations for any increased required future disclosures, we may be perceived to be not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC recently finalized rules designed to enhance and standardize climate-related disclosures. These climate disclosure rules have been challenged in court and the SEC has issued an order staying their implementation pending the outcome of judicial review. These new climate-related disclosures, if required, may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation or that harm our stock price. In addition, we currently do not report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock.

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

For example, previously we and Servier had different interpretations regarding the respective parties’ respective rights and obligations under the Original Servier Agreement. In May 2024, we entered into the Servier Amendment which clarified each parties rights and obligations. There can be no assurance that further contract interpretation issues will not arise or that we would be able to amicably resolve such issues. If other issues arise over intellectual property that we have licensed, or license in the future, it could prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, and we may be unable to successfully develop and commercialize the affected product candidates.

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

Confidentiality agreements with employees and third parties, including any strategic partners, may not prevent unauthorized disclosure or use of trade secrets and other proprietary information.*

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. Although we require all of our employees to assign their inventions to us, and require all of our employees and key consultants who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or inappropriately used, or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. For example, we have and may continue to transfer technology to Overland Therapeutics or its affiliates in certain developing countries, and we cannot be certain that we or Overland Therapeutics or any of its affiliates will be able to protect or enforce any proprietary rights in these countries. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

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

Third parties may assert that we or our collaboration partners infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us and/or our collaboration partners. For example, in July 2024 Roche Molecular Systems, Inc. and Roche Sequencing Solutions, Inc. (collectively, Roche) filed lawsuits in Federal District Courts in California and Delaware against Foresight Diagnostics Inc. (Foresight Diagnostics), who is our collaboration partner, as well as Stanford University and three of Foresight’s founders, alleging misappropriation of trade secrets, unfair competition and breach of contract relating to Foresight Diagnostics’ PhasED-Seq Circulating Tumor DNA Platform which is being used as part of our ALPHA3 clinical trial to identify MRD+ patients. As part of the lawsuit, Roche seeks to obtain ownership of certain

Stanford patents covering PhasED-Seq that are licensed to Foresight Diagnostics. Foresight has stated that it believes that Roche’s allegations are meritless and that it intends to vigorously defend against the case. If Roche obtains a preliminary injunction or prevails in its lawsuits, we may be required to seek alternative means for gaining access to the PhasED-Seq MRD assay or find an alternative MRD assay to use in the ALPHA3 trial, either of which may not be available to us on commercially reasonable terms or at all, and/or could significantly delay or prevent the completion of the trial or our plans to commercialize cema-cel as part of a 1L consolidation strategy, if approved, which could materially adversely affect our business, operating results and financial condition.

In addition, we are aware of several U.S. patents held by third parties that may be considered by those third parties to be relevant to cell-based therapies. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when any of our product candidates is approved by the FDA, third parties may then seek to enforce their patents by filing a patent infringement lawsuit against us or our collaboration partners. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. We may not be able to prove in litigation that any patent enforced against us or one of our collaboration partners is invalid.

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

Parties who may make claims against us or our collaboration partners may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign any of our alleged infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

We may not be able to protect our intellectual property rights throughout the world.*

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries where Overland Therapeutics or its affiliates may do business, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us or Overland Therapeutics or any of its affiliates to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2024. For a discussion of management’s consideration of the material weakness identified, see Part I Item 4: Controls and Procedures included in this Quarterly Report.

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

10.1*‡	Share Exchange Agreement, dated May 24, 2024, by and among Allogene Overland Biopharm (CY) Limited, Overland Pharmaceuticals (CY) Inc. and Allogene Therapeutics Inc.

10.2*‡	Amended and Restated Shareholders' Agreement, dated May 24, 2024, by and among Allogene Overland Biopharm (CY) Limited, Allogene Therapeutics Inc. and HH BioPharma Holdings Ltd.

10.3*‡	First Amendment to the License Agreement, dated May 24, 2024, by and between Allogene Therapeutics Inc. and Allogene Overland BioPharm (PRC) Co., Limited.

10.4*	Amendment and Settlement Agreement, dated May 10, 2024, by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier and Allogene Therapeutics, Inc.

10.5+
Securities Purchase Agreement by and among the Company and the Purchasers named therein, dated May 13, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38693), filed with the SEC on May 14, 2024)

10.6*	Amendment No. 1 to Amended and Restated Collaboration and License Agreement, dated May 17, 2024, by and between Allogene Therapeutics, Inc. and Notch Therapeutics (Canada) Inc.

10.7*	Amendment No. 1 to Strategic Collaboration Agreement, dated April 4, 2024, by and between Allogene Therapeutics, Inc. and Foresight Diagnostics, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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
‡ Schedules and Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2024	By:	/s/ David Chang
David Chang, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Geoffrey Parker
Geoffrey Parker
Chief Financial Officer (Principal Financial Officer)