Form 10-Q
period 2024-09-30
Allogene Therapeutics, Inc.
filed 2024-11-07
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 1, 2024, the registrant had 209,672,091 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$51,239	$83,155
Short-term investments	240,325	365,542
Prepaid expenses and other current assets	12,851	10,418
Total current assets	304,415	459,115
Long-term investments	111,821	—
Operating lease right-of-use asset	46,313	63,703
Property and equipment, net	88,989	99,478
Deposit placed in escrow	22,320	—
Restricted cash	10,292	10,292
Other long-term assets	4,970	6,604
Equity method investments	—	3,645
Total assets	$589,120	$642,837
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,506	$5,897
Accrued and other current liabilities	27,065	31,182
Total current liabilities	32,571	37,079
Operating lease liability, noncurrent	85,135	88,346
Other long-term liabilities	7,666	5,179
Total liabilities	125,372	130,604
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares were issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 209,500,137 and 168,642,238 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	210	169
Additional paid-in capital	2,223,265	2,075,252
Accumulated deficit	(1,759,884)	(1,562,233)
Accumulated other comprehensive income/(loss)	157	(955)
Total stockholders’ equity	463,748	512,233
Total liabilities and stockholders’ equity	$589,120	$642,837
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue - related party	$—	$22	$22	$74
Operating expenses:
Research and development	44,713	45,977	147,327	188,253
General and administrative	16,333	17,041	49,687	54,449
Impairment of long-lived assets	10,728	—	15,717	—
Total operating expenses	71,774	63,018	212,731	242,702
Loss from operations	(71,774)	(62,996)	(212,709)	(242,628)
Other income (expense), net:
Interest and other income, net	6,705	6,205	17,126	12,042
Interest expense	(100)	—	(100)	—
Other income and (expense), net	(1,124)	(5,496)	(1,968)	(10,901)
Total other income (expense), net	5,481	709	15,058	1,141
Net loss	(66,293)	(62,287)	(197,651)	(241,487)
Other comprehensive loss:
Net unrealized gain on available-for-sale investments	937	1,440	1,112	7,515
Net comprehensive loss	$(65,356)	$(60,847)	$(196,539)	$(233,972)
Net loss per share, basic and diluted	$(0.32)	$(0.37)	$(1.04)	$(1.58)
Weighted-average number of shares used in computing net loss per share, basic and diluted	209,188,551	167,649,010	189,519,897	153,087,449
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2023	168,642,238	$169	$2,075,252	$(1,562,233)	$(955)	$512,233
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,551,729	1	793	—	—	794
Vesting of early exercised common stock	—	—	532	—	—	532
Stock-based compensation	—	—	11,924	—	—	11,924
Employee stock purchase plan	259,000	—	856	—	—	856
Net loss	—	—	—	(65,000)	—	(65,000)
Net unrealized gain on available-for-sale investments	—	—	—	—	28	28
Balance - March 31, 2024	170,452,967	170	2,089,357	(1,627,233)	(927)	461,367
Issuance of common stock upon exercise of stock options and vesting of RSU's	415,483	1	18	—	—	19
Stock-based compensation	—	—	13,559	—	—	13,559
Issuance of common stock from ATM offering	250,000	—	1,021	—	—	1,021
Issuance of common stock from registered offering, net of commissions and offering costs of $4.7 million	37,931,035	38	105,245	—	—	105,283
Net loss	—	—	—	(66,358)	—	(66,358)
Net unrealized gain on available-for-sale investments	—	—	—	—	147	147
Balance - June 30, 2024	209,049,485	209	2,209,200	(1,693,591)	(780)	515,038
Issuance of common stock upon exercise of stock options and vesting of RSU's	181,142	—	—	—	—	—
Stock-based compensation			13,387	—	—	13,387
Employee stock purchase plan	269,510	1	678	—	—	679
Net loss	—	—	—	(66,293)	—	(66,293)
Net unrealized gain on available-for-sale investments	—	—	—	—	937	937
Balance - September 30, 2024	209,500,137	$210	$2,223,265	$(1,759,884)	$157	$463,748

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2022	144,438,304	$144	$1,911,632	$(1,234,968)	$(9,926)	$666,882
Issuance of common stock upon exercise of stock options and vesting of RSUs	942,276	1	(1)	—	—	—
Vesting of early exercised common stock	—	—	603	—	—	603
Stock-based compensation	—	—	18,770	—	—	18,770
Employee stock purchase plan	359,753	1	1,730	—	—	1,731
Net loss	—	—	—	(99,968)	—	(99,968)
Net unrealized gain on available-for-sale investments	—	—	—	—	3,992	3,992
Balance - March 31, 2023	145,740,333	146	1,932,734	(1,334,936)	(5,934)	592,010
Issuance of common stock from ATM offering, net of commissions and offering costs of $1.6 million	20,288,330	20	87,898	—	—	87,918
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,105,001	1	1,605	—	—	1,606
Vesting of early exercised common stock	—	—	432	—	—	432
Stock-based compensation	—	—	16,594	—	—	16,594
Net loss	—	—	—	(79,232)	—	(79,232)
Net unrealized gain on available-for-sale investments	—	—	—	—	2,083	2,083
Balance - June 30, 2023	167,133,664	167	2,039,263	(1,414,168)	(3,851)	621,411
Issuance of common stock from ATM offering, net of offering costs of $50.0 thousand	606,235	1	3,193	—	—	3,194
Issuance of common stock upon exercise of stock options and vesting of RSUs	204,116	—	326	—	—	326
Vesting of early exercised common stock	—	—	432	—	—	432
Stock-based compensation	—	—	15,354	—	—	15,354
Employee stock purchase plan	231,206	—	765	—	—	765
Net loss	—	—	—	(62,287)	—	(62,287)
Net unrealized gain on available-for-sale investments	—	—	—	—	1,440	1,440
Balance - September 30, 2023	168,175,221	$168	$2,059,333	$(1,476,455)	$(2,411)	$580,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(197,651)	$(241,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	38,870	50,718
Depreciation and amortization	10,406	10,722
Amortization/accretion on investment securities, net	(6,697)	(3,510)
Impairment of long-lived assets	15,717	—
Impairment of equity method investment	—	3,000
Non-cash rent expense	4,148	4,949
Non-cash collaboration revenue - related party	(14)	(49)
Share of gain/loss from equity method investments, net	1,688	7,866
Changes in operating assets and liabilities:
Deposit placed in escrow	(22,320)	—
Prepaid expenses and other current assets	(2,294)	3,555
Other long-term assets	3,591	(421)
Accounts payable	(537)	(7,200)
Accrued and other current liabilities	(4,142)	(7,109)
Operating lease liabilities	(4,531)	(4,445)
Other long-term liabilities	164	(615)
Net cash used in operating activities	(163,602)	(184,026)
Cash flows from investing activities:
Purchases of property and equipment	(437)	(1,335)
Proceeds from sales of investments	5,398	5,623
Proceeds from maturities of investments	330,294	461,467
Purchase of investments	(314,501)	(369,927)
Net cash provided by investing activities	20,754	95,828
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	1,021	91,112
Proceeds from issuance of common stock from registered offering, net of commissions and issuance costs	105,283	—
Proceeds from CIRM award	2,280	—
Proceeds from issuance of common stock upon exercise of stock options	813	1,932
Proceeds from issuance of common stock under the employee stock purchase plan	1,535	2,496
Net cash provided by financing activities	110,932	95,540
Net change in cash and cash equivalents and restricted cash	(31,916)	7,342
Cash and cash equivalents and restricted cash — beginning of period	93,447	72,196
Cash and cash equivalents and restricted cash — end of period	$61,531	$79,538
Non-cash operating activities:
Right-of-use asset obtained in exchange for lease liability	$2,409	$—
Non-cash deferred revenue included in other long-term liabilities	$3,079	$—
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(9,308)	$(9,013)
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
The Company had cash and cash equivalents and investments of $403.4 million as of September 30, 2024. Since inception through September 30, 2024, the Company has incurred cumulative net losses of $1,759.9 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
The condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity as of September 30, 2024 and 2023, the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include but are not limited to the fair value of common stock, the fair value of stock options, the fair value of investments, income tax uncertainties, the CIRM award liability and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances change. Actual results could differ from those estimates.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2024, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report, with exception of the following.
California Institute for Regenerative Medicine (CIRM) Award
Accounting for the CIRM award does not fall under ASC 606, Revenue from Contracts and Customers, as CIRM does not meet the definition of a customer. No income associated with the CIRM award will be recognized until it is confirmed with CIRM that the award does not require repayment. Until then such award will be recognized, along with any interest, as a long-term liability upon cash receipt. Any estimated interest accrued for the CIRM award received is recognized as interest expense in the condensed consolidated statements of operations. See Note 5 below for more details.
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements issued or effective that are expected to have a material impact on the Company's condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on its related disclosures.
In December 2023, the FASB issued Accounting Standard Update No. 2023-09, Income taxes (Topic 740), Improvement to income tax disclosures, which enhances the disclosures required for income taxes in the Company’s annual financial statements. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not plan to adopt this standard early. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.
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

There were no Level 3 assets or liabilities as of September 30, 2024 and as of December 31, 2023.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2024 and as of December 31, 2023 are presented in the following tables:

	September 30, 2024
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$43,977	$—	$—	$43,977
Commercial paper	—	36,840	—	36,840
Corporate bonds	—	125,587	—	125,587
U.S. treasury securities	107,226	—	—	107,226
U.S. agency securities	—	72,813	—	72,813
Asset-backed securities	—	9,680	—	9,680
Total financial assets	$151,203	$244,920	$—	$396,123

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$78,536	$—	$—	$78,536
Corporate bonds	—	97,166	—	97,166
U.S. treasury securities	229,516	—	—	229,516
U.S. agency securities	—	38,860	—	38,860
Total financial assets	$308,052	$136,026	$—	$444,078
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.
4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of September 30, 2024 and as of December 31, 2023 are presented in the following tables:

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$43,977	$—	$—	$43,977
Commercial paper	36,818	35	(13)	36,840
Corporate bonds	125,371	218	(2)	125,587
U.S. treasury securities	107,072	157	(3)	107,226
U.S. agency securities	72,617	196	—	72,813
Asset-backed securities	9,669	11	—	9,680
Total cash equivalents and investments	$395,524	$617	$(18)	$396,123

Classified as:
Cash equivalents				$43,977
Short-term investments				240,325
Long-term investments				111,821
Total cash equivalents and investments				$396,123

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$78,536	$—	$—	$78,536
Corporate bonds	97,265	113	(212)	97,166
U.S. treasury securities	229,563	132	(179)	229,516
U.S. agency securities	39,225	—	(365)	38,860
Total cash equivalents and investments	$444,589	$245	$(756)	$444,078

Classified as:
Cash equivalents				$78,536
Short-term investments				365,542
Long-term investments				—
Total cash equivalents and investments				$444,078
As of September 30, 2024, the remaining contractual maturities of available-for-sale securities were less than 3 years. There were no significant realized losses on available-for-sale securities for the three and nine months ended September 30, 2024. Realized losses on available-for-sale securities for the three and nine months ended September 30, 2023 were zero and $1.0 million, respectively. As of September 30, 2024, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of September 30, 2024 and December 31, 2023, securities with a fair value of zero and $48.4 million, respectively, were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
As of September 30, 2024 and December 31, 2023, the Company recognized $2.8 million and $1.7 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed consolidated balance sheets.
5.         Balance Sheet Components
Property and Equipment, Net

Property and Equipment consist of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Leasehold improvements	107,545	108,621
Laboratory equipment	32,089	33,157
Computer equipment and purchased software	4,752	4,663
Furniture and fixtures	4,171	4,121
Total	148,557	150,562
Less: accumulated depreciation	(59,568)	(51,084)
Total property and equipment, net	$88,989	$99,478
The Company reviews for indicators of impairment on a quarterly basis which includes the change in how its property is being used. In June 2024, the Company made a decision to sublease one of its leased buildings in South San Francisco. The Company vacated and ceased occupancy of this building in June 2024 and currently the Company is actively marketing the leased building for sublease. The Company determined that the change in how this building is being used was an indicator of impairment. The Company identified this to-be-sublet property as a separate asset group. The Company concluded that the carrying value of this to-be-sublet property asset group was not recoverable and the estimated fair value of this asset group was below its carrying value. The decrease in the fair value of this asset group was mainly due to the lower estimated sublease income based on current commercial rental market conditions compared to the lease payments in accordance with the initial operating lease agreement. The Company applied a discounted cash flow method to estimate fair value of its right-of-use asset and leasehold improvements. Based on this analysis, the Company concluded the fair value of the right-of-use asset and leasehold improvements of $2.5 million was lower than its net book value of $7.5 million. The Company recognized a long-lived asset impairment charge of $5.0 million on the right-of-use asset and leasehold improvements in June 30, 2024.
In September 2024, the Company identified an additional indicator that the carrying value of this to-be-sublet property asset group was not recoverable. The expected sublease rental income of $4.0 million as of June 30, 2024 had decreased to $1.9 million as of September 30, 2024. In addition, the risk-adjusted annual discount rate of 9.0% as of June 30, 2024 had increased to 9.5% as of September 30, 2024. The Company updated its discounted cash flow analysis to estimate fair value of its right-of-use asset and leasehold improvements. Based on this analysis, the Company concluded the fair value of the right-of-use asset and leasehold improvements of $1.2 million was lower than its net book value of $2.4 million. The Company recognized an additional long-lived asset impairment charge of $1.2 million on the right-of-use asset and leasehold improvements for the three months ended September 30, 2024 and recognized in aggregate long-lived asset impairment charges of $6.2 million on the right-of-use asset and leasehold improvements for the nine months ended September 30, 2024.
Previously, in December 2023, the Company made a decision to sublease one of its other leased buildings in South San Francisco. The Company had vacated and ceased occupancy of this building in December 2023 and the Company is currently actively marketing the leased building for sublease. During the year ended December 31, 2023, the Company recognized long-lived asset impairment charge of $13.2 million on the right-of-use asset by applying a discounted cash flow method to estimate fair value of its right-of-use asset. The key inputs to this valuation were expected sublease rental income of $22.7 million through March 31, 2032 and annual discount rate of 9.0%. In September 30, 2024, the Company revised its valuation based on a non-binding letter of intent with a subtenant for a portion of the building and new market data. The expected sublease rental income based on the revised valuation was $4.7 million through March 31, 2032 and the annual discount rate did not change. The Company concluded the fair value of the right-of-use asset of $3.1 million was lower than its book value of $12.6 million and recognized an additional long-lived asset impairment charge of $9.5 million on the right-of-use asset for the three and nine months ended September 30, 2024.
The determination of the fair values of the Company’s asset groups related to the to-be-sublet properties that are currently being marketed for sublease purposes represent Level 3 nonrecurring fair value measurements. Calculating the fair value of these assets involve significant estimates and assumptions. These estimates and assumptions include, among other things, expected sublease rental income and risk-adjusted annual discount rate. Changes in the factors and assumptions used could materially affect the amount of impairment loss recognized in the period an asset was considered impaired.
Accrued and Other Current Liabilities
On January 4, 2024, the Company’s Board of Directors approved a reduction in the Company’s workforce of approximately 22% of the Company’s employees in connection with the Company’s pipeline prioritization and clinical development strategy. The reduction in workforce was completed by June 30, 2024. During the nine months ended September 30, 2024, the Company paid approximately $2.9 million for severance and other employee benefits. As of

September 30, 2024, $0.2 million of the severance and other employee benefits accrual was included in accrued and other current liabilities on the condensed consolidated balance sheet.
CIRM Award
On April 26, 2024, the Company was awarded up to $15.0 million from CIRM to support the clinical development of ALLO-316, an AlloCAR TTM investigational product targeting CD70 in development for the treatment of advanced or metastatic renal cell carcinoma (RCC).
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
The Company received $2.3 million from CIRM through September 30, 2024 and accounted for the proceeds as a liability within other long-term liabilities on the condensed consolidated balance sheet. During the three and nine months ended September 30, 2024, the Company recorded interest expense of $0.1 million. As of September 30, 2024, $0.1 million of accrued interest was included in other long-term liabilities.
6.         License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets, including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the three and nine months ended September 30, 2024 or 2023.
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
Pursuant to the Cellectis Agreement, Cellectis granted to the Company an exclusive, worldwide, royalty-bearing license, on a target-by-target basis, with sublicensing rights under certain conditions, under certain of Cellectis’s intellectual property, including its TALEN and electroporation technology, to make, use, sell, import, and otherwise exploit and commercialize CAR T products directed at certain targets, including BCMA, CD70, Claudin 18.2, DLL3 and FLT3 (the Allogene Targets), for human oncologic therapeutic, diagnostic, prophylactic and prognostic purposes. In addition, certain Cellectis intellectual property rights granted by Cellectis to the Company and to Servier pursuant to the Exclusive License and Collaboration Agreement by and between Servier and Pfizer, dated October 30, 2015, which Pfizer assigned to the Company in April 2018, will survive the termination of the Original Cellectis Agreement.
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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2024 and 2023, no clinical development milestones were achieved.
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
On May 10, 2024, the Company and Servier entered into an Amendment and Settlement Agreement (the Servier Amendment) which restructured the parties’ relationship under the Original Servier Agreement (as amended, the Servier Agreement). The Company’s licensed territory was expanded to include the European Union and the United Kingdom. The Company was also granted an option to further extend its licensed territory to include China and Japan upon the objective showing of sufficient resources to develop licensed products in those countries, which could be met through the Company entering into a strategic partnership covering those countries. Additionally, the Company agreed to waive certain of its rights under the Original Servier Agreement to elect a conversion of its license to the CD19 Products to a worldwide license. Under the Servier Agreement, the Company is required to use commercially reasonable efforts to develop, manufacture and commercialize a CD19 Product.
Under the Servier Agreement, Servier sublicenses to the Company certain rights which Servier licenses from Cellectis pursuant to a License, Development and Commercialization Agreement by and between Cellectis and Servier, dated February 7, 2014, as amended by Amendment No. 1 to the License, Development and Commercialization Agreement, dated March 4, 2020 (as amended, the Servier-Cellectis Agreement). As amended by the Servier Amendment, all of the Company’s future milestone payments (regulatory and sales) under the Original Servier Agreement were modified to be the same as, and to coincide with, Servier’s milestone payments to Cellectis that are required under the Servier-Cellectis Agreement. The Servier Agreement provides for aggregate potential milestone payments by the Company to Servier of up to €75.0 million upon successful completion of various regulatory milestones and first commercial sale milestones in the United States, European Union and the United Kingdom for the initial indication of each licensed product, of which €60.0 million remains for the initial indication for cema-cel, with additional payments of €55.0 million, due for each subsequent indication, of which €50.0 million remains for the first subsequent indication for cema-cel, and aggregate potential payments by the Company to Servier of up to €80.0 million upon achievement of certain net sales milestones for each licensed product. Should Servier’s rights and obligations under the Servier-Cellectis Agreement be assigned to the Company, these milestone payments would terminate, and the Company would assume Servier’s milestone payment obligations to Cellectis. In the absence of any such assignment, Servier will remain responsible for making milestone payments that may be due to Cellectis under the Servier-Cellectis Agreement.
The Company transferred €20.0 million into an escrow account in connection with a potential future milestone payment, which is included in the remaining €60.0 million in milestone payments referenced above for the initial indication for cema-cel. Such milestone payment will be triggered, if at all, upon the occurrence of one of these events: (1) the Company doses the first subject in its first phase 3 clinical study for a CD19 CAR T product that is a licensed product under the Servier Agreement, (2) the Company submits a phase 2 clinical study for a licensed product to the U.S. Food and Drug Administration or the European Medicines Agency, and such phase 2 clinical study is accepted for regulatory approval as a pivotal study, or (3) a final and definitive decision of a tribunal or court finding that under the Servier-Cellectis Agreement the milestone has occurred and the €20.0 million payment is due to Cellectis.
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
For the three and nine months ended September 30, 2024, the Company recorded zero and $5.4 million, respectively, in research and development expenses upon achievement of a regulatory milestone. For the three and nine months ended September 30, 2023, the Company recorded $0.1 million and $0.4 million, respectively, of net cost recoveries under the cost-sharing terms of the Servier Agreement as a reduction to research and development expenses. As of September 30, 2024, the Company recorded €20.0 million as deposit placed in escrow in the condensed consolidated balance sheets.
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
On January 25, 2024, the Company entered into an Amended and Restated Collaboration and License Agreement (the Amended Notch Agreement) with Notch. The Amended Notch Agreement amends and restates the Notch Agreement. Under the Amended Notch Agreement, the Company has relinquished its exclusive rights to all original CAR targets (the Released Targets) except for one CAR target, and has agreed to limit its option right to only one additional CAR target. If the option is exercised, the Company will have a minimum funding commitment for the overall development program. If Notch subsequently out-licenses any of the Released Targets, the Company will be entitled to receive a percentage of upfront and/or milestone payments associated therewith up to a set cap of $30.0 million, and will be entitled to a low, single-digit royalty on net sales of products containing a Released Target. In addition, with respect to the Company’s previous equity investment in Notch, the Amended Notch Agreement grants the Company certain anti-dilution protections up to certain limits for certain pre-IPO equity financings. As of September 30, 2024, no Released Targets were out-licensed by Notch. On May 17, 2024, in connection with the Notch Series B Financing the Company waived certain of its anti-dilution rights in exchange for a low single digit percentage reduction in the royalty rate for the royalties the Company is obliged to pay to Notch under our Notch intellectual property license should the Company commercialize a licensed product.
For the three and nine months ended September 30, 2024, the Company recorded zero collaboration costs. For the three and nine months ended September 30, 2023, the Company recorded zero and $1.8 million, respectively, in collaboration costs as research and development expenses. For the three and nine months ended September 30, 2023, the Company recorded $3.0 million in other expenses as impairment loss on its equity method investment in Notch. No milestones were achieved by Notch for the three and nine months ended September 30, 2024 and 2023.
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
Under the terms of the agreement, the Company has committed up to $15.0 million of funding for the duration of the agreement. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance. The Company made an advance payment of $3.0 million to MD Anderson in the year ended December 31, 2020 and made an additional advance payment of $3.0 million to MD Anderson in the year ended December 31, 2023. The Company is obligated to make further payments to MD Anderson each year upon the anniversary of the agreement effective date through the duration of the agreement term. These costs are expensed to research and development as MD Anderson renders the services under the strategic alliance.
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
For the three and nine months ended September 30, 2024, the Company recorded $0.8 million and $1.1 million, respectively, in collaboration costs as research and development expenses. For the three and nine months ended September 30, 2023, the Company recorded $0.2 million and $1.2 million, respectively, in collaboration costs as research and development expenses.
Investment in and License Agreement with Overland Therapeutics, Inc.
Allogene Overland Biopharm (CY) Limited (Allogene Overland), later renamed Overland Therapeutics Inc. (Overland Therapeutics), was initially established as a joint venture by the Company and Overland Pharmaceuticals (CY) Inc. (Overland)

pursuant to a Share Purchase Agreement (Share Purchase Agreement), dated December 14, 2020. Concurrently, on December 14, 2020, the Company entered into a License Agreement (License Agreement) with Allogene Overland for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory).
Pursuant to the Share Purchase Agreement, the Company acquired Seed Preferred Shares in Allogene Overland representing 49% of Allogene Overland’s outstanding stock as partial consideration for the License Agreement, and Overland acquired Seed Preferred Shares representing 51% of Allogene Overland’s outstanding stock for $117.0 million in upfront and certain quarterly cash payments, to support operations of Allogene Overland. The Company received $40.0 million from Allogene Overland as partial consideration for the License Agreement. Until the Organizational Restructuring (as defined below), the Company and Overland were the sole equity holders in Allogene Overland.
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
On May 24, 2024, the Company, Overland, and Allogene Overland entered into a Share Exchange Agreement (Share Exchange Agreement) pursuant to which Overland’s cell therapy business merged into Allogene Overland (the Organizational Restructuring).
Under the Share Exchange Agreement, Allogene Overland acquired from Overland a 100% equity interest in Overland Pharmaceuticals (US) Inc. (Overland US). Overland US includes certain research and development, clinical, and general and administrative staff, as well as select cell therapy assets, including its lead program, OL-101, an autologous GPRC5D-BCMA bispecific dual targeting CAR T for refractory multiple myeloma. Upon completion of the closing of the share exchange, Overland US became a wholly owned subsidiary of Allogene Overland, Overland’s ownership increased to 82% and the Company’s ownership decreased to 18%. Under a separate agreement between Overland and HH BioPharma Holdings Ltd. (HBP) executed on May 24, 2024, Overland distributed all Series Seed Preferred Shares of Allogene Overland held by Overland to HBP and HBP has assumed all rights and obligations attached to such shares and all rights and obligations of Overland under the Share Exchange Agreement.
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
As part of the Organizational Restructuring, Allogene Overland was renamed Overland Therapeutics Inc. (Overland Therapeutics).
Based on the License Agreement, promises that the Company concluded were distinct performance obligations included: (1) the license of intellectual property and delivery of know-how, (2) the manufacturing license, related know-how and support, (3) know-how developed in future periods, and (4) participation in the joint steering committee.
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
Based on the License Amendment, the Company determined that the remaining transaction price was $4.6 million and it was allocated as follows: (i) $1.9 million to the manufacturing license, related know-how and support, which will be recognized as services are delivered and (ii) $2.7 million to the know-how developed in future periods, which will be recognized as services are delivered. As of September 30, 2024, $4.6 million of deferred revenue was recorded in other long-term liabilities.
The Company determined that Overland Therapeutics is a variable interest entity as of September 30, 2024 and December 31, 2023. The Company does not have the power to direct the activities which most significantly affect Overland Therapeutics’ economic performance. Accordingly, the Company did not consolidate Overland Therapeutics because the Company determined that it was not the primary beneficiary. After the Organizational Restructuring, the Company has 20% voting rights of Overland Therapeutics’ board of directors. The Company concluded that it has significant influence over Overland Therapeutics and continued to account for its investment in Overland Therapeutics as an equity method investment. In connection with the Organizational Restructuring, the Company recorded an increase in its equity method investment in Overland Therapeutics and corresponding gain of $1.1 million. The Company’s total equity investment in Overland Therapeutics was zero as of September 30, 2024 and December 31, 2023 (see Note 8). For the three and nine months ended September 30, 2024 and 2023, the Company recognized less than $0.1 million of collaboration revenue.
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
For the three and nine months ended September 30, 2024, the Company recorded zero research and development expenses related to collaboration costs. For the three and nine months ended September 30, 2023, the Company recorded zero and $1.8 million, respectively, in research and development expenses related to collaboration costs. As of September 30, 2024 and December 31, 2023, the Company’s total equity investment in Antion was zero.
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
For the three and nine months ended September 30, 2024, the Company recorded $0.5 million and $2.7 million, respectively, of research and development expenses related to clinical trials start readiness milestones.
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
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of September 30, 2024 and December 31, 2023.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating lease liabilities
Current portion included in accrued and other current liabilities	$7,389	$6,775
Long-term portion of lease liabilities	85,135	88,346
Total operating lease liabilities	$92,525	$95,121
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$2,900	$3,180	$8,931	$9,536
Variable lease cost	834	587	2,209	1,950
Total lease costs	$3,734	$3,767	$11,140	$11,486
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2024 was $9.3 million and was included in net cash used in operating activities in the Company's condensed consolidated statements of cash flows.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of September 30, 2024 were as follows:

Year ending December 31:	(In thousands)
2024 (remaining 3 months)	$3,197
2025	12,920
2026	13,163
2027	13,612
2028	14,076
2029 and thereafter	65,386
Total undiscounted lease payments	122,354
Less: Present value adjustment	(29,829)
Total	$92,525
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.25%. As of September 30, 2024, the weighted average remaining lease term for our operating leases is 8.35 years.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of September 30, 2024.
The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of September 30, 2024, the Company had non-cancellable purchase commitments of $2.3 million.
8.         Equity Investments and Equity Method Investments
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
Accordingly, effective May 17, 2024, the Company started to account for its investment in Notch as an equity investment measured at cost less impairment. The Company’s total equity investment in Notch as of September 30, 2024 was $2.0 million. The Company’s total equity investment in Notch as of December 31, 2023 was $3.6 million and the Company accounted for the investment using the equity method of accounting. For the quarter to date and year to date periods through May 17, 2024, the Company recognized its share of Notch’s net loss of zero and $1.7 million, respectively, under the other income and expense, net caption within the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company recognized its share of Notch’s net loss of $1.5 million and $4.5 million, respectively, under the other income and expense, net caption within the condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recognized $3.0 million of impairment loss under the other expenses caption within the condensed consolidated statements of operations. No impairment loss was recorded in 2024.
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
The Company’s total equity investment in Overland Therapeutics was zero as of September 30, 2024 and December 31, 2023, and the Company accounted for the investment using the equity method of accounting. For the three months ended September 30, 2024, the Company recognized its share of Overland Therapeutics' net loss of $1.1 million under the other income and expense, net caption within the condensed consolidated statements of operations. For the nine months ended September 30, 2024, the Company recognized its gain from the Organizational Restructuring of $1.1 million which was offset by its share of Overland Therapeutics' net loss of $1.1 million under the other income and expense, net caption within the condensed consolidated statement of operations. For the three and nine months ended September 30, 2023, the Company recognized its share of Overland Therapeutics’ net loss of $1.0 million and $3.4 million, respectively, under the other income and expense, net caption within the condensed consolidated statement of operations.

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
As of September 30, 2024, there were 9,508,639 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
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
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2023	21,812,946	$9.93	7.53	$662
Options granted	5,894,664	3.11	8.87
Options exercised	(357,993)	2.27		$597
Options forfeited	(3,394,248)	10.93
Balance, September 30, 2024	23,955,369	$8.22	7.75	$576
Exercisable, September 30, 2024	17,409,307	$9.75	7.32	$258
Vested and expected to vest, September 30, 2024	23,955,369	$8.22	7.75	$576

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on September 30, 2024. For the nine months ended September 30, 2024, the estimated weighted-average grant-date fair value of employee options granted was $2.07 per share. As of September 30, 2024, there was $41.7 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected term in years	5.02 - 6.12	5.27 - 6.08
Expected volatility	72.85% - 73.97%	73.18% - 73.85%
Expected risk-free interest rate	3.42% - 4.32%	3.45% - 4.30%
Expected dividend	0%	0%
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2023	12,180,471	$6.68	2.00	$39,099
Granted	5,091,392	4.09	1.37
Vested	(1,796,660)	9.76
Forfeited	(2,199,686)	7.92
Unvested September 30, 2024	13,275,517	$5.06	1.57	$37,171
Vested and expected to vest, September 30, 2024	13,275,517	$5.06	1.57	$37,171
As of September 30, 2024, there was $38.4 million of unrecognized stock-based compensation related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.
As of September 30, 2024, the Company had 2,433,913 outstanding performance-based restricted stock units and 1,814,134 outstanding restricted stock units with a market condition granted to certain executive officers and other employees pursuant to the 2018 Plan, including 30,653 performance-based restricted stock units granted in the quarter ended September 30, 2024. These awards are subject to the holders’ continuous service to the Company through each applicable vesting event. Through September 30, 2024, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units for the three and nine months ended September 30, 2024 and 2023. The Company recognized $0.7 million and $2.2 million in stock-based compensation expense related to the restricted stock units with a market condition for the three and nine months ended September 30, 2024, respectively. The Company recognized $0.5 million and $1.5 million in stock-based compensation expense related to the restricted stock units with market condition for the three and nine months ended September 30, 2023, respectively.
Stock-based compensation expense
For the three and nine months ended September 30, 2024, the Company recorded $13.4 million and $38.9 million, respectively, of stock-based compensation expense related to stock options, restricted stock units and employee stock purchase plans as research and development and general and administrative expense in its condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2023, the Company recorded $15.4 million and $50.7 million, respectively, of stock-based compensation expense related to stock options, restricted stock units and employee stock purchase plans as research and development and general and administrative expense in its condensed consolidated statements of operations and comprehensive loss.
10.         Related Party Transactions
Collaboration Revenue and Equity Method Investment
In December 2020, the Company entered into the License Agreement with Allogene Overland, a corporate joint venture entity and related party (see Note 6). The License Agreement was subsequently assigned to a wholly-owned subsidiary of Allogene Overland, Allogene Overland HK. On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland PRC. On May 24, 2024, the License Agreement was amended. During the three months ended September 30, 2024 and 2023, the Company recognized zero and less than $0.1 million of collaboration revenue under this arrangement, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized less than $0.1 million of collaboration revenue under this arrangement.
For the three months ended September 30, 2024, the Company recognized its share of Overland Therapeutics' net loss of $1.1 million under the other income and expense, net caption within the condensed consolidated statements of operations. For the nine months ended September 30, 2024, the Company recognized its gain from the Organizational Restructuring of $1.1 million which was offset by its share of Overland Therapeutics' net loss of $1.1 million under the other income and expense, net caption within the condensed consolidated statement of operations. For the three and nine months ended September 30, 2023, the Company recognized its share of Overland Therapeutics’ net loss of $1.0 million and $3.4 million, respectively, under the other income and expense, net caption within the condensed consolidated statement of operations.
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
In February 2023, the Company entered into a new sublease agreement with Bellco for 2,218 square feet of office space in Los Angeles, California. The sublease term is 115 months, subject to certain early termination rights. The sublease commenced on January 1, 2024. The total right of use asset and associated lease liability recorded related to this related party lease was $2.3 million as of September 30, 2024. For the three and nine months ended September 30, 2024, the Company recorded $0.1 million and $0.3 million of rent expense related to this lease, respectively.
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
In August 2018, the Company entered into a consulting agreement with Bellco Capital LLC. Pursuant to the consulting agreement, Bellco Capital LLC provides certain services for the Company, which are performed by Dr. Belldegrun, the Company's executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco Capital LLC $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco Capital LLC an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco Capital LLC in a calendar year. The Company also reimburses Bellco Capital LLC for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus, and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2023, respectively.

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
12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	September 30,
	2024	2023
Stock options to purchase common stock	23,955,369	21,989,462
Restricted stock units subject to vesting	13,275,517	12,169,837
Expected shares to be purchased under Employee Stock Purchase Plan	1,140,573	1,289,434
Early exercised stock options subject to future vesting	—	58,360
Total	38,371,459	35,507,093

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
We have a deep pipeline of allogeneic chimeric antigen receptor (CAR) T cell product candidates targeting multiple promising antigens in a host of hematological malignancies, solid tumors, and autoimmune disease. Earlier this year, we announced our 2024 Platform Vision under which we are now focusing on four core programs.
We are currently focused on developing cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) in large B-cell lymphoma (LBCL) and chronic lymphocytic leukemia (CLL). In June 2024, we initiated a pivotal Phase 2 clinical trial (ALPHA3) for cema-cel as part of a first line (1L) treatment plan for newly diagnosed and treated LBCL patients who are likely to relapse and need further therapy, and we now have almost 30 sites activated. The design of the ALPHA3 1L consolidation trial builds upon the results demonstrated in the Phase 1 ALPHA2 trial and leverages an investigational diagnostic test developed by Foresight Diagnostics, Inc. that we believe will identify patients who have achieved remission by standard disease assessment but who have minimal residual disease (MRD) at the completion of 1L chemoimmunotherapy. The ALPHA3 trial is designed to study the impact of treating MRD positive patients with cema-cel. The study will randomize approximately 240 patients who achieve a complete response or partial response to 1L therapy, but who are MRD positive. The patients will be randomized to either consolidation with cema-cel or the current standard of care, which is observation. The design, with a primary endpoint of event free survival (EFS), will initially include two lymphodepletion arms (one with standard fludarabine and cyclophosphamide plus ALLO-647 and one with standard fludarabine and cyclophosphamide but without ALLO-647). One lymphodepletion arm will be discontinued following a planned interim analysis in mid-2025 designed to select the most appropriate regimen for this patient population. ALPHA3 is expected to complete enrollment in the first half of 2026. Efficacy analyses are expected to occur in 2026, and will include the Independent Data Safety Monitoring Board (IDSMB) interim EFS analysis in the first half of 2026 and the data readout of the primary EFS analysis is expected year-end 2026. A biologics license application (BLA) submission is targeted for 2027. In view of the potential of the earlier line ALPHA3 trial, we have deprioritized the third line (3L) LBCL ALPHA2 and EXPAND trials.
We have initiated the Phase 1b cohort of our ALPHA2 trial to evaluate cema-cel following lymphodepletion with fludarabine/cyclophosphamide and ALLO-647 in patients with relapsed/refractory chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL). We will continue to evaluate clinical development and commercial opportunities for cema-cel in CLL/SLL and will provide an update on this program in early 2025.
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
In November 2024, we provided a data update from patients with CD70 positive RCC, and highlighted that the newly implemented diagnostic and management algorithm appears effective in abating IEC-HS while preserving CAR T efficacy. Additional data from dose escalation cohorts, as well as a newly opened Phase 1b expansion cohort, will be presented in two upcoming scientific meetings, including the 2024 International Kidney Cancer Symposium (IKCS, November 8, 2024) and the Society for Immunotherapy of Cancer’s (SITC) Annual Meeting (November 9, 2024).
As of the October 14, 2024, data cutoff, 39 patients had been enrolled in the ongoing Phase 1 trial, of which 26 were confirmed to have CD70 positive RCC and were evaluable for efficacy outcomes. The median time from enrollment to the start of therapy was five days. Data from dose escalation cohorts and ongoing Phase 1b expansion cohort are included in the presentations. The Phase 1b expansion cohort is evaluating safety and efficacy of ALLO-316 at DL2 (80M CAR T cells) following a standard FC500 (fludarabine (30 mg/m2/day) and cyclophosphamide (500 mg/m2/d) for three days) lymphodepletion regimen. The Phase 1b expansion cohort is expected to ultimately include approximately 20 patients. Additional data from the Phase 1b expansion cohort is expected to be announced in mid-2025.
Following a single infusion of ALLO-316 in heavily pretreated patients, the trial demonstrated best Overall Response Rate (ORR) of 50% and Confirmed Response Rate of 33% in those patients with CD70 Tumor Proportion Score (TPS) of ≥50% who received DL2. Patients with a TPS of ≥50% represents the majority of patients with advanced or metastatic RCC. Of those with a TPS ≥50, 76% (16/21) experienced a reduction in tumor burden. Two of six (33%) patients with high TPS who received the Phase 1b expansion regimen showed durable responses ongoing at ≥four months.
Response Rates by CD70 Status and Dose

Patients Evaluable for Disease Outcomes[a] (N=34)
CD70 Positive (N=26)					CD70 Negative or Unknown (N=8)
	All (N=26)	FCA[b] (N=8)	FCc (N=18)	DL2 FC500 (Phase 1b) (N=8)
Best overall response,[d] n/N (%) High TPS (≥50) Low TPS (<50)	7/26 (27) 7/21 (33) 0/5 (0)	1/8 (13) 1/6 (17) 0/2 (0)	6/18 (33) 6/15 (40) 0/3 (0)	3/8 (38) 3/6 (50) 0/2 (0)	0/8 (0) NA NA
Confirmed ORR,[e] n/N (%) High TPS (≥50) Low TPS (<50)	5/26 (19) 5/21 (24) 0/5 (0)	1/8 (13) 1/6 (17) 0/2 (0)	4/18 (22) 4/15 (27) 0/3 (0)	2/8 (25) 2/6 (33) 0/2 (0)	0/8 (0) NA NA
[a]Patients evaluable for disease outcome includes those who received ALLO-316 and had at least one tumor assessment.
[b]Standard fludarabine and cyclophosphamide plus ALLO-647
[c]Includes FC300 and FC500
[d]Best overall response across visits did not require confirmation for CR/PR.
[e]Confirmed overall response of CR/PR required confirmation at the subsequent visit.

The most common all-grade adverse events were cytokine release syndrome (CRS) (with only one grade ≥3), fatigue (59%), neutropenia (56%), decreased white blood cell count (54%), anemia (51%) and nausea (51%). Immune effector cell-associated neurotoxicity syndrome (ICANS) was minimal at 8% and no graft-versus-host disease (GvHD) occurred.
Safety: Most Prevalent TEAEs (>40% Any Grade Incidence) and AESI

Adverse Event, n(%)	All Patients (N=39)		DL2 FC500 (N=11)
	All Grades	Grade ≥3	All Grades	Grade ≥3
Any TEAE	39 (100)	29 (81)	11 (100)	8 (73)
CRS	24 (62)	1 (3)	8 (73)	0
Fatigue	23 (59)	1 (3)	2 (18)	0
Neutropenia	22 (56)	20 (51)	7 (64)	7 (64)

White blood cell count decreased	21/(54)	19 (49)	8 (73)	8 (73)
Anemia	20 (51)	13 (33)	7 (64)	5 (46)
Nausea	20 (51)	0	3 (27)	0
Thrombocytopenia	18 (46)	10 (26)	7 (64)	3 (27)
Pyrexia	16 (41)	2 (5)	4 (36)	0
AEs of Special interest	Any Grade	Grade ≥3	Any Grade	Grade ≥3
Infection[a] Viral infections	24 (62) 13 (33)	12 (31) 2 (5)	5 (46) 2 (18)	2 (18) 0
Neurotoxicity[b] Headache	17 (44) 8 (21)	12 (31) 2 (5)	5 (46) 2 (18)	2 (18) 0
IEC-HS	5 (13)	1 (3)	2 (18)	0
ICANS	3 (8)	0	3 (27)	0
Graft-versus-host disease	0	0	0	0
TEAE included all AEs that started from the first dose date of study drug in each treatment period up to start of another treatment period, death, or the date prior to initiation of another anti-cancer agent, whichever occurred first. IEC-HS includes the preferred terms IEC-HS, HLH, Hemophagocytic lymphohistiocytosis, and atypical HLH.
Two patients developed an inflammatory syndrome prior to the existence of IEC-HS as a term in MedDRA, which has been updated as of September 2023.
[a]Infection events (62%) were primarily low grade; the most common was viral infections (33%) with cytomegalovirus infection and COVID-19 (any grade, 18% and 15%; Grade ≥3, 0% and 5%, respectively).
[b]Neurotoxicity includes system organ class of nerve system disorders and psychiatric disorders with onset date up to Study Day 30 post ALLO-316 infusion.

Two DLT events of autoimmune hepatitis and cardiogenic shock were reported. Each event occurred in two separate participants who received FCA (FC300 plus ALLO-647) lymphodepletion and DL2 of ALLO-316. Three Grade 5 treatment-related adverse events were reported: 1) cardiogenic shock, which was one of the two DLT events; 2) sepsis from multi-drug resistant Klebsiella pneumoniae in a participant who received DL4 of ALLO-316. This participant had a prior episode of muscle abscess and bacteremia from the same multi-drug resistant Klebsiella and was receiving anakinra and dexamethasone for hyperinflammation; 3) failure to thrive in a participant 16 months after treatment with ALLO-316. This subject had tumor response of stable disease (SD) at month 12 and no interval scans to evaluate disease status prior to death.
On October 29, 2024, we announced that we had received Regenerative Medicine Advanced Therapy (RMAT) designation for ALLO-316 for adult patients with advanced or metastatic RCC. We will continue to evaluate the safety and efficacy at the Phase 1b dose level in 2025.
We are developing ALLO-329, a next-generation allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases (AID). Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in AID. We plan to file an investigational new drug (IND) application in the first quarter of 2025. We expect to initiate the Phase 1 trial with ALLO-329 in mid-2025 and have proof-of-concept by year-end 2025.
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
While we have additional programs in our pipeline, our development priorities are focused on cema-cel (1L Consolidation), ALLO-316 and ALLO-329. We will explore opportunities to partner with collaborators on product candidates across our pipeline.
In May 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) under which we expanded the geographic territory for our CD19 license to include the European Union and the United Kingdom. The Servier Amendment also grants us an option to further expand the licensed territory to include China and Japan upon the objective showing of sufficient resources to develop licensed products in those countries, which could be met through the Company entering into a strategic partnership covering those countries. We estimate that the expansion of our license for the CD19 Products to the European Union and United Kingdom will substantially increase our market opportunity in 1L consolidation

LBCL and R/R/ CLL from more than $6.0 billion in the U.S. alone to more than $9.5 billion across the U.S., European Union and United Kingdom, in turn increasing the potential future revenue opportunity for cema-cel by more than 50%.
Since inception, we have had significant operating losses. Our net losses were $66.3 million and $197.7 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, we had an accumulated deficit of $1.8 billion. As of September 30, 2024, we had $403.4 million in cash and cash equivalents and investments and we expect our cash runway to fund operations into 2026. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
Our Licenses and Collaboration Agreements
Below is a summary of the key terms for certain of our licenses and collaboration agreements. For a more detailed description of these agreements, see Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
In May 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) with Servier under which we: (1) expanded our territory under the Original Servier Agreement to include the European Union and the United Kingdom, and provides for an option to further expand our territory to include China and Japan, (2) waived certain of our rights to elect to convert certain of our license rights to a worldwide license, (3) revised our future milestone payments to coincide with Servier’s milestone payments to Cellectis under the Servier-Cellectis Agreement, (4) agreed to pre-pay a future €20 million milestone payment into an escrow account, and (5) increased the United States tiered royalty rates to a range from the low tens to the mid teen percentages, and agreed to an ex-U.S. royalty rate of 10%. For more information, see “Risk Factors—Servier’s discontinuation of its involvement in the development of CD19 Products and Servier's disputes with Cellectis, or future disputes with us, may have adverse consequences."
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
On January 25, 2024, we entered into an Amended and Restated Collaboration and License Agreement (the Amended Notch Agreement) with Notch. The Amended Notch Agreement amends and restates the Notch Agreement. Under the Amended Notch Agreement, we have relinquished our exclusive rights to all original CAR targets (the Released Targets) except for one CAR target, and have agreed to limit our option right to only one additional CAR target. If the option is exercised, we will have a minimum funding commitment for the overall development program. If Notch subsequently out-

licenses any of the Released Targets, we will be entitled to receive a percentage of upfront and/or milestone payments associated therewith up to a set cap of $30.0 million, and will be entitled to a low, single-digit royalty on net sales of products containing a Released Target.
Strategic Alliance with The University of Texas MD Anderson Cancer Center
On October 6, 2020, we entered into a strategic five-year collaboration agreement with The University of Texas MD Anderson Cancer Center (MD Anderson) for the preclinical and clinical investigation of allogeneic CAR T cell product candidates.
License Agreement with Allogene Overland Biopharm (PRC) Co., Limited
On December 14, 2020, we entered into a License Agreement with Allogene Overland Biopharm (CY) Limited (Allogene Overland) (the License Agreement), a joint venture established by us and Overland Pharmaceuticals (CY) Inc. (Overland), pursuant to a Share Purchase Agreement (Share Purchase Agreement), dated December 14, 2020, for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies directed at four targets, BCMA, CD70, FLT3 and DLL3 (Overland Licensed Products) for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory). Allogene Overland subsequently assigned the License Agreement to a wholly owned subsidiary, Allogene Overland BioPharm (HK) Limited (Allogene Overland HK). On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited (Allogene Overland PRC).

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
As of September 30, 2024, our revenue has been exclusively generated from the License Agreement with Allogene Overland PRC. See Note 6 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the License Agreement.
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
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three and nine months ended September 30, 2024 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year to date relate to costs incurred for the development of our most advanced product candidates and include:
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
Interest Expense

Interest expense related to the California Institute of Regenerative Medicine (CIRM) award is accrued upon cash receipt.
Other Income and Expense, Net
Other income and expense, net consist of non-operating income and expenses, including our share of equity investments’ net losses for the period.
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following sets forth our results of operations for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Collaboration revenue - related party	$—	$22	$(22)	(100)%
Operating expenses:
Research and development	44,713	45,977	(1,264)	(3)%
General and administrative	16,333	17,041	(708)	(4)%
Impairment of long-lived assets	10,728	—	10,728	100%
Total operating expenses	71,774	63,018	8,756	14%
Loss from operations	(71,774)	(62,996)	(8,778)	14%
Other income (expense), net:
Interest and other income, net	6,705	6,205	500	8%
Interest expense	(100)	—	(100)	100%
Other income and expense, net	(1,124)	(5,496)	4,372	(80)%
Total other income (expense), net	5,481	709	4,772	673%
Net Loss	(66,293)	(62,287)	(4,006)	6%
Collaboration revenue - related party
Collaboration revenue recognized for the three months ended September 30, 2023 was mainly due to participation in the joint steering committee performance obligation related to the License Agreement with Allogene Overland PRC.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change
Personnel	$19,699	$26,170	$(6,471)
Development costs	12,469	6,494	5,975
Facilities and depreciation	10,381	11,104	(723)
Other	2,164	2,209	(45)
Total research and development expenses	44,713	45,977	(1,264)
Our research and development expenses included $22.5 million of internal expenses and $22.2 million of external expenses for the three months ended September 30, 2024. Our research and development expenses included $28.1 million of internal expenses and $17.9 million of external expenses for the three months ended September 30, 2023.
Research and development expenses were $44.7 million and $46.0 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $1.3 million was driven primarily by a decrease in personnel related costs of $6.5 million, including $1.8 million related to a decrease in stock-based compensation expense, and a decrease in facilities and depreciation expense of $0.7 million, partially offset by the increase in external costs of $6.0 million relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs.
General and Administrative Expenses
General and administrative expenses were $16.3 million and $17.0 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $0.7 million was primarily due to a decrease in personnel related costs of $0.6 million, including $0.2 million related to a decrease in stock-based compensation expense.
Impairment of long-lived asset
In September 2024, we identified additional impairments as the carrying values of to-be-sublet property asset groups were not recoverable due to current market conditions. We revised the valuations of the assets within these groups based on a non-binding letter of intent with a potential subtenant for a portion of one of the buildings within one of the asset groups and based on new market data for both asset groups. For the three months ended September 30, 2024, we recorded long-lived asset impairment charge of $10.7 million. No such expense was recorded for the three months ended September 30, 2023.
Interest and Other Income, Net
Interest and other income, net was $6.7 million and $6.2 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $0.5 million was primarily due to foreign exchange rate gain as a result of strengthening U.S. dollar against other currencies.
Interest Expense
Interest expense was related to the CIRM award proceeds received for the three months ended September 30, 2024. No such interest expense was recorded for the three months ended September 30, 2023.
Other Income and Expense, Net
Other expense, net was $1.1 million and $5.5 million for the three months ended September 30, 2024 and 2023, respectively. The decrease in other expense of $4.4 million was primarily due to a decrease in the share of net losses in our equity method investments and impairment charge of $3.0 million for our equity method investments during the three months ended September 30, 2023.
Comparison of the Nine Months Ended September 30, 2024 and 2023

The following sets forth our results of operations for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Collaboration revenue - related party	$22	$74	$(52)	(70)%
Operating expenses:
Research and development	147,327	188,253	(40,926)	(22)%
General and administrative	49,687	54,449	(4,762)	(9)%
Impairment of long-lived assets	15,717	—	15,717	100%
Total operating expenses	212,731	242,702	(29,971)	(12)%
Loss from operations	(212,709)	(242,628)	29,919	(12)%
Other income (expense), net:
Interest and other income, net	17,126	12,042	5,084	42%
Interest expense	(100)	—	(100)	100%
Other income and expense, net	(1,968)	(10,901)	8,933	(82)%
Total other income (expense), net	15,058	1,141	13,917	1220%
Net Loss	(197,651)	(241,487)	43,836	(18)%
Collaboration revenue - related party
Collaboration revenue recognized for the nine months ended September 30, 2024 and 2023 was mainly due to participation in the joint steering committee performance obligation related to the License Agreement with Allogene Overland PRC.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
Personnel	$61,590	$89,917	$(28,327)
Development costs	47,552	55,973	(8,421)
Facilities and depreciation	31,164	33,754	(2,590)
Other	7,021	8,609	(1,588)
Total research and development expenses	147,327	188,253	(40,926)
Our research and development expenses included $70.1 million of internal expenses and $77.3 million of external expenses for the nine months ended September 30, 2024. Our research and development expenses included $94.4 million of internal expenses and $93.8 million of external expenses for the nine months ended September 30, 2023.
Research and development expenses were $147.3 million and $188.3 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $40.9 million was driven primarily by a decrease in personnel related costs of $28.3 million, including $10.2 million related to a decrease in stock-based compensation expense, external costs of $8.4 million relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs, and facilities, depreciation, and other expense of $4.2 million.
General and Administrative Expenses
General and administrative expenses were $49.7 million and $54.4 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $4.8 million was primarily due to a decrease in personnel related costs of $3.9 million, including $1.7 million related to a decrease in stock-based compensation expense.

Impairment of long-lived asset
In June 2024, we recorded long-lived asset impairment charge of $5.0 million. In September 2024, we identified additional impairments as the carrying value of this to-be-sublet property asset group was not recoverable due to current market conditions. We revised the valuation of this asset group based on new market data. In September 30, 2024, we recorded an additional long-lived asset impairment charge of $1.2 million.
Previously, in December 2023, we made a decision to sublease one of our other leased buildings in South San Francisco. In September 2024, we identified additional impairments as the carrying value of to-be-sublet property asset group was not recoverable due to current market conditions. We revised the valuations of this asset group based on a non-binding letter of intent with a potential subtenant for a portion of the building included in this asset group and based on new market data. In September, we recorded long-lived asset impairment charge of $9.5 million.
During the nine months ended September 30, 2024, we recognized total impairment charge of $15.7 million. No such expense was recorded for the nine months ended September 30, 2023.
Interest and Other Income, Net
Interest and other income, net was $17.1 million and $12.0 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $5.1 million was primarily due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Interest Expense
Interest expense was related to the CIRM award proceeds received for the nine months ended September 30, 2024. No such interest expense was recorded for the nine months ended September 30, 2023.
Other Income and Expense, Net
Other expense, net was $2.0 million and $10.9 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in other expense of $8.9 million was primarily due to a decrease in the share of net losses in our equity method investments and impairment charge of $3.0 million for our equity method investments during the nine months ended September 30, 2023.
Liquidity and Capital Resources
To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2024, we had $403.4 million in cash and cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Quarterly Report is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, our May 2024 registered offering, and an upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Allogene Overland PRC. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended on November 2, 2022 and November 2, 2023, under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings. During the nine months ended September 30, 2024, we sold an aggregate of 250,000 shares of our common stock in ATM offerings resulting in net proceeds of $1.0 million. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement. In May 2024, we completed an underwritten offering pursuant to which we issued and sold 37,931,035 shares of our common stock. We received net proceeds of $105.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(163,602)	$(184,026)
Investing activities	20,754	95,828
Financing activities	110,932	95,540
Net increase (decrease) in cash and cash equivalents and restricted cash	$(31,916)	$7,342
Operating Activities
During the nine months ended September 30, 2024, cash used in operating activities of $163.6 million was attributable to a net loss of $197.7 million and a decrease of $30.1 million in our net operating assets and liabilities, partially offset by non-cash charges of $64.1 million. The non-cash charges consisted primarily of stock-based compensation expense of $38.9 million, impairment of long-lived assets of 15.7 million, depreciation of $10.4 million, non-cash rent expense of $4.1 million, and our share of equity investments’ net losses for the period of $1.7 million, partially offset by net amortization and accretion on investment securities of $6.7 million. The change in operating assets and liabilities was primarily due to deposit placed in escrow related to the Servier Amendment of $22.3 million, decrease in operating lease liabilities of $4.5 million, decrease in accrued and other current liabilities of $4.1 million, increase in prepaid expenses and other current assets of $2.3 million, and decrease in accounts payable of $0.5 million, partially offset by decrease in other long-term assets of $3.6 million.

During the nine months ended September 30, 2023, cash used in operating activities of $184.0 million was attributable to a net loss of $241.5 million and a decrease of $16.2 million in our net operating assets and liabilities, partially offset by non-cash charges of $73.7 million. The non-cash charges consisted primarily of stock-based compensation expense of $50.7 million, depreciation of $10.7 million, our share of equity investments' net losses for the period of $7.9 million, non-cash rent expense of $4.9 million, and impairment of equity method investment of $3.0 million, partially offset by net amortization and accretion on investment securities of $3.5 million. The change in operating assets and liabilities was primarily due to decrease in accounts payable of $7.2 million, decrease in accrued and other current liabilities of $7.1 million, decrease in operating lease liabilities of $4.4 million, decrease in other long-term liabilities of $0.6 million, and increase in other long-term asset of $0.4 million, partially offset by decrease in prepaid expenses and other current assets of $3.6 million.
Investing Activities
During the nine months ended September 30, 2024, net cash provided by investing activities of $20.8 million was related to cash provided by investment maturities of $330.3 million and cash provided by investment sales of $5.4 million, partially offset by cash used in the purchase of investments of $314.5 million.
During the nine months ended September 30, 2023, net cash provided by investing activities of $95.8 million was related to cash provided by investment maturities of $461.5 million and cash provided by investment sales of $5.6 million, partially offset by cash used in purchases of investments of $369.9 million and cash used in the purchase of property and equipment of $1.3 million.
Financing Activities
During the nine months ended September 30, 2024, cash provided by financing activities of $110.9 million was related to $105.3 million in net proceeds from the issuance of common stock through our May 2024 registered offering, $2.3 million of cash provided from the CIRM award, $1.5 million of cash provided by the sale of common stock through our employee stock purchase plan, $1.0 million of net proceeds from the issuance of common stock through ATM transactions, and $0.8 million of cash provided by the issuance of common stock upon exercise of stock options.
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
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier, Notch and Foresight. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of September 30, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our condensed consolidated financial statements included elsewhere in this report.
Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in South San Francisco, California, as well as lease payments on our cell manufacturing facility in Newark, California. For additional information regarding our lease obligations, see Note 7 to our condensed consolidated financial statements included elsewhere in this report.
Additionally, we have entered into agreements with third-party contract manufacturers for the manufacture and processing of certain of our product candidates and core reagents for clinical testing purposes, and we have entered and will enter into other contracts in the normal course of business with contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of September 30, 2024, the Company had non-cancellable purchase commitments of $2.3 million.
On October 6, 2020, we announced we entered into a strategic five-year collaboration agreement with MD Anderson for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. We and MD Anderson are collaborating on the design and conduct of preclinical and clinical studies with oversight from a joint steering committee. Under the terms of the agreement, we have committed up to $15.0 million of funding for the duration of the agreement. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance. We made an advance payment of $3.0 million to MD Anderson in the year ended December 31, 2020 and made an additional advance payment of $3.0 million to MD Anderson in October 2023. We are obligated to make further payments to MD Anderson each year upon the anniversary of the agreement effective date through the duration of the agreement term. The agreement may be terminated by either party for material breach by the other party. Individual studies may be terminated for, among other things, material breach, health and safety concerns or where the institutional review board, the review board at the clinical site with oversight of the clinical study, requests termination of any study. Where any legal or regulatory authorization is finally withdrawn or terminated, the relevant study will also terminate automatically.
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
Interest Rate Risk
Our cash and cash equivalents and investments of $403.4 million as of September 30, 2024 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on September 30, 2024 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires milestone payments upon successful completion of certain regulatory milestones on a target-by-target basis to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of September 30, 2024, we had $22.3 million of deposit placed in escrow and zero current liabilities denominated in foreign currency.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level.
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
Status of Remediation of Material Weakness

To remediate this material weakness, during the three months ended September 30, 2024, we continued to improve the operation of our controls over financial reporting with respect to the technical accounting analysis of significant non-routine transactions, which includes engaging third-party subject matter experts with significant relevant experience. While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and we will not consider the material weakness remediated until our controls are operational for a sufficient period of time and tested, enabling management to conclude that the controls are operating effectively.

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
Changes in Internal Control over Financial Reporting
Other than as discussed under the “Status of Remediation of Material Weakness” heading, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We may not be able to submit INDs or equivalent foreign applications, to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or other comparable foreign regulatory authorities, may not permit us to proceed.
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
•We are heavily reliant on our partners, Cellectis and Servier, for access to TALEN gene editing technology for the manufacturing and development of our oncology product candidates.
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

Risks Related to Government Regulation
•The FDA, or comparable foreign regulatory authorities, may disagree with our regulatory plan and we may fail to obtain regulatory approval of our CAR T cell product candidates.
•If we, or our collaborators, are required by the FDA, or other comparable foreign regulatory authorities, to obtain approval (or clearance, or certification) of a companion diagnostic device in connection with approval of one of our product candidates, and we, or our collaborators, do not obtain, or face delays in obtaining, approval (or clearance, or certification) of a companion diagnostic device, we will not be able to commercialize the product candidate, and our ability to generate revenue will be materially impaired.

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

Risks Related to Our Financial Position and Capital Needs
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, securing related intellectual property rights, building our product manufacturing infrastructure, including a dedicated good manufacturing practices (GMP) manufacturing facility, manufacturing our clinical product candidates and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2023, we reported a net loss of $327.3 million. For the nine months ended September 30, 2024, we reported a net loss of $197.7 million. As of September 30, 2024, we had an accumulated deficit of $1.8 billion.
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

As of September 30, 2024, we had $403.4 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

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

We may fail to meet our publicly announced guidance or other expectations about our business, which would cause our stock price to decline.*

We may provide guidance regarding our expected financial and business performance, such as projections regarding our cash runway and projected clinical development and/or regulatory milestones. Correctly identifying key factors affecting business conditions and predicting future events is an inherently uncertain process and our guidance may not ultimately be accurate. Our guidance is based on certain assumptions relating to our expenses which may fluctuate based on how quickly we are able to execute on our operational initiatives, such as the timing of initiation of clinical trials and the rate of enrollment in such trials, and the timing of certain milestone payments, manufacturing expenses, employee expenses, facility expenses, and potential modifications of existing or the establishment of new partnership agreements. If our assumptions are not met or are impacted as a result of various risks and uncertainties, we may have to raise additional capital sooner than we currently expect and the market value of our common stock could decline significantly.

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

We are also advancing product candidates against unexplored targets and with new technology. For example, we are advancing ALLO-316 against the CD70 target, and ALLO-329 against CD19 and CD70 targets. ALLO-316 may have limited efficacy, even accounting for the selection of patients with CD70 positive tumors, or have off-target toxicities. As a dual-targeting CAR T product candidate, ALLO-329 may demonstrate limited ability to target and eliminate cells, including both B and T lymphocytes, that express one or both targets. Additionally, there may be unexpected toxicity, such as severe or prolonged immunosuppression or hyperinflammation, arising from targeting both CD19 and CD70 simultaneously. Since CD70 is found on activated T and other immune cells, ALLO-316 and ALLO-329 may also cause fratricide resulting in the loss of ALLO-316 or ALLO-329 cells, either during the manufacturing process or after the cells are administered to patients, or may deplete host T or other immune cells.

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

In our ALPHA3 trial, we are advancing cema-cel for the treatment of patients with LBCL who have completed R-CHOP and have attained a remission, but who still test positive for minimal residual disease (MRD). As part of this trial, under Investigational Device Exemption (IDE), we are using an investigational assay developed by Foresight Diagnostics to determine if a patient is MRD positive. There is a risk that the assay may not function as intended and that the assay may not be sufficiently sensitive to detect the presence of low levels of MRD or sufficiently specific to avoid unacceptable rates of false positives. In addition, there are logistical risks with collecting and sending patient samples to Foresight Diagnostics for testing, and there is a risk that the MRD assay will not be timely performed on the patient samples. If the MRD assay does not function as intended or is not timely performed on patient samples, it could negatively impact the rate of enrollment or the clinical results of the ALPHA3 trial. In addition, we are reliant on Foresight Diagnostics to perform MRD testing. A delay or failure by Foresight Diagnostics to perform MRD testing may negatively impact our ability to conduct ALPHA3 trial as planned, or prevent us from conducting ALPHA3 trial.

The clinical study requirements of the FDA, European Medicines Agency (EMA) and other comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. For example, the regulatory approval process for cema-cel based on our ALPHA3 trial is more complex because it incorporates a companion diagnostic. We also face additional challenges in obtaining regulatory approval for ALLO-647, which we use as part of our lymphodepletion regimen, and for which we would seek to obtain approval concurrently with approval of a CAR T cell product candidate. Approvals by the European Commission and FDA for existing autologous CAR T therapies, such as Kymriah® and Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. Also, the use of healthy donor material in our allogeneic CAR T product candidates may create product variability challenges for us, and we do not yet fully understand the impact of donor variability on clinical outcomes.

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

Our business is highly dependent on the success of our lead product candidates. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.*

Our business and future success depends on our ability to advance clinical development, obtain regulatory approval of, and then successfully commercialize, our lead product candidates. Because cema-cel, ALLO-316, ALLO-715 and ALLO-605, products designed for use in patients with cancer, and ALLO-329, designed for use in patients with autoimmune disease, are or will be among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidates, or the failure of other allogeneic T cell therapies, including for reasons due to safety, efficacy or durability, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions in regard to the viability of our entire pipeline of allogeneic T cell therapies. For instance, all of our clinical trials were previously put on clinical hold due to an observation in the phase 1 portion of the ALPHA2 trial. While the clinical hold has been resolved, we could be subject to a clinical hold in the future due to unexpected observations, adverse patient outcomes or other issues.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. The policies of the FDA, the competent authorities of the European Union Member States (EU Member States), the EMA, the European Commission and other comparable regulatory authorities responsible for clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union recently evolved. The European Union Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the European Union Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized European Union portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

Our product candidates may cause undesirable side effects or have other properties that have halted and could in the future halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.*

Future undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T therapies and those under development have shown frequent rates of CRS, neurotoxicity including immune effector cell-associated neurotoxicity syndrome (ICANS), serious infections, prolonged cytopenia and hypogammaglobulinemia, hemophagocytic lymphohistiocytosis/macrophage activation syndrome (HLH/MAS), immune effector cell-associated HLH-like syndrome (IEC-HS) and adverse events have resulted in the death of patients. We have observed certain of these adverse events for our allogeneic CAR T product candidates. Other adverse events could also emerge in autologous CAR T therapies over time. For instance, patients who received an autologous anti-BCMA CAR T cell therapy have experienced neurocognitive and hypokinetic movement disorder with features of Parkinson's disease that emerged months after treatment and may have been due to BCMA expression within the brain. Our anti-BCMA product candidates have the risk of causing similar adverse events.

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

Our allogeneic CAR T cell product candidates may also cause unique adverse events related to the differences between the donor and patients, such as GvHD or infusion reactions. In addition, we utilize a lymphodepletion regimen, which generally includes combinations of fludarabine, cyclophosphamide and ALLO-647, that may cause serious adverse events. For instance, because some regimens are expected to cause a deep and sometimes prolonged immune suppression, patients will have an increased risk of infection that may be unable to be cleared by the patient and ultimately lead to other serious adverse events or death. Our lymphodepletion regimen has caused such adverse events and may also cause prolonged cytopenia and aplastic anemia. We are also exploring various dosing strategies for lymphodepletion in our clinical trials, such as including varying doses of the chemotherapy agents and/or ALLO-647 or eliminating one or more of the agents, which may alter the risk of serious adverse events or have other undesirable outcomes such as a reduction of the efficacy of treatment.

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

We may also combine the use of our product candidates with other investigational or approved therapies that may cause separate adverse events or events related to the combination.

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

In addition, we have an open IND for ALLO-647, which is being used as part of lymphodepletion in certain of our clinical trials. Any regulatory issues related to ALLO-647 or to the development of ALLO-647, if it is used as part of a lymphodepletion regimen in a clinical study, could delay such study and delay the development of our allogeneic CAR T cell product candidates and significantly affect our business.

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
•the screen failure rate for clinical trials of our product candidates may be higher than we anticipate, requiring us to screen larger numbers of patients than originally planned. For example, the number of patients who have MRD at the end of front-line treatment in ALPHA3 may be lower than we expect, requiring more patients to be screened;
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

A pandemic or epidemic may also increase the risk of certain of the events described above and delay our development timelines. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, as we continue to transition manufacturing of certain of our product candidates from our CDMO to our manufacturing facility, we will be required to meet certain regulatory conditions, such as establishing comparability with the product candidates manufactured at our CDMO, and our inability to meet such conditions would result in investment of additional resources, a delay in using our manufacturing facility for production of such product candidate and an extension of our clinical trial timelines. Similar conditions may apply if we make manufacturing or formulation changes to our product candidates. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, as we progress the ALPHA2 CLL cohort, ALPHA3 and TRAVERSE trials, we may face enrollment challenges, including an unwillingness of sites or patients to participate, the exclusion of patients with certain disease characteristics or the ineligibility of patients that have received prior autologous CAR T therapies, which continue to gain adoption. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients. Because we anticipate a minority of the 1L patients we will test for MRD as part of screening for the ALPHA3 trial will be MRD positive, we will likely experience a very high screen failure rate, which will require screening a large number of patients to complete enrollment in the study. Because of the anticipated high screen failure rate, certain clinical trial sites may decline to participate in ALPHA3 or completion of enrollment may be significantly delayed. Future epidemics or pandemics may result in reduced enrollment and challenges to related clinical trial activities. The enrollment of patients may be more difficult, such as due to the perceptions of the safety of our product candidates, and will depend on many factors, including:
•the patient eligibility criteria defined in the protocol;
•the prevalence of any biomarker required for enrollment, such as MRD or CD70 expression;
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

Since we only need to conduct a limited number of manufacturing runs to generate clinical supply, the diversity of our supply is limited during clinical trials. As a result, some patients may have antibodies to certain donor specific antigens at titers that could negatively impact the activity of our product candidates and which would render the patients ineligible for treatment. Furthermore, cellular mechanisms of allogeneic tissue rejection may limit the efficacy of our products. In addition, we have introduced an in vitro companion diagnostic (IVD) assay in the TRAVERSE trial to screen for patients with CD70+ tumors and are utilizing an MRD assay in the ALPHA3 trial to screen for patients who are MRD positive, both of which are restricting the number of patients eligible for the trials.

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

Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, monoclonal antibodies, hematopoietic cell transplantation as well as autologous CAR T cell therapies, rather than enroll patients in our clinical trial, including if our product candidates have or are perceived to have additional safety or efficacy risks or if using our product candidates may affect insurance coverage of conventional therapies. For instance, the development of autologous CAR T cell therapies continues to rapidly advance, including into earlier lines of treatment of LBCL and treatment of relapsed/refractory (R/R) multiple myeloma, as described under the section entitled "Business—Competition" included in our Annual Report. We also may experience risks associated with a new class of therapies, bispecific antibodies, which have been approved for multiple myeloma and LBCL. The compelling results and related approvals may impact our ability to enroll patients in our clinical trials. Moreover, patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy or may experience a reduction in efficacy as compared to patients who are well enough and whose disease is sufficiently slow growing as to be eligible for autologous CAR T cell therapy.

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

Applicable data protection laws, privacy policies, data protection obligations and public company disclosure obligations may require us, or we may choose, to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. A security incident, whether perceived or actual, experienced by us or a third party with whom we work, may cause us to experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims) and mass arbitration; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

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

We are heavily reliant on our partners, Cellectis and Servier, for access to TALEN gene editing technology for the manufacturing and development of our oncology product candidates.*

A critical aspect to manufacturing allogeneic T cell product candidates involves gene editing the healthy donor T cells in an effort to avoid GvHD and to limit the patient’s immune system from attacking the allogeneic T cells. GvHD results when allogeneic T cells start recognizing the patient’s normal tissue as foreign. For our oncology product candidates, we use Cellectis’ TALEN gene-editing technology to inactivate a gene coding for TCRα, a key component of the natural antigen receptor of T cells, to cause the engineered T cells to be incapable of recognizing foreign antigens. Accordingly, when injected into a patient, the intent is for the engineered T cell not to recognize the tissue of the patient as foreign and thus avoid attacking the patient’s tissue. In addition, we use TALEN gene editing in our oncology product candidates to inactivate the CD52 gene in donor T cells, which codes for the target of an anti-CD52 monoclonal antibody. Anti-CD52 monoclonal antibodies deplete CD52 expressing T cells in patients while sparing therapeutic allogeneic T cells lacking CD52. By administering an anti-CD52 antibody prior to infusing our oncology product candidates, we believe we have the potential to reduce the likelihood of a patient’s immune system from rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which the engineered allogeneic T cells can actively target and destroy the cancer cells. However, the antibody may not have the benefits that we anticipate and could have adverse effects.

We rely on an agreement with Cellectis for exclusive rights to use TALEN technology for 15 select cancer targets, including BCMA, FLT3, CD70, DLL3, Claudin 18.2 and other targets included in our pipeline. We also rely on Cellectis, through our agreement with Servier, for exclusive rights to UCART19, ALLO-501 and cema-cel. Any other gene-editing technology used to research and develop product candidates directed at targets not covered by our existing agreements with Cellectis and Servier will require significant investment and time for advancement. In addition, the Cellectis gene-editing technology may fail to produce viable product candidates. Moreover, both Servier and Cellectis may terminate our respective agreements in the event of a material breach of the agreements, or upon certain insolvency events. Cellectis has challenged and may in the future challenge certain performance by Servier, such as its development of products licensed under the Cellectis-Servier Agreement in acute lymphoblastic leukemia, and any failure by those parties to resolve such matters may have an adverse impact on us. If our agreements were terminated or we required other gene editing technology, such a license or technology may not be available to us on reasonable terms, or at all, and advancing other gene editing technology would require significant resources.

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

Our oncology development strategy relies on incorporating an anti-CD52 monoclonal antibody as part of the lymphodepletion preconditioning regimen prior to infusing allogeneic CAR T cell product candidates.*

Certain of our oncology product candidates utilize an anti-CD52 monoclonal antibody as part of a lymphodepletion regimen to be infused prior to infusing our product candidates. The anti-CD52 antibody may reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which such engineered allogeneic T cells can actively target and destroy cancer cells. However, the antibody may not have the benefits that we anticipate and could have adverse effects. For instance, our lymphodepletion regimen, including using an anti-CD52 antibody, will cause immune suppression that can be of unpredictable depth and duration and that may be associated with an increased risk of infection, such as to common viral or bacterial or opportunistic pathogens, that may be unable to be cleared and ultimately lead to other serious adverse events or death.

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

To secure our own readily available source of anti-CD52 antibody, we are developing our own monoclonal anti-CD52 antibody, ALLO-647, which we use in certain of our clinical trials. ALLO-647 may cause serious adverse events that alemtuzumab may cause, including fatal adverse events, infusion related reactions, immune thrombocytopenia, glomerular nephropathies, thyroid disorders, autoimmune cytopenias, autoimmune hepatitis, hemophagocytic lymphohistiocytosis, acquired hemophilia, infections, stroke, and progressive multifocal leukoencephalopathy. In addition, we are exploring various dosing strategies for lymphodepletion in our clinical trials, such as including varying doses of the chemotherapy agents and/or ALLO-647 or eliminating one or more of the agents, which may alter the risk of serious adverse events or have other undesirable outcomes such as a reduction of the efficacy of treatment. Additionally, our experimental lymphodepletion regimens may show different safety profiles when paired with different allogeneic CAR T product candidates such that regimens deemed safe with one CAR T product candidate may be determined to be associated with unacceptable toxicity when combined with another CAR T candidate or with the same candidate in a different patient population. If observed, these differences may require additional clinical exploration and may cause delays in the execution or termination of development campaigns. See the section entitled "Business—Product Pipeline and Development Strategy" included in our Annual Report for information on safety events.

If we are unable to successfully develop and manufacture ALLO-647 in the timeframe we anticipate, or at all, such as if regulatory authorities do not agree with our selected dose or approve of the use of ALLO-647 in combination with our allogeneic T cell product candidates, our clinical trial timelines and ability to commercialize certain of our oncology product candidates would be significantly delayed.

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

We rely on third parties to manufacture and store our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.*

While we utilize CF1 for clinical manufacturing of our CAR T product candidates, we will continue to use CDMOs to manufacture ALLO-647 and several core reagents, and for distribution logistics. There can be no assurance that we will not experience supply or manufacturing issues related to our product candidates or core reagents in the future.

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

We have built CF1 and have transitioned the manufacturing of certain product candidates to our manufacturing facility. Manufacturing product candidates in our own facility requires that we meet certain regulatory conditions, which may delay or extend our clinical trial timelines. As we transition more manufacturing to CF1, there is a risk that we may need to re-engage our CDMO to manufacture material, which would be costly and there is a risk that the CDMO may be unavailable or may fail in manufacturing, such as due to the CDMO having to retrain its personnel, or train new personnel, to manufacture our material.

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
•Our third-party manufacturers might be unable to timely formulate and manufacture our product or core reagents or produce the quantity and quality required to meet our clinical and commercial needs, if any.
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
•Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products or core reagents.
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

We may be unable to obtain regulatory approval for ALLO-647 in a timely manner or at all, which could delay any approval or commercialization of our allogeneic T cell product candidates.*

As we are concurrently developing ALLO-647 to be used as part of the lymphodepletion regimen for certain of our allogeneic CAR T cell product candidates, mapping a co-development path for dual approval of ALLO-647 and any of our CAR T cell product candidates and coordinating concurrent review with different divisions of competent regulatory authorities. As an example, the divisions of the FDA create additional regulatory uncertainty for us and may delay the development of our product candidates. We expect the Center for Drug Evaluation and Research division of the FDA to exercise authority over the regulatory approval of ALLO-647 while the CBER division will oversee the regulatory approval of our allogeneic CAR T cell product candidates.

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

Regenerative Medicine Advanced Therapy designation and fast track designation may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.*

We have received Regenerative Medicine Advanced Therapy (RMAT) designation for ALLO-316, ALLO-715 and cema-cel and fast track designation for ALLO-605 and ALLO-316. There is no assurance that we will be able to obtain RMAT designation or fast track designation for any of our additional product candidates. RMAT designation and fast track designation do not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation and fast track designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

The strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the patentability, validity, enforceability or scope thereof, for example through inter partes review (IPR), post-grant review or ex parte reexamination before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions, which may result in such patents being cancelled, narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. United States patent applications containing at any time a claim not entitled to a priority date before March 16, 2013 are subject to the “first to file” system implemented by the America Invents Act (2011).

This first to file system will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For United States applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law in view of the passage of the America Invents Act, which brought into effect significant changes to the United States patent laws, including new procedures for challenging patent applications and issued patents.

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

Third parties may assert that we or our collaboration partners infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us and/or our collaboration partners. For example, in July 2024 Roche Molecular Systems, Inc. and Roche Sequencing Solutions, Inc. (collectively, Roche) filed lawsuits in Federal District Courts in California and Delaware against Foresight Diagnostics Inc. (Foresight Diagnostics), who is our collaboration partner, as well as Stanford University and three of Foresight’s founders, alleging misappropriation of trade secrets, unfair competition and breach of contract relating to Foresight Diagnostics’ PhasED-Seq Circulating Tumor DNA Platform which is being used as part of our ALPHA3 clinical trial to identify MRD+ patients. As part of the lawsuit, Roche seeks to obtain ownership of certain Stanford patents covering the PhasED-Seq technology that are licensed to Foresight Diagnostics. Foresight Diagnostics has stated that it believes that Roche’s allegations are meritless and that it intends to vigorously defend against the case, and in October 2024 Foresight Diagnostics and Stanford filed motions seeking to have the lawsuits dismissed. If Roche obtains an injunction or otherwise prevails in its lawsuits, we may be required to seek alternative means for gaining access to the PhasED-Seq MRD assay or find an alternative MRD assay to use in the ALPHA3 trial, either of which may not be available to us on commercially reasonable terms or at all, and/or could significantly delay or prevent the completion of the trial or our plans to commercialize cema-cel as part of a 1L consolidation strategy, if approved, which could materially adversely affect our business, operating results and financial condition.

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

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.*

Presently we have rights to the intellectual property, through licenses from third parties and under patent applications that we own or will own, that we believe will facilitate the development of our product candidates. Because our programs may involve additional product technology that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.

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

As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2024. For a discussion of management’s consideration of the material weakness identified, see Part I Item 4: Controls and Procedures included in this Quarterly Report.

To respond to this material weakness, we are devoting significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we continue to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements, which include retaining third-party subject matter experts with significant relevant experience to help with accounting treatment of significant non-routine transactions. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements
During the Company’s last fiscal quarter, one of the Company’s directors adopted a written plan for the sale of the Company’s common stock set forth in the table below.

		Type of Trading Arrangement
Name and Position	Action	Adoption Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Deborah Messemer, Director	Adoption	August 30, 2024	X	―	61,529	June 30, 2025
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6.    Exhibits.

Exhibit number	Description of document

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

Date: November 7, 2024	By:	/s/ David Chang
David Chang, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Geoffrey Parker
Geoffrey Parker
Chief Financial Officer (Principal Financial Officer)