Form 10-K
period 2024-12-31
Allogene Therapeutics, Inc.
filed 2025-03-13
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $354 million based on the closing price of the registrant’s common stock on June 28, 2024 of $2.33 per share, as reported by The Nasdaq Global Select Market.
The number of shares of Registrant’s Common Stock outstanding as of March 7, 2025 was 217,264,738.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2025, are incorporated by reference into Part III of this Annual Report.

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
•No CAR T therapy has been approved as a part of first-line consolidation strategy for the treatment of LBCL patients, which presents significant regulatory, commercial, and operational risks, and there is no assurance of success in this unproven setting.
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
•Changes in funding for the FDA, the SEC and other government agencies including comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

Risks Related to the Development of Our Product Candidates
•Our engineered allogeneic T cell product candidates represent a novel approach to cancer treatment and treatment of autoimmune diseases, which creates significant challenges for us.
•Gene-editing is a relatively new technology, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.

•We are heavily reliant on our partners, Cellectis and Servier, for access to TALEN gene editing technology for the manufacturing and development of our oncology product candidates.
•We are heavily reliant on our partner, Foresight Diagnostics, for access to their CLARITY™ MRD test for identifying eligible patients for our ALPHA3 trial.
Risks Related to Our Reliance on Third Parties
•We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

Risks Related to Government Regulation
•The FDA and other comparable foreign regulatory approval processes are lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
•The FDA or comparable foreign regulatory authorities may disagree with our regulatory plan and we may fail to obtain regulatory approval of our CAR T cell product candidates.
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

Risks Related to Ownership of Our Common Stock
•The price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.

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

Last year we executed our 2024 Platform Vision, which we believe will redefine the future of chimeric antigen receptor (CAR) T therapy by leveraging the unique attributes of allogeneic CAR T products. In furtherance of that vision, we continue to focus on three core programs:

1.Large B-Cell Lymphoma (LBCL): Potentially groundbreaking ALPHA3 Trial that we believe may leapfrog other CAR T’s and embed cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) in first line (1L) LBCL treatment in community cancer centers where most newly diagnosed patients seek care.

2.Autoimmune Disease (AID): ALLO-329, our next-generation CD19 Dagger® program, focuses on scalability and reduced or chemotherapy-free lymphodepletion, positioning allogeneic CAR T to potentially transform autoimmune management and meet the demand of the market.

3.Renal Cell Carcinoma (RCC): TRAVERSE trial with ALLO-316 seeks to advance scientific innovation underlying the Dagger® technology to optimize CAR T cell expansion and persistence, thereby maximizing the potential of allogeneic CAR T in solid tumors while mitigating treatment-associated inflammatory response.

Our allogeneic approach involves engineering healthy donor T cells, which we believe will allow for the creation of an inventory of off-the-shelf products that can be delivered to a larger portion of eligible patients throughout the world. These potential benefits led our Executive Chair, Arie Belldegrun, M.D., who was previously the Chair and Chief Executive Officer at Kite Pharma (Kite, now a Gilead company), and our President and Chief Executive Officer, David Chang, M.D., Ph.D., previously Chief Medical Officer and Executive Vice President of Research and Development at Kite, to found our company with the driving purpose of accelerating the development of allogeneic CAR T cell therapies.

Although we are currently focusing on our three core development programs noted above, we continue to have a deep pipeline to further the research and development of allogeneic CAR T cell product candidates in both hematological malignancies and solid tumors. We believe our technology platform combined with our management team’s experience in immuno-oncology and specifically in CAR T cell therapy will help drive the rapid development and, if approved, the commercialization of potentially curative therapies for patients with aggressive cancer or who suffer from autoimmune diseases.
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

Our Pipeline

We are currently developing a pipeline of multiple allogeneic CAR T cell product candidates utilizing protein engineering, gene editing, gene insertion and advanced proprietary T cell manufacturing technologies. Our most advanced product candidate, cemacabtagene ansegedleucel, referred to as cema-cel (previously ALLO-501A), is an engineered allogeneic CAR T cell product candidate that targets CD19, a protein expressed on the cell surface of B cells and a validated target for B cell driven hematological malignancies. We are currently focused on developing cema-cel for LBCL. Our pipeline also includes ALLO-316 and ALLO-329. ALLO-316 is an engineered allogeneic CAR T cell product candidate that targets CD70, which is highly expressed in RCC and is selectively expressed in several other cancers thereby creating the potential for ALLO-316 to be developed across a variety of both hematologic malignancies and solid tumors. We are currently focused on developing ALLO-316 for RCC. ALLO-329, an engineered allogeneic CAR T cell product candidate that targets both CD19 and CD70, is in development for the treatment of systemic lupus erythematosus (SLE), idiopathic inflammatory myopathies (IIM), and systemic sclerosis (SSc). We have additional product candidates, but we have deprioritized these programs to allow us to focus on cema-cel, ALLO-316 and ALLO-329. Our pipeline is represented in the diagram below.

1Phase 2 designed to be registrational

Our lead product candidates include:

•Cemacabtagene ansegedleucel (cema-cel). We are enrolling a pivotal Phase 2 clinical trial (ALPHA3) for cema-cel as part of a 1L treatment plan for newly diagnosed and treated LBCL patients who are likely to relapse and need further therapy. The design of the ALPHA3 1L consolidation trial builds upon the results demonstrated in the Phase 1 ALPHA2 trial and leverages an investigational diagnostic test developed by Foresight Diagnostics, Inc. (Foresight Diagnostics) that we believe will identify patients who have achieved remission by standard disease assessment but who have minimal residual disease (MRD) at the completion of 1L chemoimmunotherapy. The ALPHA3 trial is designed to study the impact of treating MRD positive patients with cema-cel. The study will randomize approximately 240 patients who achieve a complete response or partial response to 1L therapy, but who are MRD positive. Patients will be randomized to receive either consolidation with cema-cel or the current standard of care, which is observation. The study design, which has event free survival (EFS) as its primary endpoint, initially includes two lymphodepletion arms:
–FCA: standard fludarabine and cyclophosphamide plus ALLO-647
–FC: standard fludarabine and cyclophosphamide without ALLO-647

One of these lymphodepletion arms will be discontinued following a planned interim analysis designed to identify the most appropriate regimen for this patient population. An initial safety and futility interim analysis will occur once 12 patients in each arm have been enrolled and followed for MRD conversion. If both treatment arms perform better than the control arm according to the futility criteria, but neither treatment arm shows a trend toward superiority relative to the other in this interim analysis, additional patients may be enrolled and analyzed before we select the final lymphodepletion regimen. The selection of the lymphodepletion regimen is anticipated around mid-2025, depending on the interim analyses results and overall trial progress.

•ALLO-316. We have completed enrollment in a Phase 1 clinical trial (TRAVERSE) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic RCC. We presented interim results from the TRAVERSE trial at the International Kidney Cancer Symposium (IKCS) and The Society for Immunotherapy of Cancer's (SITC) Annual Meeting in November 2024. See “—Product Pipeline and Development Strategy—Anti-CD70 Development Program—Results from the Phase 1 ALLO-316 TRAVERSE Trial” for information regarding the results. In October 2024, we announced that we received Regenerative Medicine Advanced Therapy (RMAT) designation for ALLO-316 for adult patients with advanced or metastatic RCC. The RMAT designation was based on Phase 1 clinical data from the TRAVERSE trial indicating the potential of ALLO-316 to address the unmet need for patients with difficult-to-treat RCC who have failed multiple standard RCC therapies, including an immune checkpoint inhibitor and a VEGF-targeting therapy. Once we have obtained additional follow-up data on the enrolled patients, we plan to engage with FDA to establish the next steps for this development program.

•ALLO-329. Following the clearance of an IND in January 2025, we plan to initiate a Phase 1 clinical trial (the RESOLUTION trial) of ALLO-329, an allogeneic CAR T cell product candidate targeting both CD19 and CD70, in adult patients with systemic lupus erythematosus, including lupus nephritis, idiopathic inflammatory myopathies, and systemic sclerosis in mid-2025. Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in autoimmune diseases. The RESOLUTION trial will include two distinct lymphodepletion arms: one using a dose of cyclophosphamide alone which is used by rheumatologists, and another that eliminates lymphodepletion entirely.

•Other Product Candidates: While we have additional programs in our pipeline, our development priorities are focused on cema-cel (1L Consolidation in LBCL), ALLO-316, and ALLO-329. We will explore opportunities to partner with collaborators on product candidates across our pipeline.
Our History and Team

We believe we have established a leadership position in allogeneic CAR T cell therapy. In April 2018, we acquired certain assets from Pfizer Inc. (Pfizer), including strategic license and collaboration agreements and other intellectual property related to the development and administration of allogeneic CAR T cells for the treatment of cancer. We have an Exclusive License and Collaboration Agreement (the Servier Agreement) with Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS (collectively, Servier) to develop and commercialize cema-cel, and certain additional product candidates, and we hold the commercial rights to these product candidates in the United States, the European Union, and the United Kingdom. The Servier Agreement gives us access to Cellectis’ TALEN® gene-editing technology for cema-cel. We also have an exclusive worldwide oncology license from Cellectis to use its TALEN® gene-editing technology for the development of allogeneic T cell product candidates directed against 15 different cancer antigens, including CD70 which ALLO-316 targets. We also have a non-exclusive license with Arbor Biotechnologies relating to a CRISPR-based gene-editing technology for the development of allogeneic T cell product candidates in the field of autoimmune diseases directed against various targets, including CD19 and CD70, both of which ALLO-329 targets.

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

Our Strategy

Our goal is to maintain and build upon our leadership position in allogeneic CAR T cell therapy. We plan to rapidly develop and, if approved, commercialize allogeneic CAR T cell products for the treatment of cancer and autoimmune disease that can be delivered faster, more reliably, and at greater scale than autologous T cell therapies. We believe achieving this goal could result in allogeneic CAR T therapy becoming a standard of care in cancer and autoimmune disease treatments and enable us to make potentially curative products more readily accessible to more patients throughout the world. Key elements of our strategy include:

•Repositioning our allogeneic CAR T product as the only CAR T to be part of a first-line (1L) consolidation approach. We seek to redefine the future of CAR T by potentially repositioning our allogeneic CAR T product as the only CAR T to be part of a first line (1L) treatment plan for newly diagnosed and treated LBCL patients who are likely to relapse and need further therapy. The design of the ALPHA3 1L consolidation trial builds upon the results demonstrated in the Phase 1 ALPHA2 trial and leverages an investigational diagnostic test developed by Foresight Diagnostics to identify patients who have MRD at the completion of 1L chemoimmunotherapy for treatment with cema-cel. The ALPHA3 trial was initiated in June 2024 and now has 40 sites activated and screening for patients with MRD. An interim analysis is anticipated around mid-2025 depending on the analyses and overall trial progress, and based thereon, the lymphodepletion regimen for the remainder of the trial will be selected.

•Expand our allogeneic CAR T platform into the treatment of autoimmune disease (AID). We are currently developing a next-generation product candidate, ALLO-329, which is an engineered allogeneic CAR T cell product candidate that targets CD19 and CD70. ALLO-329 incorporates our Dagger® technology. In January 2025, we announced that the FDA has cleared our IND for a rheumatology basket study of ALLO-329, our RESOLUTION trial. Incorporation of the Dagger® technology into an “off-the-shelf” CD19 product for use in AID is designed to reduce or eliminate the need for standard chemotherapy while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in AID. Initiation of the RESOLUTION trial is targeted for mid-2025 with initial proof-of-concept data available anticipated around year-end 2025.

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

•Expand into solid tumor indications with high unmet need and leverage next generation technologies to advance our platform. We plan to continue to advance the research and development of ALLO-316, which targets CD70, for the treatment of clear cell renal cell carcinoma (ccRCC) as part of our TRAVERSE trial. We are investigating next-generation technologies incorporated in the design of ALLO-316 which seek to better control rejection of allogeneic CAR T cells by the patient's immune system. Such technologies include our Dagger® technology that utilizes an anti-CD70 CAR to kill alloreactive host T cells. We continually survey the scientific and industry landscape for opportunities to license, partner or acquire technologies that may help us advance current or new cell therapies for the benefit of patients.
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

In addition to the domains described above, in ALLO-316, we have included rituximab recognition domains to potentially serve to identify and/or eliminate ALLO-316 cells using rituximab. The figure below shows the constructs that support our lead product candidates in clinical development: cema-cel, ALLO-316 and ALLO-329.

Allogeneic CAR T Cell Products: The Next Revolution

There are two primary approaches to engineered T cell therapy: autologous and allogeneic. Autologous therapies use engineered T cells derived from the individual patient, while allogeneic products use engineered T cells derived from unrelated healthy donors. While the autologous approach has been revolutionary, demonstrating compelling efficacy in many patients, it is burdened by the following key limitations:

•Lengthy Delivery Time. Due to the individualized manufacturing process, patients may wait weeks to months to be treated with their engineered cells. As a result, in the registrational trials for Yescarta® and Kymriah®, up to 31% of intended patients ultimately did not receive treatment primarily due to complications from the underlying disease prior to delivery of therapy or as a result of manufacturing failures. In addition, certain patients being treated with autologous therapies have sometimes required bridging therapy as they wait for the manufacture of their T cells, however, bridging therapy to control disease may increase some cumulative or synergistic toxicities for the patients. Other rapidly progressing patients may not be considered candidates for autologous CAR T given lengthy waiting times and limited manufacturing slots. Each of these autologous CAR T challenges creates inherent limitations to the uptake of autologous CAR T therapies. As discussed in more detail below, these limitations become increasingly prohibitive in diseases where time is of the essence as is the case in 1L consolidation, making autologous CAR T therapy unsuitable for such use.

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

•Speed to Patient. Many patients with aggressive or rapidly progressing cancer may not have multiple weeks to wait for autologous CAR T treatment. Our allogeneic approach has the potential to create off-the-shelf product inventory, which could enable dosing of patients within days of a decision to treat. This would represent a significant reduction in patient wait time, potentially obviating the need for any bridging therapy and allowing the treatment of patients who are either too sick, or their disease progresses too quickly for them to wait for their autologous CAR T cells to be manufactured, thus potentially improving patient outcomes. In addition, as we seek to incorporate our investigational allogeneic CAR T product into a 1L consolidation strategy, the speed to patient becomes even more important. Once it is determined that a patient is MRD positive following standard 1L treatment, published results of front-line chemotherapy outcomes suggest that the patient is very likely to progress, and some patients may do so very quickly (i.e., within a matter of weeks after completing 1L therapy). Furthermore, data suggests that patients who have low burden of disease when they receive CAR T cells tend to have better safety and efficacy outcomes, including lower rates of cytokine release syndrome (CRS) and more durable remissions. As a result, we believe that autologous CAR T therapy is far less suitable for treating MRD positive patients as part of a 1L consolidation strategy given the lengthy lead time for the autologous individualized manufacturing process, which would not allow for rapid CAR T treatment before disease progression and while the disease burden remains low.

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

•Streamlined Manufacturing. We have built an efficient and scalable manufacturing process and organization. The allogeneic CAR T approach utilizes healthy donor T cells which we believe provides enhanced scalability, and an off-the-shelf capability that can potentially reduce the costs to the overall healthcare system as it does not require bridging therapy, leukapheresis and complex logistics.

Manufacturing Allogeneic T Cells

There are similarities as well as key differences between the processes for allogeneic and autologous CAR T cell manufacturing. The three primary steps to creating our engineered allogeneic CAR T cells are: (1) collection and transduction, (2) gene editing, and (3) purification, formulation, and storage. We start with collecting white blood cells from a healthy donor, which are subsequently stimulated to proliferate and transduced with a viral vector to integrate the CAR sequence into the T cell genome. The CAR sequence directs the expression of CAR proteins on the cell surface that allows the transduced T cells to recognize and bind to a target molecule, for example a target that is present on cancer cells or pathogenic autoreactive immune cells. Next, we use gene editing tools to edit the T cell genome to inactivate TCRα, and in the case of our oncology products, to also inactivate CD52. Inactivation of TCRα and CD52 is intended to reduce the risk of GvHD and enable the use of ALLO-647, a proprietary CD52 monoclonal antibody, as part of lymphodepletion to allow the allogeneic T cells to expand and persist in patients, respectively. For oncology products the transduction and genetic editing steps are separate, but for our autoimmune disease product candidate, ALLO-329, the steps are combined and utilize different gene editing technology. Furthermore, ALLO-329 does not incorporate the CD52 knockout utilized in oncology products. Finally, the edited T cells are cultured for several days to increase the cell number, harvested and purified. The purified T cells are formulated in a cryopreservation media and filled into closed, stoppered vials prior to controlled-rate freezing and long-term storage in the vapor phase of liquid nitrogen. This inventory is securely stored and then shipped to treatment facilities, as needed.
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

1Phase 2 designed to be registrational

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

Historically, under our Servier Agreement, we have worked with Servier to develop several CD19 product candidates, including UCART19, ALLO-501 and cema-cel. On September 15, 2022, Servier sent us a notice of discontinuation of its involvement in the development of all CD19 Products pursuant to the Servier Agreement. On May 10, 2024, the we entered into an Amendment and Settlement Agreement (the Servier Amendment) with Servier which restructures our relationship under the Servier Agreement. Under the Servier Amendment the parties agreed that co-development performed by the Company and Servier under the Servier Agreement, including co-development relating to CD19 Products, ceased as of December 15, 2022.

UCART19 was our first CD19 product candidate, and Servier led its manufacturing and clinical development. UCART19 was manufactured to express a CAR that is designed to target CD19 and gene edited to lack TCRα and CD52 to minimize the risk of GvHD and enable use of anti-CD52 monoclonal antibodies to create a window of CAR T cell persistence in the patient. In addition, UCART19 cells were engineered to express a small protein on the cell surface called RQR8, which consists of two rituximab recognition domains. This allowed for recognition and elimination of the CAR T cells by rituximab if silencing of CAR T cell activity is desired. Servier sponsored two Phase 1 clinical trials of UCART19 in patients with R/R CD19 positive B-cell acute lymphoblastic leukemia (ALL), both of which were completed in 2020. Patients from both studies are continuing the long-term follow-up as planned.

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

Results from the Phase 1 ALLO-501 ALPHA Trial and the Phase 1 cema-cel ALPHA2 Trial

On February 13, 2025, we announced long-term follow up data from the Phase 1 ALPHA trial of ALLO-501 and from the Phase 1 ALPHA2 trial of cema-cel in R/R LBCL which was published in the Journal of Clinical Oncology. The ALPHA/ALPHA2 studies were single-arm, multicenter, open-label, Phase 1 trials. As of the data cutoff date (September 26, 2024), 33 CD19 CAR T-naive patients with R/R LBCL were treated in ALPHA/ALPHA2 with cema-cel/ALLO-501 manufactured with the process selected for use in pivotal studies.

The overall Response Rate (ORR) and Complete Response (CR) rate in the ALPHA/ALPHA2 trials were comparable with those observed in patients with R/R LBCL after two or more lines of systemic therapy who received treatment with approved autologous CD19 CAR T cell products. All treatment regimens studied demonstrated clinical benefit. The selected Phase 2 regimen (fludarabine/cyclophosphamide lymphodepletion with 90 mg of ALLO-647 (FCA90) followed by a single dose of CAR+ cells) yielded the highest ORR and CR of 67% and 58%, respectively. Five of 12 patients in this group achieved CR that lasted at least 6 months.

Patients Treated with Phase 2 Regimen (n=12)
Overall Response Rate (ORR), n (%)	8 (67)
Complete Response (CR), n (%)	7 (58)
6 Month CR Rate, n (%)	5 (42)

Patients who achieved a CR had excellent outcomes with a median DOR, PFS (progression free survival) and OS of 23.1 months, 24 months, and not reached, respectively. For patients receiving the selected Phase 2 regimen, median DOR was 23.1 months and median OS was not reached.

The safety profile, including incidence of cytopenias and infections, was manageable and consistent with that of approved autologous CD19 CAR T cell therapies. There were no dose-limiting toxicities, graft-versus-host disease (GvHD), immune effector cell-associated neurotoxicity syndrome (ICANS), or high-grade cytokine release syndrome (CRS). The most common any-grade treatment emergent adverse events (TEAE) (≥25%) were neutropenia (85%), anemia (67%), thrombocytopenia (58%), infusion-related reactions (IRRs; 58%), fatigue (52%), and pyrexia (49%), nausea (39%), lymphopenia (36%), hypotension (36%), peripheral edema (33%), decreased white blood cell count (30%), CMV reactivation (30%), decreased appetite (30%), chills (30%), and hypoxia (27%).

The median time to start of treatment was two days from study enrollment. In contrast, autologous CAR T cell products require wait times often longer than 1 month despite incremental advancements in manufacturing and supply chains.

A growing body of evidence indicates that treatment with CAR T at times when the disease burden is low leads to improved safety and efficacy outcomes and this study reported similar findings. Among patients with baseline tumor burden <1000 mm² or normal serum lactate dehydrogenase (LDH), a blood test that indicates disease activity, the CR rate was 100% (6/6) and 82% (9/11), respectively. These CR rates in this subpopulation support cema-cel as a promising therapeutic option in patients with minimum residual disease (MRD), the population currently being studied in the ALPHA3 trial.

These results serve as the foundation for the ongoing ALPHA3 trial, which is evaluating cema-cel as a consolidation therapy in LBCL patients who are in remission following 1L treatment but remain positive for MRD as detected by an ultrasensitive ctDNA based blood test, Foresight Diagnostics’ investigational CLARITY™ , powered by PhasED-Seq™. These patients have extremely low disease burden, a key subgroup who demonstrated excellent disease outcomes in the ALPHA/ALPHA2 trials.

Clinical Development Plan - Non-Hodgkin Lymphoma (NHL)

We are the sponsor of the ALPHA trial of ALLO-501 and ALPHA2 trial of cema-cel, each for patients with R/R NHL or CLL. The ALPHA trial is a Phase 1 clinical trial of ALLO-501 in patients with R/R LBCL and R/R FL. We completed accrual in the ALPHA trial in 2021 and are following patients as part of long-term follow-up. The ALPHA2 trial was initiated as a Phase 1/2 clinical trial for cema-cel in the second quarter of 2020. The Phase 1 portion of the ALPHA2 trial was designed to assess the safety and tolerability at increasing dose levels of cema-cel in patients with R/R LBCL. In the fourth quarter of 2022, we proceeded to the Phase 2 portion of the ALPHA2 trial in adult patients with R/R LBCL. We have also sponsored the EXPAND trial of ALLO-647, which was intended to demonstrate the overall contribution of ALLO-647 to the benefit to risk ratio of the lymphodepletion regimen for cema-cel.

In January 2024 we announced that we would deprioritize the ALPHA2 R/R LBCL and EXPAND trials to focus on our ALPHA3 trial, which seeks to embed cema-cel as part of a 1L consolidation strategy. We have deprioritized the ALPHA2 R/R LBCL trial primarily because the ALPHA3 trial, if successful, could significantly impact the need for cell therapy in later lines of treatment, including the third line (3L) patients being studied in our ALPHA2 trial. The ALPHA3 trial is an open-label, Phase 2, multicenter clinical trial evaluating the safety and efficacy of cema-cel in adult patients with LBCL who have completed R-CHOP and have attained a remission, but who test positive for MRD. The ALPHA3 trial will randomize approximately 240 patients who achieve a complete or partial response to 1L therapy, but who test positive for MRD at their end-of-therapy PET/CT assessment. The patients will be randomized to either treatment with cema-cel or the current standard of care, which is observation. The design, with a primary endpoint of EFS, will initially include two lymphodepletion arms (one with standard fludarabine and cyclophosphamide plus ALLO-647 and one without ALLO-647). One lymphodepletion arm will be discontinued following a planned interim analysis around mid-2025 designed to select the most appropriate regimen for this patient population.

The ALPHA3 trial leverages an investigational diagnostic test developed by Foresight Diagnostics to identify patients who have MRD at the completion of 1L chemoimmunotherapy. Although 1L R-CHOP is curative for many with

LBCL, as noted above, approximately 30% of patients treated will relapse. Under the current standard of care, there is no way to determine which patients are at greater risk of relapse after initially responding to 1L treatment, and so the standard of care has been simply to “watch and wait” for the disease to relapse. Foresight Diagnostics, however, has developed a liquid biopsy testing platform for the measurement of MRD. Based on Foresight Diagnostics’ published data, we believe that the Foresight Diagnostics’ assay is highly sensitive and predictive of which patients are likely to relapse. By incorporating the Foresight Diagnostics assay into our ALPHA3 trial design, we believe that we can identify the patient population most at risk for relapse and treat those patients with cema-cel.

ALPHA3 takes advantage of cema-cel as a one-time, off-the-shelf treatment that can be administered immediately upon discovery of MRD following six cycles of R-CHOP, potentially positioning cema-cel to become the standard “7th cycle” of frontline treatment available to all eligible patients with MRD. ALPHA3 builds on our belief that administration of CAR T therapies to patients with low disease burden improves both safety and efficacy outcomes. Cema-cel’s Phase 1 safety profile, with low rates of CRS and immune effector cell-associated neurotoxicity syndrome (ICANS), already permits its use in the outpatient setting in R/R patients and may further improve in patients with no radiological evidence of disease. The ALPHA3 trial was initiated in 2024 and enrollment is currently ongoing with 40 sites activated in the United States.

Assuming favorable outcomes and subject to FDA discussions, we plan to seek FDA approval of cema-cel, and possibly ALLO-647, based on the ALPHA3 trial. Additionally, assuming favorable outcomes, we anticipate that the ALPHA3 data set could be used to support EU regulatory approval. The EMA has granted Marketing Authorizations for products, even when their clinical development programs did not involve any European sites. These approvals are based on thorough evaluations of the products’ safety, efficacy, and quality. This practice encompasses a wide range of indications and modalities, including those classified as Advanced Therapy Medicinal Products by the EMA. Later this year, we plan to seek scientific advice from the EMA to assist us with finalizing our regulatory strategy for the EU and the UK. Additionally, in February 2025, we entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics which expands our collaboration to enable the development of Foresight Diagnostics’ MRD assay as a companion diagnostic in the EU, UK, Canada and Australia in support of Allogene’s clinical development of cema-cel.

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

ALLO-316 is manufactured to express a CAR that is designed to target CD70 and gene edited to lack expression of the TCR and CD52 to both minimize the risk of GvHD and to enable use of CD52 monoclonal antibodies to permit a window of persistence of CAR T cells in the patient. In addition, rituximab and CD34 recognition domains have been incorporated in between the scFv and the linker domain, as illustrated below. The rituximab recognition domains allow targeting of cells with rituximab in the event that silencing of CAR T cell activity is desired. The CD34 domain confers recognition by an anti-CD34 antibody, and may be used as a surface marker to monitor ALLO-316 in patients by flow cytometry.

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

In October 2024, we announced that we received Regenerative Medicine Advanced Therapy (RMAT) designation for ALLO-316 for adult patients with advanced or metastatic RCC. The RMAT designation was based on Phase 1 clinical data from the TRAVERSE trial indicating the potential of ALLO-316 to address the unmet need for patients with difficult-to-treat RCC who have failed multiple standard RCC therapies, including an immune checkpoint inhibitor and a VEGF-targeting therapy.

Results from the Phase 1 ALLO-316 TRAVERSE Trial

On November 7, 2024, we announced interim results from the Phase 1 TRAVERSE trial of ALLO-316 in patients with advanced or metastatic RCC who have progressed on or who are intolerant to standard therapies, including an immune checkpoint inhibitor and a VEGF-targeting therapy. Data from dose escalation cohorts and the ongoing Phase 1b expansion cohort were included. The Phase 1b expansion cohort is evaluating safety and efficacy of ALLO-316 at DL2 (80M CAR T cells) following a standard FC500 (fludarabine (30 mg/m2/day) and cyclophosphamide (500 mg/m2/d) for 3 days) lymphodepletion regimen. The interim results provide proof-of-concept demonstrating the promise of an allogeneic CAR T product candidate to treat CD70-expressing RCC with ALLO-316.

As of the data extract date of October 14, 2024, 39 patients had been enrolled in the ongoing Phase 1 trial, of which 26 were confirmed to have CD70 positive RCC and were evaluable for efficacy outcomes. Following a single infusion of ALLO-316 in heavily pretreated patients, the trial demonstrated best Overall Response Rate (ORR) of 50% and Confirmed Response Rate of 33% in those patients with CD70 Tumor Proportion Score (TPS) of ≥50% who received DL2. Patients with a TPS of ≥50% comprise the majority of patients with advanced or metastatic RCC. Of those with a TPS ≥50, 76% (16/21) experienced a reduction in tumor burden. Two of six (33%) patients with high TPS who received the Phase 1b expansion regimen showed durable responses ongoing at ≥4 months.

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

Regarding safety data, the most common all-grade adverse events were CRS (with only one grade ≥3), fatigue (59%), neutropenia (56%), decreased white blood cell count (54%), anemia (51%) and nausea (51%). ICANS was minimal at 8% and no GvHD occurred.

Most Prevalent Treatment-Emergent Adverse Events (TEAEs) (>40% Any Grade Incidence) and
Adverse Events of Special Interest (AESI)

Adverse Event, n(%)	All Patients (N=39)		DL2 FC500 (N=11)
	All Grades	Grade ≥3	All Grades	Grade ≥3
Any TEAE[a]	39 (100)	29 (81)	11 (100)	8 (73)
CRS	24 (62)	1 (3)	8 (73)	0
Fatigue	23 (59)	1 (3)	2 (18)	0
Neutropenia	22 (56)	20 (51)	7 (64)	7 (64)
White blood cell count decreased	21/(54)	19 (49)	8 (73)	8 (73)
Anemia	20 (51)	13 (33)	7 (64)	5 (46)
Nausea	20 (51)	0	3 (27)	0
Thrombocytopenia	18 (46)	10 (26)	7 (64)	3 (27)
Pyrexia	16 (41)	2 (5)	4 (36)	0
AEs of Special Interest	Any Grade	Grade ≥3	Any Grade	Grade ≥3
Infection[b] Viral infections	24 (62) 13 (33)	12 (31) 2 (5)	5 (46) 2 (18)	2 (18) 0
Neurotoxicity[c] Headache	17 (44) 8 (21)	12 (31) 2 (5)	5 (46) 2 (18)	2 (18) 0
IEC-HSd	5 (13)	1 (3)	2 (18)	0
ICANS	3 (8)	0	3 (27)	0
Graft-versus-host disease	0	0	0	0
[a]TEAE included all AEs that started from the first dose date of study drug in each treatment period up to start of another treatment period, death, or the date prior to initiation of another anti-cancer agent, whichever occurred first.
[b]Infection events (62%) were primarily low grade; the most common was viral infections (33%) with cytomegalovirus infection and COVID-19 (any grade, 18% and 15%; Grade ≥3, 0% and 5%, respectively).
[c]Neurotoxicity includes system organ class of nerve system disorders and psychiatric disorders with onset date up to Study Day 30 post ALLO-316 infusion.
[d]IEC-HS includes the preferred terms IEC-HS, HLH, Hemophagocytic lymphohistiocytosis, and atypical HLH. Two patients developed an inflammatory syndrome prior to the existence of IEC-HS as a term in MedDRA, which has been updated as of September 2023.

Two dose-limiting toxicity (DLT) events of autoimmune hepatitis and cardiogenic shock were reported. Each event occurred in two separate participants who received FCA (FC300 plus ALLO-647) lymphodepletion and DL2 of ALLO-316. Three Grade 5 treatment-related adverse events were reported: 1) cardiogenic shock, which was one of the two DLT events; 2) sepsis from multi-drug resistant Klebsiella pneumoniae in a participant who received DL4 of ALLO-316. This participant had a prior episode of muscle abscess and bacteremia from the same multi-drug resistant Klebsiella and was receiving anakinra and dexamethasone for hyperinflammation; 3) failure to thrive in a participant 16 months after treatment with ALLO-316. This subject had tumor response of stable disease (SD) at month 12 and no interval scans to evaluate disease status prior to death.

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

Enrollment in the Phase 1b cohort has been completed and we are now pausing further standard dosing pending durability results for the enrolled patients. Additional data from the Phase 1b expansion cohort is expected to be announced in mid-2025.

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

Lead Target Indications: Systemic Lupus Erythematosus (SLE),
Lupus Nephritis, Idiopathic Inflammatory Myopathies, and Systemic Sclerosis

In January 2025 we announced that the FDA has cleared our IND for a rheumatology basket study of ALLO-329. Our RESOLUTION trial will evaluate the safety and efficacy of ALLO-329 across multiple autoimmune diseases, including systemic lupus erythematosus (SLE) (including lupus nephritis), idiopathic inflammatory myopathies, and systemic sclerosis. SLE is a chronic, systemic autoimmune disease where the body's immune system mistakenly attacks its own tissues, and is characterized by immune dysregulation, autoantibody production, and inflammation affecting multiple organs. Lupus nephritis (LN) is a serious renal complication of SLE. In LN, the immune system targets the kidneys, leading to inflammation, glomerular damage, and potential renal failure. Idiopathic inflammatory myopathies (IIMs) are a group of rare autoimmune diseases characterized by chronic muscle inflammation and progressive weakness, mainly affecting proximal skeletal muscles. Systemic sclerosis (SSc) is a chronic autoimmune connective tissue disorder characterized by vascular dysfunction, immune dysregulation, and progressive fibrosis affecting the skin and internal organs (lungs, heart, kidneys, and gastrointestinal tract).

Approximately 330,000 cases of SLE (according to Decision Resources Group), 70,000 cases of IIM (according to The Myositis Association), and 100,000 cases of SSc (according to Bergamasco et al, Dove Medical Pres Limited) are estimated to be diagnosed in the United States. These autoimmune diseases generally require targeted immunosuppressive and symptom-specific treatments. SLE is primarily managed with hydroxychloroquine and NSAIDs for mild cases, while severe disease, such as lupus nephritis, necessitates immunosuppressants like mycophenolate mofetil or cyclophosphamide, with biologics such as belimumab and anifrolumab for refractory cases. IIM (including polymyositis and dermatomyositis) is typically treated with high-dose corticosteroids, often combined with methotrexate or azathioprine, while severe or refractory cases may require IVIG or rituximab. SSc management focuses on symptom control, with calcium channel blockers for Raynaud’s phenomenon, mycophenolate mofetil for interstitial lung disease, and vasodilators like sildenafil or bosentan for pulmonary arterial hypertension. Current treatments for SLE, IIM, and SSc have significant limitations, including broad immunosuppression, long-term toxicity, delayed onset of action, disease progression despite therapy, frequent dosing and refractory cases.

Clinical Development Plan

We are developing ALLO-329, an allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases. Inclusion of an anti-CD70 CAR in ALLO-329 is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while also targeting CD70+ activated lymphocytes, which may play a direct role in AID pathogenesis. Following the clearance of an IND in January 2025, we plan to initiate a Phase 1 clinical trial (the RESOLUTION trial) of ALLO-329 in adult patients with systemic lupus erythematosus (including lupus nephritis), idiopathic inflammatory myopathies, and systemic sclerosis in mid-2025.

Future Opportunities

Currently, we remain focused on our three key programs described above. As we advance those programs, we may seek to utilize our allogeneic platform to pursue additional targets of interest, particularly through strategic partnerships. These include the additional targets currently in our pipeline as well as other targets that might be validated in the future. For example, we have been developing allogeneic CAR T cell product candidates targeting B-cell maturation antigen (BCMA) for treatment of multiple myeloma (ALLO-715), FLT3 for the treatment of acute myeloid leukemia (ALLO-819), DLL3 for the treatment of small cell lung cancer (ALLO-213), and Claudin 18.2 for the treatment of gastric and pancreatic cancer (ALLO-182).

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

We are currently utilizing Cell Forge 1 (CF1) our state-of-the-art cell therapy manufacturing facility in Newark, California to manufacture our product candidates. We also utilize separate third-party contractors to manufacture cGMP raw materials that are used for the manufacturing of our product candidates, such as viral vectors that are used to deliver the applicable CAR gene into the T cells. We believe all materials and components utilized in the production of the cell line, viral vector and final T cell product are available from qualified suppliers and suitable for pivotal process development in readiness for registration and commercialization.

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

Strategic Agreements

Allogene Overland Biopharm (CY) Limited (Allogene Overland), later renamed Overland Therapeutics Inc. (Overland Therapeutics), was initially established as a joint venture by us and Overland Pharmaceuticals (CY) Inc. (Overland) pursuant to a Share Purchase Agreement (Share Purchase Agreement), dated December 14, 2020. Concurrently, on December 14, 2020, we entered into a License Agreement (License Agreement) with Allogene Overland for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies (JV Licensed Products) for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory).

On May 24, 2024, we, Overland, and Allogene Overland entered into a Share Exchange Agreement (Share Exchange Agreement) pursuant to which Overland’s cell therapy business merged into Allogene Overland (the Organizational Restructuring). Under a separate agreement between Overland and HH BioPharma Holdings Ltd. (HBP) executed on May 24, 2024, Overland distributed all Series Seed Preferred Shares of Allogene Overland held by Overland to HBP and HBP has assumed all rights and obligations attached to such shares and all rights and obligations of Overland under the Share Exchange Agreement. In connection with the Organizational Restructuring, on May 24, 2024, we and Allogene Overland PRC, entered into a First Amendment to the License Agreement (the License Amendment) to amend and supplement certain provisions of the License Agreement. Under the License Amendment, we continue to grant Allogene Overland PRC an exclusive license to develop, manufacture, and commercialize the JV Licensed Products in the JV Territory, with us retaining exclusive rights to the JV Licensed Products outside the JV Territory

We have also entered into multiple additional strategic agreements and collaborations, including an Asset Contribution Agreement with Pfizer (the Pfizer Agreement), a License Agreement with Cellectis (the Cellectis Agreement), the Servier Agreement, a Collaboration and License Agreement (the Notch Agreement) with Notch Therapeutics Inc. (Notch), a License and Collaboration Agreement with Antion, and a Strategic Collaboration Agreement with Foresight Diagnostics.

For additional information regarding our significant agreements, see Note 6 to our consolidated financial statements appearing elsewhere in this Annual Report.
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

We are actively building our intellectual property portfolio around our product candidates and our discovery programs, based on our own intellectual property as well as licensed intellectual property. Following the execution of the Pfizer Agreement, we are the owner of, co-owner of, or the licensee of multiple patents and patent applications in the United States and worldwide. These licensed assets include rights to the Cellectis TALEN® gene-editing technology to engineer T cells that lack functional TCRs and to inactivate the CD52 gene in donor cells. We have exclusive worldwide rights to these patents for certain antigen targets, including BCMA, CD70, FLT3, DLL3 and Claudin 18.2, and have U.S., EU, and UK rights to these patents for CD19. We also have rights to Cellectis intellectual property for technology covering an engineered T cell therapy combining CD52 gene knockout in combination with an anti-CD52 antibody for certain products directed against certain antigen targets. For our lead programs, our patent rights are generally composed of patents and pending patent applications that are solely owned by us, co-owned with Servier, co-owned with Cellectis, co-owned with Pfizer, exclusively licensed from Pfizer, exclusively licensed from Servier, or exclusively licensed from Cellectis.

Our patent portfolio includes protection for our clinical-stage product candidates, ALLO-501, cema-cel, ALLO-316, ALLO-329, ALLO-715, and ALLO-605, as well as our research-stage candidates. With respect to ALLO-501 and cema-cel, we have an exclusive license from Servier to patent rights in the United States covering compositions of matter of and methods of making and using ALLO-501 and cema-cel. With respect to ALLO-715, ALLO-605 and ALLO-316, we have an exclusive license from Pfizer to patent rights covering ALLO-715, ALLO-605, and ALLO-316 in the United States and in foreign jurisdictions. These rights cover compositions of matter of and methods of making and using ALLO-715, ALLO-605 and ALLO-316. We also have patent rights to the TurboCAR™ technology solely owned by us, including technology that covers the TurboCAR™ construct that is part of ALLO-605. More generally, our patent portfolio and filing strategy is designed to provide multiple layers of protection by pursuing claims directed toward, for example: (1) antigen binding domains directed to the targets of our product candidates; (2) CAR constructs used in our product candidates; (3) methods of treatment for therapeutic indications; (4) manufacturing processes, preconditioning methods, and dosing regimens; and (5) immune evasion and other gene and cell engineering technology.

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

Autologous T cell therapies directed at CD19 have been commercialized by Novartis, Kite/Gilead and Bristol-Myers Squibb Company (BMS) and are witnessing increased adoption in the marketplace. In August 2017, Novartis obtained FDA approval to commercialize Kymriah® for the treatment of children and young adults with B-cell ALL that is refractory or has relapsed at least twice. In May 2018, Kymriah® received FDA approval for adults with certain types of LBCL who have not responded to, or who have relapsed after, at least two other types of systemic treatment (3rd-line LBCL), and in May 2022, Kymriah® received FDA approval for the treatment of adult patients with relapsed or refractory follicular lymphoma (FL) after two or more lines of systemic therapy. In October 2017, Kite/Gilead obtained FDA approval to commercialize Yescarta®, for the treatment of adult patients with 3rd-line LBCL. This was followed by approval of Yescarta® for R/R FL in March 2021 and approval of 2nd-line LBCL in April 2022. Kite has also received FDA approval for a second autologous CD19-directed T cell therapy, Tecartus®, for use in patients with R/R mantle cell lymphoma and adult patients with R/R B-cell ALL. In February 2021, BMS obtained FDA approval for its anti-CD19 autologous T cell therapy, Breyanzi® for the treatment of adults with 3rd-line LBCL. The label of Breyanzi® label was extended to 2nd-line LBCL in June 2022, R/R Chronic Lymphocytic Leukemia (CLL) in March 2024, R/R FL in May 2024, and R/R Mantle Cell Lymphoma (MCL) in May 2024.

Autologous cell therapies directed at BCMA have been commercialized by BMS and Jannsen, a Johnson & Johnson company. In March 2021, BMS and partner 2seventy bio, Inc. received FDA approval of Abecma®, an anti-BCMA autologous T cell therapy, for the treatment of adult patients with multiple myeloma who have received at least four prior therapies. Jannsen and partner Legend Bio received approval for Carvykti®, an anti-BCMA autologous T cell therapy, for the same indication in February 2022. Both Abecma® and Carvykti® have succeeded in pivotal trials in earlier lines of R/R myeloma and have gained label extensions into this market in 2024.

Autologous T cell therapies are being developed by a number of additional companies, including but not limited to 2seventy bio, Inc., Adaptimmune Therapeutics PLC, Alaunos Therapeutics, Inc., Arcellx, Inc., Arsenal Biosciences, Inc., AstraZeneca plc, Autolus Therapeutics plc, CARGO Therapeutics, Inc. Eureka Therapeutics, Inc., Galapagos NV, Gilead Sciences, Inc., ImmPACT Bio, USA Inc., Instil Bio, Inc., Iovance Biotherapeutics, Inc., Legend Biotech Corp., Lyell Immunopharma Inc., Mustang Bio, Inc., Triumvira Immunologics, and TScan Therapeutics, Inc.

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

Allogeneic T cell products have yet to receive FDA approval though the number of companies developing allogeneic product candidates is substantial. These include AstraZeneca, plc, Atara Biotherapeutics, Inc., Beam Therapeutics, Inc., Caribou Biosciences, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., F. Hoffmann-La Roche AG, Fate Therapeutics, Inc., Gilead Sciences, Inc., Imugene Ltd., Intellia Therapeutics, Inc., Legend Biotech Corp., Precision Biosciences, Inc., and Sana Biotechnology, Inc. Some of the allogeneic T cell candidates under development target the same antigens that are part of our clinical pipeline, such as CD19, BCMA and CD70. Additionally, Cellectis has several fully-owned allogeneic CAR T programs that could compete with programs that fall outside our agreement with Cellectis.

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

Competition may also arise from non-cell based immune oncology platforms. For instance, we may experience competition from companies, such as AbbVie, Inc., Amgen Inc., BMS, Compass Therapeutics, Inc., F. Hoffmann-La Roche

AG, Genmab A/S, GlaxoSmithKline plc, Immunocore Holdings plc, Johnson & Johnson, MacroGenics, Inc., Merck & Co. Inc., Merus N.V., Pfizer, Regeneron Pharmaceuticals, Inc., and Xencor Inc., that are pursuing bispecific T cell engagers that target both the cancer antigen and T cell receptor, thus bringing both cancer cells and T cells in close proximity to maximize the likelihood of an immune response to the cancer cells. Multiple bi-specific T cell engagers targeting BCMA for myeloma and CD20 for lymphoma are advancing rapidly in development and the first products in each category gained FDA approval in 2022. Additionally, companies, such as ADC Therapeutics SA, Amgen Inc., Daiichi Sankyo Company, Limited, Gilead Sciences, Inc., GlaxoSmithKline plc, ImmunoGen, Inc., Pfizer Inc., and Sutro Biopharma, Inc. are pursuing antibody drug conjugates, which utilize the targeting ability of antibodies to deliver cell-killing agents directly to cancer cells.

In addition to the significant competition noted above in oncology markets, as early data in the use of CAR T cell therapy for the treatment of autoimmune disease has been emerging since 2022, there have been many companies initiating autologous and/or allogeneic cell therapy development programs that would be in direct competition to our autoimmune program. For example, we may experience competition in these markets from companies such as Adicet Bio, Inc., Arcellx, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, BMS, Cabaletta Bio, Inc., Caribou Biosciences, Inc., Cartesian Therapeutics, Inc., CRISPR Therapeutics AG, Fate Therapeutics, Inc., Gracell Biotechnologies, Inc., ImmPACT Bio USA, Inc., Kyverna Therapeutics, Inc., Nkarta, Inc., Novartis, Sana Biotechology, Inc., and TG Therapeutics Inc.

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

Long term follow-up for all patients who get marketed product and post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be required after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

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

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. These are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissue, and cellular and tissue-based products (HCT/Ps), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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

There have been legal and political challenges and amendments to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures will impact the Affordable Care Act.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Price Negotiation Program”) and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a previous executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating a previous executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

Privacy Laws and Regulations

In the ordinary course of our business, we and the third parties with whom we work process personal and sensitive data. Accordingly, we are, and may in the future become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection.

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

Additionally, numerous US states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act (CCPA) creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, affords California residents certain rights related to their personal data, including the right to opt-out of certain sales of personal data. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. As our business progresses, the CCPA may become applicable and impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Many other US states have passed similar comprehensive privacy laws, and more are likely to do so in the future.

See the section titled “Risk Factors – Risks Related to Our Business and Industry” and “Risk Factors – Risks Related to Government Regulation” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

Human Capital

As of March 1, 2025, we had 229 total employees, of which 226 are full-time. Of our full-time employees, 48 hold Ph.D. and/or M.D. degrees, and 186 are engaged in research, development and technical operations. Most of our employees are located in South San Francisco and Newark, California. Our employees are not represented by labor unions or covered by collective bargaining agreements. We believe that our employee morale is healthy and consider our relationship with our employees to be good.

We believe our workforce is key to Allogene’s success and we actively focus on the following core elements of human capital: (1) our “One Allogene” culture, (2) belonging, fairness and representation and (3) recruitment, development and retention. We have also strived to create a safe working environment and have increased onsite presence since the end of the pandemic.

One Allogene Culture

We express our culture under the framework of “One Allogene”:

One Allogene

We only succeed as a team.
We accomplish more together than as individuals when we unite as one Allogene community.

We are resilient, because we strive to save the lives of people with cancer and improve the lives of people with autoimmune disorders.
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

We are good to one another.
We value distinct perspectives, backgrounds and expertise, we earn each other’s trust, and assume good intention as we collaborate to help patients.

We are creating a scientific revolution.

We are One Allogene

These core elements of our culture are meant to define how and why we do business. In addition, our core values of collaboration, leadership, innovation and focus help drive our culture and behaviors and are layered into our performance reviews so that we can keep ourselves and our employees accountable.

Belonging, Fairness and Representation

We are committed to cultivating, fostering, and preserving a culture of belonging, fairness and representation where we foster a supportive, empowering and positive environment through respect, collaboration, and open communication. We embrace and encourage differences across all demographics that make our employees unique. We also embrace differences in experience and background, and welcome different opinions and unique perspectives when making decisions. We believe that in cultivating this environment, our staff feel that they are able to contribute to their full potential. As of March 1, 2025, the general demographic makeup of our workforce remains generally consistent with past years.

We are proud of our efforts to attract the best talent from the broadest pool of talent and we continue to focus on broadening our outreach to extend to all groups by posting our open positions on a variety of top job boards to seek a wide range of qualified candidates. We have and will continue to conduct training for interviewers and hiring managers to ensure they are making decisions based solely on facts, not assumptions, or irrelevant information. Our recruiters and hiring managers have active talent recruitment strategies to ensure that we are reaching the best talent available and giving qualified job applicants the opportunity to compete for positions.

Our initiatives embrace and complement our One Allogene culture by ensuring that our Company and its employees are taking responsibility for ensuring a supportive, empowering and positive work environment where employees feel valued, engaged and fully committed to our mission to serve patients. These initiatives are applicable to our practices and policies, such as those on recruitment, compensation and professional development. We are also progressing the ongoing development of an supportive work environment grounded in psychological safety that encourages:

•Respectful communication and cooperation between all employees.
•Valuing and soliciting input, feedback and opinions from relevant staff.
•Teamwork and employee participation, permitting the representation of employee perspectives.
•Employer and employee contributions to the communities we serve to promote a greater understanding and respect for others.

To champion our efforts in this area, we established a governance structure and formed a cross-functional committee (Committee) comprised of employees of various levels, departments and backgrounds to help advance and promote our commitment to maintaining the culture described above, and the responsibility of our employees to treat others with dignity and respect at all times regardless of our differences. All employees are also encouraged to attend and complete annual awareness training to enhance their knowledge to fulfill this responsibility. The Committee continually works to respond to feedback provided by peers, and present suggestions on our practices and policies to encourage and enforce an environment in which all employees feel that they are part of our team and empowered to achieve their best.

We believe in equal pay for equal work. We establish components and ranges of compensation based on market and benchmark data. Within this context, we strive to pay all employees fairly within a reasonable range, taking into consideration factors such as role; market data; internal consistency; job location; relevant experience; and individual, department and company performance. We also regularly review our compensation practices and analyze our compensation decisions for individual employees and our workforce as a whole on at least an annual basis. Since 2020, we have conducted a pay analysis annually which we believe demonstrates that our compensation practices and structure are fair.

Recruitment, Development and Retention

Successful execution of our strategy is dependent on attracting, developing and retaining our employees. We have and believe we will continue to face significant competition for life science talent. We believe, however, that our leadership in the field of allogeneic cell therapy and our culture have allowed us to recruit a talented workforce. In 2024, we recruited over 34 new employees. Our average time to hire was less than 48 days and over 85% of candidates accepted our offers.

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

Developing our employees is important, and we focus on providing training opportunities and promotional opportunities. Learning and development, training and other resources are an integral part of retaining our employees and creating a culture of learning and leadership within Allogene. Our training offerings provide staff with a variety of opportunities to learn, enhance and practice fundamental leadership skills to enable them to be more effective in their roles and develop their skills for further growth. We also train relevant members of our team on important environmental health and safety topics to help ensure we protect our people and our environment as we operate our business. We encourage our employees to participate and take advantage of a variety of learning and development resources, including online business skills courses, professional development events, and external training programs based on individual needs. We also actively review employee performance and business needs every six months that lead to promotional opportunities for employees across departments and levels.

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

We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, securing related intellectual property rights, building our product manufacturing infrastructure, including a dedicated good manufacturing practices (GMP) manufacturing facility, manufacturing our clinical product candidates and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2024, we reported a net loss of $257.6 million. As of December 31, 2024, we had an accumulated deficit of $1.8 billion.

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

As of December 31, 2024, we had $373.1 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

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

U.S. federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our initial public offering (IPO) in October 2018 and private placements and other transactions that have occurred since our incorporation, we may have experienced an “ownership change”. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

In our ALPHA3 trial, we are advancing cema-cel for the treatment of patients with LBCL who have completed R-CHOP and have attained a remission, but who still test positive for minimal residual disease (MRD). As part of this trial, under Investigational Device Exemption (IDE), we are using an investigational assay developed by Foresight Diagnostics to determine if a patient is MRD positive. The MRD assay represents a novel approach to detecting the presence of minimal disease and the design of our trial is based on certain assumptions regarding the performance of the MRD assay, including assumptions regarding the anticipated MRD+ rate being consistent with published data. There is a risk that the assay may not function as intended and that the assay may not be sufficiently sensitive to detect the presence of low levels of MRD or sufficiently specific to avoid unacceptable rates of false positives. There is also a risk that the MRD+ rate observed in ALPHA3 may be lower than the previously reported rates as a result of the patient population screened, availability of sufficient patient test material, the performance of the test, and other factors that differ from previously reported rates. In addition, there are logistical risks with collecting and sending patient samples to Foresight Diagnostics for testing, and there is a risk that the MRD assay will not be timely performed on the patient samples. If the MRD assay does not function as intended (e.g., false negatives/positives, or the MRD+ rate is lower than expected), or if the MRD assay is not timely performed on patient samples, it could negatively impact the rate of enrollment, the clinical results of, or the feasibility of the ALPHA3 trial, or negatively impact the market opportunity for cema-cel. In addition, we are reliant on Foresight Diagnostics to perform MRD testing. A delay or failure by Foresight Diagnostics to perform MRD testing may negatively impact our ability to conduct ALPHA3 trial as planned, or prevent us from conducting ALPHA3 trial.

The clinical study requirements of the FDA, European Medicines Agency (EMA) and other comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. For example, the regulatory approval process for cema-cel based on our ALPHA3 trial is more complex because it pairs the approval of cema-cel with a companion diagnostic test. We also face additional challenges in obtaining regulatory approval for ALLO-647, which we use as part of our lymphodepletion regimen, and for which we would seek to obtain approval concurrently with approval of a CAR T cell product candidate. Approvals by the European Commission and FDA for existing autologous CAR T therapies, such as Kymriah® and Yescarta®, may not be indicative of what these regulators may require for approval of our therapies.

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

In addition, for any trials that may be completed, we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. For example, FDA may determine that results from our Phase 2 ALPHA3 trial are not sufficient to establish that cema-cel is safe and effective, and FDA may require additional trials. Additionally, although the EMA has previously approved CAR T products based on US clinical trial data which did not include any European sites, the regulatory landscape for CAR T products continues to evolve, and the EMA may require us to conduct clinical trials in the EU in order to obtain approval. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

No CAR T therapy has been approved as part of a first-line consolidation strategy for the treatment of LBCL patients, which presents significant regulatory, commercial, and operational risks, and there is no assurance of success in this unproven setting.

To date, no CAR T therapy has been approved for use as part of a first-line consolidation treatment for patients with LBCL, and the regulatory and commercial landscape remains uncertain. Because there is no precedent for regulatory approval of a CAR T therapy in this treatment paradigm, we may face unexpected challenges in generating sufficient clinical data to support an approval, and regulatory authorities may impose additional requirements or take longer than anticipated to evaluate our data.

Additionally, the standard of care for first-line treatment in LBCL is well-established, and physicians and patients may be reluctant to adopt CAR T therapy in this setting due to concerns over safety, efficacy, cost, or logistical challenges associated administration. If our product candidate does not demonstrate compelling clinical benefit over existing treatments or fails to gain market acceptance, we may not achieve the commercial success necessary to sustain our business.

Furthermore, payers and reimbursement authorities may be unwilling to provide coverage for CAR T therapy as a first-line consolidation treatment, particularly if they perceive it as too costly compared to existing alternatives. Even if we obtain regulatory approval, lack of adequate reimbursement could limit patient access and materially impact our ability to generate revenue.

The success of our clinical trial and potential approval in this setting is also dependent on factors outside of our control, such as evolving treatment paradigms, competitive developments, and changes in clinical practice. If we are unable to successfully develop, obtain approval for, and commercialize our CAR T therapy in this novel setting, our business, financial condition, and results of operations could be adversely affected.

The time required for regulatory approval of the CLARITY assay in jurisdictions outside the U.S. may be protracted, which presents regulatory, operational, and commercialization risks.

In certain foreign jurisdictions, such as European Union (EU), we anticipate that the CLARITY assay will be regulated as an in vitro diagnostic medical device. The timeline for this approval of CLARITY in jurisdictions outside the US may be protracted due to the evolving regulatory landscape for medical devices, particularly in the EU, the complexity of demonstrating clinical utility for novel MRD assays, and potential resourcing constraints, such as within EU regulatory bodies.

Further, we do not own or control the CLARITY assay or its regulatory approval process. As a result, we are dependent on others to complete the necessary regulatory filings, respond to inquiries from regulators, and obtain regulatory approvals, such as EU CTA approval, in a timely manner. If they experience delays, fail to meet regulatory requirements, or prioritize other programs over the CLARITY assay, our clinical development efforts outside the US could be significantly delayed. We may have limited visibility into the approval timeline and decision-making process, which could hinder our ability to accurately forecast any trial initiation and enrollment.

Any delay in regulatory approvals of the CLARITY assay, such as a delay in a CTA approval in the EU, could slow patient recruitment and impact the overall timeline of our cema-cel clinical development program. If regulatory challenges prevent the assay from being approved in a reasonable timeframe, we may be forced to identify and validate an alternative MRD assay, which could require additional clinical studies, regulatory interactions, and investment of resources, further delaying our program. Furthermore, an alternative MRD assay with sufficient sensitivity may not exist.

Additionally, if the CLARITY assay is required for commercial use alongside cema-cel, its approval and reimbursement as a medical device could impact the market adoption of cema-cel. Since we do not control the approval or commercialization strategy of the assay, our ability to ensure its availability, pricing, and regulatory compliance will be limited. If Foresight encounters regulatory setbacks or is unable to secure timely approval, our ability to commercialize cema-cel may be adversely affected.

If the approval of the CLARITY assay in any country or region is delayed, denied, or subject to additional regulatory requirements, our cema-cel clinical development timeline, regulatory approval prospects, and potential commercial success in such country or region could be materially impacted, which could adversely affect our business, financial condition, and future growth.

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

We may not be able to submit INDs or equivalent foreign applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or other comparable foreign regulatory authorities may not permit us to proceed.

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
•the number of patients who consent to be screened for the ALPHA3 trial may be lower than we expect given the current well-established medical practice of frontline therapy for LBCL and the history of slow patient recruitment in other frontline LBCL trials
•the screen failure rate for clinical trials of our product candidates may be higher than we anticipate, requiring us to screen larger numbers of patients than originally planned. For example, the number of patients who have MRD at the end of front-line treatment in ALPHA3 may be lower than we expect, requiring more patients to be screened;
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

A pandemic or epidemic may also increase the risk of certain of the events described above and delay our development timelines. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we will be required to meet certain regulatory conditions, such as establishing comparability with the product candidates manufactured prior to such changes, and our inability to meet such conditions would result in investment of additional resources, a delay in our manufacturing of such product candidate and an extension of our clinical trial timelines. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, as we progress the ALPHA3, TRAVERSE and RESOLUTION trials, we may face enrollment challenges, including an unwillingness of sites or patients to participate, the exclusion of patients with certain disease characteristics or the ineligibility of patients that have received prior autologous CAR T therapies, which continue to gain adoption. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients. Because we anticipate a minority of the 1L patients we will test for MRD as part of screening for the ALPHA3 trial will be MRD positive, we will likely experience a very high screen failure rate, which will require screening a large number of patients to complete enrollment in the study. Because of the anticipated high screen failure rate, certain clinical trial sites may decline to participate in ALPHA3 or completion of enrollment may be significantly delayed. Future epidemics or pandemics may result in reduced enrollment and challenges to related clinical trial activities. The enrollment of patients may be more difficult, such as due to the perceptions of the safety of our product candidates, and will depend on many factors, including:
•the patient eligibility criteria defined in the protocol;
•the prevalence of any biomarker required for enrollment, such as MRD or CD70 expression;
•the performance of the diagnostic tests used to determine eligibility for enrollment (e.g., MRD or CD70);
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

Moreover, because our product candidates represent a departure from more commonly used methods for treating cancer and autoimmune diseases, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, monoclonal antibodies, hematopoietic cell transplantation as well as autologous CAR T cell therapies for treating cancer or hydroxychloroquine, NSAIDs, immunosuppressants, corticosteroids, or other biologics for treating autoimmune diseases, rather than enroll patients in our clinical trial, including if our product candidates have or are perceived to have additional safety or efficacy risks or if using our product candidates may affect insurance coverage of conventional therapies. For instance, the development of autologous CAR T cell therapies continues to rapidly advance, including into earlier lines of treatment of LBCL and treatment of relapsed/refractory (R/R) multiple myeloma, as described under the section entitled "Business—Competition" included in this Annual Report. We also may experience risks associated with a new class of therapies, bispecific antibodies, which have been approved for multiple myeloma and LBCL. The compelling results and related approvals may impact our ability to enroll patients in our clinical trials. Moreover, patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy or may experience a reduction in efficacy as compared to patients who are well enough and whose disease is sufficiently slow growing as to be eligible for autologous CAR T cell therapy.

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

Our projections of both the number of patients who have the cancers or autoimmune diseases we are targeting, as well as the subset of patients with these cancers or autoimmune diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies or therapies may change the estimated incidence or prevalence of these cancers and autoimmune diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited, such as due to the eligibility criteria of our trials (e.g., MRD+ rates lower than expected), or may not be amenable to treatment with our product candidates, all of which may negatively impact the potential market opportunity for our other product candidates, if approved.

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

We operate CF1, a manufacturing facility located in Newark, California, that is designed to support our clinical trials and potential commercial production and worldwide distribution of allogeneic CAR T cell products for blood cancers, solid tumors and autoimmune diseases. Introducing any product manufactured at our manufacturing facility into an ongoing clinical trial would be subject to FDA review, and may result in increased costs and delays in conducting such trial, submitting a biologics license application (BLA) and/or gaining FDA or other comparable foreign regulatory authority approval. Similar conditions may apply if we make process changes to our product candidates, as we plan to do for our BCMA program. In addition, any process or raw material change could introduce unacceptable product variability and impact our ability to manufacture on a consistent and reproducible basis. Ultimately, any failure or delays in manufacturing and qualification of our product candidates at our CDMO or at our own manufacturing facility could delay our clinical trials.

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
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, including recently imposed tariffs which may impact certain of our key raw materials that we import, and which could impact our cost of goods for our product candidates;
•differing standards and privacy requirements for the conduct of clinical trials;
•geographic variations in genetics, comorbidities, environmental factors, treatment patterns, and healthcare practices may impact the safety profile or efficacy of our product candidates;
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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, including our Executive Chair, our President and Chief Executive Officer, our Executive Vice President, Research & Development and Chief Medical Officer, our Senior Vice President and Chief Technical Officer, our Chief Financial Officer, and our General Counsel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

In particular, severe ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruptions to our clinical trials, loss of data (including data related to clinical trials), significant expense to restore data or systems, reputational loss and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. In addition, our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. Such supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach to our information technology systems or those of the third parties with whom we work. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We work with certain third parties, such as CROs and CDMOs, to operate critical business systems and process our proprietary, confidential and sensitive information. We also share or receive sensitive information with our CROs, CDMOs, or other third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or are perceived to have experienced a security incident, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Although we have implemented security measures designed to protect against, mitigate, and remediate security incidents, there can be no assurance that these measures will be effective.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities in our information technology systems, including on a timely basis, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business that may be exploited and could result in a security incident. Further, we have experienced and may in the future experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. We also face heightened physical and information technology risks due to our sharing office space with other tenants at certain of our sites. Any failure to prevent or mitigate security incidents or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal, and international law and may cause a material adverse impact to our reputation, affect our ability to conduct our clinical trials and potentially disrupt our business. In addition, as many of our employees work from home at least part of the time and utilize network connections outside our premises, including while at home, or in transit, this poses increased risks to our information technology systems and data.

Certain of the previously identified or similar threats have in the past, and any of the identified or similar threats may in the future, cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future. In addition, from time to time, our vendors inform us of security incidents. For example, in November 2024, one of our vendors notified us that they had detected suspicious activity on their network that compromised several email accounts the vendor used to communicate with us. We took appropriate remedial measures, and based on our investigation, we concluded that the incident did not compromise our systems. To date, we have not determined that such incidents as reported to us were material. However, we may not have all information related to such incidents and future incidents could have an adverse impact on our business. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to manufacture or deliver our product candidates.

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

Applicable data protection laws, privacy policies, data protection obligations and public company disclosure obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosures or the failure to comply with such applicable requirements could lead to adverse consequences. A security incident, whether perceived or actual, experienced by us or a third party with whom we work, may cause us to experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims) and mass arbitration; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

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

Disruptions at the FDA and other agencies or other comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies. If a prolonged government shutdown occurs, it and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations or could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations, or to timely obtain patent protection in the U.S. to protect our technology.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, and industry standards, as well as policies, contracts and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to enforcement or litigation (including class claims) and mass arbitration demands, fines or penalties, a disruption of clinical trials or commercialization of products, reputational harm, or other adverse business effects.

In the ordinary course of business, we process sensitive information. Accordingly, we are, and may in the future become, subject to numerous data privacy and security obligations, such as various federal, state, local and foreign data privacy and security laws, regulations, guidance, and industry standards as well as external and internal privacy and security policies, contracts and other obligations that apply to data privacy and security and our processing of personal data and the processing of personal data on our behalf.

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

In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires covered companies to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Such laws, if they become applicable to us in the future, may significantly impact our business activities, exemplifying the vulnerability of our business to evolving regulatory environment related to personal data and protected health information. Similar laws are being considered in other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations and industry standards govern privacy, data protection, information security and cross-border personal data transfers. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR) (collectively, GDPR), and Australia’s Privacy Act, China’s Personal Information Protection Law (PIPL), and Canada’s Personal Information Protection and Electronic

Documents Act (PIPEDA) (and various related provincial laws) and Anti-Spam Legislation (CASL) impose strict requirements for processing personal data.

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

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Some jurisdictions have adopted, and others may in the future adopt, similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including the interruption or degradation of our operations (such as by limiting our ability to conduct clinical trial activities in Europe and elsewhere), the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, the inability to transfer data and work with partners, vendors and other third parties, increased exposure to regulatory actions, substantial fines, and injunctions against processing personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have also ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data localization requirements, for example, the executive order from the previous federal administration Preventing Access to Americans' Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

In addition, privacy advocates and industry groups have proposed, and may in the future propose, standards with which we are legally or contractually bound to comply. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy notices and other statements regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if any of our privacy notices or related materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. Furthermore, our employees and personnel may use generative artificial intelligence technologies to perform their work, and the disclosure and use of personal data in such technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits.

Obligations related to data privacy and security (including consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. As a result, preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems and practices, as well as those of any third parties that process personal data on our behalf.

Although we endeavor to comply with our applicable privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, third-party collaborators, service providers, contractors or consultants fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable obligations related to data privacy and security, we could face significant consequences including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits and inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; temporary or permanent bans or restrictions on all or some processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Risks Related to the Development of Our Product Candidates

Our engineered allogeneic T cell product candidates represent a novel approach to cancer treatment and treatment of autoimmune diseases, which creates significant challenges for us.

We are developing a pipeline of allogeneic T cell product candidates that are engineered from healthy donor T cells to express CARs and are intended for use in any eligible patient with certain cancers or autoimmune diseases. Advancing these novel product candidates creates significant challenges for us, including:
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
•educating medical personnel regarding the potential side effect profile of our product candidates, if approved, such as the potential adverse side effects related to CRS, neurotoxicity, GvHD, IEC-HS, prolonged cytopenia, aplastic anemia and neutropenic sepsis;
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
•obtaining regulatory approval, as the FDA and other comparable foreign regulatory authorities have limited experience with development of allogeneic T cell therapies for cancer or autoimmune diseases; and
•establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

Gene-editing is a relatively new technology, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.

Cellectis’ TALEN technology, which we use in our oncology programs, and Arbor’s CRISPR technology, which we use in our AID program, both involve relatively new approaches to gene editing, using sequence-specific DNA-cutting enzymes, or nucleases, to perform precise and stable modifications in the DNA of living-cells and organisms, and we have very little experience with Arbor’s CRISPR technology. Cellectis and Arbor have not created nucleases for all gene sequences that we may seek to target, and they may not agree to or have difficulty creating nucleases for other gene sequences that we may seek to target, which could limit the usefulness of this technology. Cellectis and Arbor are our sole sources for this technology, including for certain tools such as nucleases and vectors. If Cellectis or Arbor were to be unwilling or unable to supply these tools, our ability to develop gene-edited product candidates could be materially and adversely impacted, leading to delays in our development programs and potential failure to commercialize certain product candidates.

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

We rely on an agreement with Cellectis for exclusive rights to use TALEN technology for 15 select cancer targets, including BCMA, FLT3, CD70, DLL3, Claudin 18.2 and other targets included in our pipeline. We also rely on Cellectis, through our agreement with Servier, for exclusive rights to UCART19, ALLO-501 and cema-cel. Any other gene-editing technology used to research and develop product candidates directed at targets not covered by our existing agreements with Cellectis and Servier will require significant investment and time for advancement. In addition, the Cellectis gene-editing technology may fail to produce viable product candidates. Moreover, both Servier and Cellectis may terminate our respective agreements in the event of a material breach of the agreements, or upon certain insolvency events. Cellectis has challenged and may in the future challenge certain performance by Servier, such as its development of products licensed under the Cellectis-Servier Agreement in acute lymphoblastic leukemia, and any failure by those parties to resolve such matters may have an adverse impact on us. If our agreements were terminated, we would be required to seek other gene editing technology or abandon our cema-cel and ALLO-316 programs, both of which could materially impact our business and financial position. Further, alternative gene editing technology may not be available to us on reasonable terms, or at all, and advancing other gene editing technology would require significant resources.

We are heavily reliant on our partner, Foresight Diagnostics, for access to their CLARITY™ MRD test for identifying eligible patients for our ALPHA3 trial.

Our ALPHA3 trial design requires the use of Foresight Diagnostics’ CLARITY™ MRD test for patient selection. Foresight Diagnostics is a private company founded in 2020. Although Foresight Diagnostics has successfully executed its role in our ALPHA3 trial, it has limited resources and limited experience with its MRD assay and in executing clinical trials or supporting a commercial product. In the future, Foresight Diagnostics may not be able to successfully and timely conduct the ALPHA3 MRD tests, obtain regulatory approval of CLARITY or successfully support commercialization of cema-cel, if approved. If we need to transition to an alternative MRD test in the future, it could result in additional costs, delays, and diversion of resources, any of which would negatively impact our cema-cel development program. Further, we may be unable to identify an alternative approved effective MRD test, which could have a material adverse impact on our business.

Our reliance on specific vendors named in our INDs subject us to risks if these vendors are unable or unwilling to fulfill their obligations or if we need to change vendors, which could delay or prevent the development of our product candidates and commercialization, if approved.

Our investigational new drug (IND) applications name specific third-party vendors to supply certain raw materials, components, technology, and services that are essential to manufacturing our product candidates. We do not have the ability to rapidly secure alternative sources for these materials or services. In addition, because these vendors are specified in our INDs, any change to a new vendor would require additional regulatory submissions and approvals, which could significantly delay or complicate our product development efforts. If any of these vendors becomes unable or unwilling to supply the products or services we require on acceptable terms, in sufficient quantities, or in compliance with applicable regulatory requirements, we may experience:

•Delays in our preclinical studies or clinical trials due to the need to qualify and obtain regulatory approval for an alternate supplier;
•Higher costs associated with the need to qualify and validate a new manufacturing facility and supply chain;
•Difficulty ensuring quality and compliance with cGMP or other regulatory standards at a new vendor site, potentially leading to regulatory enforcement actions against us or significant delays in regulatory approvals or commercialization; and
•Disruption to our development timeline and commercialization efforts, which could materially harm our business, financial condition, and operating results.

Moreover, our reliance on these third parties reduces our control over manufacturing and quality assurance processes. Any performance failure or compliance breach by our named vendors—such as failing to meet regulatory standards or encountering financial or operational difficulties—could adversely affect the ongoing development and potential commercialization of our product candidates. If we are forced to seek alternative vendors, we may be required to conduct bridging studies or other additional testing to demonstrate comparability of a product candidate when manufactured by a different supplier. Such a process can be time-consuming, expensive, and could delay or limit our ability to obtain regulatory approval or achieve market acceptance of our product candidates. If any of these events occur, our business, financial condition, and results of operations could be materially harmed.

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

We do not have long-term agreements in place with CDMOs for the manufacture of our cell therapies or of ALLO-647. If we are unable to contract with CDMOs on acceptable terms or at all, our clinical development program would be delayed and our business would be significantly harmed. For example, in December 2024 Novo Holdings completed its acquisition of Catalent, Inc., and shortly thereafter Novo Nordisk acquired three Catalent fill-finish sites and related assets from Novo Holdings. ALLO-647 is manufactured at one of these sites, and we have been advised by Novo Nordisk that we will need to transfer such manufacturing to a different site. Although we believe that we currently have sufficient ALLO-647 inventory for our near-term requirements, the transfer to a new manufacturing site will be time consuming, costly, and subject to uncertainty. In addition, the transfer will require regulatory approval. We may be unable to complete the manufacturing site transfer in a timely manner, if at all, which could significantly delay our clinical development timelines. If we are unable to establish an alternative manufacturing site or unable to do so in a timely manner, if at all, it could significantly delay our clinical development timelines.

We have built CF1 and have transitioned the manufacturing of certain product candidates to our manufacturing facility, and we are reliant on CF1 as our sole manufacturing site for certain of our product candidates. Manufacturing product candidates in our own facility requires that we meet certain regulatory conditions, which may delay or extend our clinical trial timelines. If, for any reason, we are unable to continue manufacturing our product candidates at CF1, there is a risk that we may need to re-engage our CDMO to manufacture material, which would be costly and there is a risk that the CDMO may be unavailable or may fail in manufacturing, such as due to the CDMO having to retrain its personnel, or train new personnel, to manufacture our material. Any disruptions to CF1's operations, whether due to regulatory non-compliance, supply chain constraints, equipment failures, natural disasters, or other unforeseen circumstances, could have a material adverse effect on our ability to manufacture our products and meet clinical or commercial demand. If CF1 becomes unavailable for any reason, our ability to continue product development and commercialization could be significantly impaired, leading to delays, increased costs, and potential loss of revenue.

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

The general approach for FDA or comparable foreign regulatory authorities approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect ongoing FDA, EMA, or comparable foreign regulatory authorities feedback on our trials, some of which may lead to changes in the trials, which could cause future delays to our trials. In addition, even if we believe the results are sufficiently compelling, such as for the ALPHA3 trial, the FDA, EMA, or comparable foreign regulatory authorities could ultimately require longer-term follow-up results, additional data from our clinical trials or additional trials that could delay or prevent our first BLA submission. The FDA, EMA, or comparable foreign regulatory authorities may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA, EMA, or comparable foreign regulatory authorities may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.

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

As we are concurrently developing ALLO-647 to be used as part of the lymphodepletion regimen for certain of our allogeneic CAR T cell product candidates, mapping a co-development path for dual approval of ALLO-647 and any of our CAR T cell product candidates and coordinating concurrent review with different divisions of competent regulatory authorities create additional regulatory uncertainty for us and may delay the development of our product candidates. As an example, coordinating concurrent review with the divisions of the FDA creates such regulatory uncertainty and may delay the development of our product candidates. We expect the Center for Drug Evaluation and Research division of the FDA to exercise authority over the regulatory approval of ALLO-647 while the CBER division will oversee the regulatory approval of our allogeneic CAR T cell product candidates.

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

We have received Regenerative Medicine Advanced Therapy (RMAT) designation for cema-cel, ALLO-316, and ALLO-715 and fast track designation for ALLO-605, ALLO-316, and ALLO-647. There is no assurance that we will be able to obtain RMAT designation or fast track designation for any of our additional product candidates. RMAT designation and fast track designation do not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation and fast track designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters, and in many cases with conflicting views. While we have had internal efforts directed at ESG matters and preparations for increased future disclosures, we may be perceived by certain stakeholders as not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC recently adopted rules designed to enhance and standardize climate-related disclosures, which have been stayed pending judicial review. If these rules or other climate-related disclosures rules become effective, they may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation or that harm our stock price. Additionally, the increasing divergent expectations and standards among policymakers, regulators and investors, could make it more difficult to comply with the various federal, state and foreign ESG-related regulations in the jurisdictions in which we may have operations.

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
•the size and growth of our initial cancer or autoimmune diseases target markets;
•our ability to successfully treat additional types of cancers or at different stages, or to treat autoimmune diseases;
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

In the past, we have identified a material weakness in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.

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

In the past, we have identified material weaknesses in our internal control over financial reporting. All material weaknesses previously identified were fully remediated in the fourth quarter of 2024.

If, in the future, we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk management and strategy
We take a risk-based approach in implementing and maintaining various information security processes designed to identify, assess and manage material risks from threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and information related to our clinical trials, products in development, and proprietary technologies (“Information Systems and Data”).
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
The cybersecurity risk management and mitigation measures we implement for certain of our Information Assets including for example (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management assessment processes; (2) the information security function works with senior management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors on at least a quarterly basis, which evaluates our overall enterprise risk, (4) policies and procedures to manage how Information Systems and Data are collected, maintained and stored, (5) communicating with and training personnel on cybersecurity risks and trends.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example: professional services firms, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, and penetration testing firms. We conduct penetration tests and audits of our Information Systems and Data environment with an external cybersecurity firm at least annually.
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
Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats. Members of the Audit Committee receive scheduled quarterly updates from senior management.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Director of IT Security and Vice President of IT. Our Director of IT Security has over 13 years of experience leading IT security and has certifications including CISSP and CCSP. Our Vice President IT has over 20 years of experience in IT, data engineering, and data analytics.
Our Vice President of IT Security is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall IT risk management strategy, communicating key priorities to relevant personnel, overseeing cybersecurity operations, and managing the cybersecurity technologies, processes, and projects. Our Vice President of IT is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and conducting regular reviews of security assessments and other security-related reports.
Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Vice President of IT and General Counsel. The Vice President of IT and General Counsel work with the Company’s cross functional incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management policies and procedures include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

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
Holders of Common Stock
As of March 7, 2025, there were approximately 62 holders of record of our common stock.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows the value of an investment of $100 from December 31, 2019 through December 31, 2024, in our common stock, the Standard & Poor’s 500 Index (S&P 500), the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return on Investment for the Past Five Years
250.00
200.00
150.00
100.00
50.00
0.00
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Allogene Therapeutics, Inc.
S&P 500
NASDAQ Biotechnology
NASDAQ Composite

	Cumulative Total Return date ended
	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Allogene Therapeutics, Inc.	$100.00	$97.79	$57.81	$24.37	$12.44	$8.25
S&P 500	$100.00	$116.82	$148.24	$119.42	$148.35	$184.12
Nasdaq Biotechnology	$100.00	$126.49	$126.78	$111.98	$116.16	$114.57
Nasdaq Composite	$100.00	$144.51	$175.42	$117.35	$168.31	$216.52

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
We have a deep pipeline of allogeneic chimeric antigen receptor (CAR) T cell product candidates targeting multiple promising antigens in a host of hematological malignancies, solid tumors and autoimmune diseases. Last year we announced our 2024 Platform Vision under which we are now focusing on three core programs.
We are currently focused on developing cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) in large B-cell lymphoma (LBCL). In June 2024, we initiated a pivotal Phase 2 clinical trial (ALPHA3) for cema-cel as part of a first line (1L) treatment plan for newly diagnosed and treated LBCL patients who are likely to relapse and need further therapy, and we now have 40 sites activated. The design of the ALPHA3 1L consolidation trial builds upon the results demonstrated in the Phase 1 ALPHA2 trial and leverages an investigational diagnostic test developed by Foresight Diagnostics, Inc. that we believe will identify patients who have achieved remission by standard disease assessment but who have minimal residual disease (MRD) at the completion of 1L chemoimmunotherapy. The ALPHA3 trial is designed to study the impact of treating MRD positive patients with cema-cel. The study will randomize approximately 240 patients who achieve a complete response or partial response to 1L therapy, but who are MRD positive. Patients will be randomized to receive either consolidation with cema-cel or the current standard of care, which is observation. The study design, which has event free survival (EFS) as its primary endpoint, initially includes two lymphodepletion arms:

–FCA: standard fludarabine and cyclophosphamide plus ALLO-647
–FC: standard fludarabine and cyclophosphamide without ALLO-647

One of these lymphodepletion arms will be discontinued following a planned interim analysis designed to identify the most appropriate regimen for this patient population. An initial safety and futility interim analysis will occur once 12 patients in each arm have been enrolled and followed for MRD conversion. If both treatment arms perform better than the control arm according to the futility criteria, but neither treatment arm shows a trend toward superiority relative to the other in this interim analysis, additional patients may be enrolled and analyzed before we select the final lymphodepletion regimen. The selection of the lymphodepletion regimen is anticipated around mid-2025, depending on the interim analyses results and overall trial progress. Efficacy analyses are expected to occur in 2026, and will include the Independent Data Safety Monitoring Board (IDSMB) interim EFS analysis in the first half of 2026 and the data readout of the primary EFS analysis is expected around year-end 2026. A biologics license application (BLA) submission is targeted for 2027. In view of the potential of the earlier line ALPHA3 trial, we have deprioritized the third line (3L) LBCL ALPHA2 and EXPAND trials.
We have completed enrollment in an expansion cohort in a Phase 1b clinical trial (TRAVERSE) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic clear cell renal cell carcinoma (RCC). On October 29, 2024, we announced that we had received Regenerative Medicine Advanced Therapy (RMAT) designation for ALLO-316 for adult patients with advanced or metastatic RCC. We have implemented a protocol amendment that incorporates a diagnostic and treatment algorithm into the study design. The algorithm is designed to mitigate the treatment-associated hyperinflammatory response without compromising the CAR T function needed to eradicate solid tumors.
In November 2024, we provided a data update from patients with CD70 positive RCC, and highlighted that the newly implemented diagnostic and management algorithm appears effective in abating IEC-HS while preserving CAR T efficacy. Additional data from dose escalation cohorts, as well as a Phase 1b expansion cohort, was presented at the 2024 International Kidney Cancer Symposium (IKCS, November 8, 2024) and the Society for Immunotherapy of Cancer’s (SITC) Annual Meeting (November 9, 2024).
As of the October 14, 2024, data cutoff, 39 patients had been enrolled in the ongoing Phase 1 trial, of which 26 were confirmed to have CD70 positive RCC and were evaluable for efficacy outcomes. The median time from enrollment to the start of therapy was five days. Data from dose escalation cohorts and ongoing Phase 1b expansion cohort are included in the presentations. The Phase 1b expansion cohort is evaluating safety and efficacy of ALLO-316 at DL2 (80M CAR T cells) following a standard FC500 (fludarabine (30 mg/m2/day) and cyclophosphamide (500 mg/m2/d) for three days) lymphodepletion regimen. The Phase 1b expansion cohort has now completed enrollment with 20 patients enrolled. We are now pausing further standard dosing pending durability results for the enrolled patients. Additional data from the Phase 1b expansion cohort is expected to be announced in mid-2025.
We are developing ALLO-329, a next-generation allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases (AID). Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in AID. In January 2025, we announced that the FDA has cleared our investigational new drug (IND) application for a Phase 1 rheumatology basket study of ALLO-329 (RESOLUTION trial). Our RESOLUTION trial will evaluate the safety and efficacy of ALLO-329 across multiple autoimmune diseases, including systemic lupus erythematosus (SLE) (including lupus nephritis), idiopathic inflammatory myopathies, and systemic sclerosis. We expect to initiate the Phase 1 trial with ALLO-329 in mid-2025 and anticipate having proof-of-concept around year-end 2025.
We are developing an anti-CD52 monoclonal antibody, ALLO-647, which is a proprietary component of our oncology lymphodepletion regimen. ALLO-647 may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can actively target and destroy cancer cells. During Part A of our pivotal ALPHA3 trial, we will be assessing ALLO-647’s contribution to the overall benefit to risk ratio of the lymphodepletion regimen for cema-cel. Patients will be randomized to receive cema-cel and a lymphodepletion regimen with fludarabine and cyclophosphamide either with or without ALLO-647. As described above, one of these lymphodepletion arms will be discontinued following a planned interim analysis designed to identify the most appropriate regimen for this patient population. The selection of the final regimen with which we will complete enrollment in the study (Part B) is anticipated around mid-2025, depending on the interim analyses results and overall trial progress.
While we have additional programs in our pipeline, our clinical development priorities are focused on cema-cel (1L Consolidation), ALLO-316 and ALLO-329. The development of our other product candidates is currently focused on pre-clinical studies, including studies of BCMA and DLL3 CARs with and without our CD70 Dagger® protein, and various manufacturing improvements that may be applicable to such product candidates, we continue to explore opportunities to partner with collaborators on product candidates across our pipeline.

In May 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) under which we expanded the geographic territory for our CD19 license to include the European Union and the United Kingdom. The Servier Amendment also grants us an option to further expand the licensed territory to include China and Japan upon the objective showing of sufficient resources to develop licensed products in those countries, which could be met through the Company entering into a strategic partnership covering those countries. Later this year, we plan to seek scientific advice from European and UK regulatory authorities to assist us with finalizing our regulatory strategy for the EU and the UK. Additionally, in February 2025, we entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics which expands our collaboration to enable the development of Foresight Diagnostics’ MRD assay as a companion diagnostic in the EU, UK, Canada and Australia in support of Allogene’s clinical development of cema-cel.
Since inception, we have had significant operating losses. Our net loss was $257.6 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $1.8 billion. As of December 31, 2024, we had $373.1 million in cash and cash equivalents and investments and we expect our cash runway to fund operations into the second half of 2026. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
Our License and Collaboration Agreements

Below is a summary of the key terms for certain of our licenses and collaboration agreements. For a more detailed description of these agreements, see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Research Collaboration and License Agreement with Cellectis
In June 2014, Pfizer entered into a Research Collaboration and License Agreement with Cellectis. In April 2018, Pfizer assigned the agreement to us pursuant to the Pfizer Agreement. In March 2019, we terminated the agreement with Cellectis and entered into a new license agreement with Cellectis (the Cellectis Agreement). Under the Cellectis Agreement, Cellectis granted us an exclusive, worldwide, royalty-bearing license, on a target-by-target basis, with sublicensing rights under certain conditions, under certain of Cellectis’s intellectual property, including its TALEN and electroporation technology, to make, use, sell, import, and otherwise exploit and commercialize CAR T products directed at certain targets, including BCMA, CD70, Claudin 18.2, DLL3 and FLT3 (the Allogene Targets), for human oncologic therapeutic, diagnostic, prophylactic and prognostic purposes.
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
On January 25, 2024, we entered into an Amended and Restated Collaboration and License Agreement (the Amended Notch Agreement) with Notch. The Amended Notch Agreement amends and restates the Notch Agreement. Under the Amended Notch Agreement, we have relinquished our exclusive rights to all original CAR targets (the Released Targets) except for one CAR target, and have agreed to limit our option right to only one additional CAR target. If the option is exercised, we will have a minimum funding commitment for the overall development program. If Notch subsequently out-licenses any of the Released Targets (whether through an out-license, partnership, sale, or other transaction), we will be entitled to receive a percentage of upfront and/or milestone payments associated therewith up to a set cap of $30.0 million, and will be entitled to a low, single-digit royalty on net sales of products containing a Released Target.
In January 2025, Notch announced that securing additional investment and/or additional partners to take their research forward remains challenging, and therefore they significantly reduced their workforce to preserve cash and provide the time to explore alternate paths forward.
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
On February 19, 2025, we entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics which expands our collaboration to include the development of Foresight Diagnostics’ MRD assay as a companion diagnostic for use with cema-cel as part of a possible EU and/or UK clinical development program, and as part of an expansion of ALPHA3 to Canadian and Australian clinical trial sites in support of our US clinical development program. In total, we have agreed to fund approximately $37.3 million in MRD assay development costs, milestone payments for U.S., and certain international regulatory submissions and assay utilization costs to process clinical samples.

Components of Results of Operations
Revenues
As of December 31, 2024, our revenue has been exclusively generated from the License Agreement with Overland Therapeutics. See Note 6 to our consolidated financial statements appearing elsewhere in this Annual Report for more information related to our recognition of revenue and the License Agreement.
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
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the year ended December 31, 2024 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses relate to costs incurred for the development of our most advanced product candidates and include:
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
•the number of patients we are required to screen with eligibility tests (e.g. MRD assays) in order to reach our enrollment targets;
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
Other Expenses, net
Other expenses, net consist of non-operating income and expenses, including primarily our share of net losses for the period from, and impairment of, our equity method investments and impairment of our equity investments.
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following sets forth our results of operations for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%

Collaboration revenue - related party	$22	$95	$(73)	(77)%
Operating expenses:
Research and development	192,299	242,914	(50,615)	(21)%
General and administrative	65,205	71,673	(6,468)	(9)%
Impairment of long-lived asset	15,717	13,245	2,472	19%
Total operating expenses	273,221	327,832	(54,611)	(17)%
Loss from operations	(273,199)	(327,737)	54,538	(17)%
Other income (expense), net:
Interest and other income, net	20,153	18,307	1,846	10%
Interest expense	(181)	—	(181)	(100)%
Other expenses, net	(3,920)	(17,835)	13,915	(78)%
Total other income (expense), net	16,052	472	15,580	3,301%
Loss before income taxes	(257,147)	(327,265)	70,118	(21)%
Income tax expense	(443)	—	(443)	(100)%
Net loss	$(257,590)	$(327,265)	$69,675	(21)%
Collaboration revenue - related party

Revenue recognized in the years ended December 31, 2024 and 2023 was mainly due to participation in the joint steering committee performance obligation related to the License Agreement entered into with Overland Therapeutics on December 14, 2020.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Year Ended December 31,
	2024	2023	Change
Personnel	$79,993	$112,457	$(32,464)
Development costs	62,264	74,644	(12,380)
Facilities and depreciation	40,941	44,684	(3,743)
Other	9,101	11,129	(2,028)
Total research and development expenses	192,299	242,914	(50,615)
Our research and development expenses included $91.1 million of internal expense and $101.2 million of external expenses for the year ended December 31, 2024. Of the $101.2 million of the external expenses for the year ended December 31, 2024, $36.4 million was related to our cema-cel program. Our research and development expenses included $119.0 million of internal expenses and $123.9 million of external expenses for the year ended December 31, 2023. Of the $123.9 million of the external expenses for the year ended December 31, 2023, $43.2 million was related to our cema-cel program.
Research and development expenses were $192.3 million and $242.9 million for the years ended December 31, 2024 and 2023, respectively. The net decrease of $50.6 million was primarily due to a decrease in personnel related costs of $32.5 million, of which $11.5 million was decreased stock-based compensation expense, external costs related to the advancement of our product candidates of $12.4 million due to the timing of process development activities and manufacturing runs and facilities, depreciation, and other expense of $5.8 million.
General and Administrative Expenses
General and administrative expenses were $65.2 million and $71.7 million for the years ended December 31, 2024 and 2023, respectively. The net decrease of $6.5 million was primarily due to a decrease in personnel related costs of $5.3 million, of which $2.7 million was decreased stock-based compensation expense, and a decrease in legal and professional services of $1.2 million.
Impairment of long-lived asset
During the year ended December 31, 2024, we recorded impairments as the carrying values of sublet property asset groups were not recoverable due to the market conditions. During the year ended December 31, 2024, we recognized total impairment charge of $15.7 million.
During the year ended December 31, 2023, we recorded impairments as the carrying values of sublet property asset groups were not recoverable due to the change in how this property was being used. During the year ended December 31, 2023 we recognized total impairment charge of $13.2 million.
Interest and Other Income, Net
Interest and other income, net was $20.2 million and $18.3 million for the years ended December 31, 2024 and 2023, respectively. The $1.9 million increase was primarily due to higher yields and a corresponding increase in the interest earned on our cash, cash equivalents and investments.
Interest expense
Interest expense was related to the CIRM award proceeds received for the year ended December 31, 2024. No such interest expense was recorded for the year ended December 31, 2023.
Other expenses, net
Other expenses, net were $3.9 million and $17.8 million for the years ended December 31, 2024 and 2023, respectively. The $13.9 million decrease was primarily due to lower share of net losses in our equity method investments of $9.0 million and lower impairment losses of $5.0 million related to our equity method investment and equity investment.
Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2024, we had $373.1 million in cash, cash equivalents and investments. We believe that the aggregate of our current cash, cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, an upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Overland Therapeutics, and our May 2024 registered offering. In November 2019, we entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended on November 2, 2022 and November 2, 2023, under which we may from time to time issue and sell shares of our common stock through Cowen in ATM offerings. During the years ended December 31, 2024 and 2023, we sold an aggregate of 2,539,134 and 20,894,565 shares of common stock, respectively, in ATM offerings resulting in net proceeds of $6.8 million and $91.1 million, respectively. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement. In May 2024, we completed an underwritten offering pursuant to which we issued and sold 37,931,035 shares of our common stock. We received net proceeds of $105.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(200,300)	$(237,733)
Investing activities	75,688	163,289
Financing activities	116,675	95,695
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,937)	$21,251
Operating Activities
During the year ended December 31, 2024, cash used in operating activities of $200.3 million was attributable to a net loss of $257.6 million, substantially offset by non-cash charges of $82.1 million and a net change of $24.8 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $51.7 million, impairment of long-lived assets of $15.7 million, depreciation and amortization of $13.6 million, non-cash rent expense of $5.3 million, impairment of equity investment and equity method investment of $2.0 million, and share of losses from equity method investments of $1.7 million, partially offset by net amortization and accretion on investment securities of $8.3 million. The net change in operating assets and liabilities was primarily due to deposit placed in escrow related to the Servier Amendment of $20.8 million, decrease in operating lease liabilities of $6.3 million, decrease in accounts payable of $0.5 million, increase in prepaid expenses and other current assets of $0.5 million and decrease in accrued and other current liabilities of $1.3 million, partially offset by decrease in other long-term assets of $4.3 million, and increase in other long-term liabilities of $0.3 million.
During the year ended December 31, 2023, cash used in operating activities of $237.7 million was attributable to a net loss of $327.3 million, substantially offset by non-cash charges of $110.8 million and a net change of $21.3 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $66.0 million, depreciation and amortization of $14.2 million, impairment of long-lived assets of $13.2 million, share of losses from equity method investments of $10.7 million, impairment of equity investment and equity method investment of $7.0 million, net amortization and accretion on investment securities of $6.8 million, and non-cash rent expense of $6.6 million. The net change in operating assets and liabilities was primarily due to decrease in accounts payable of $7.5 million, decrease in accrued and other current liabilities of $6.8 million, decrease in operating lease liabilities of $6.0 million, increase in other long-term assets of $1.5 million and decrease in other long-term liabilities of $0.6 million, partially offset by decrease in prepaid expense and other current assets of $1.1 million.
Investing Activities
During the year ended December 31, 2024, net cash provided by investing activities of $75.7 million was related to cash inflows from maturities of investments of $432.5 million and cash provided by investment sales of $5.4 million, partially offset by the purchase of investments of $361.5 million and purchases of property and equipment of $0.7 million.
During the year ended December 31, 2023, net cash provided by investing activities of $163.3 million was related to cash inflows from maturities of investments of $597.8 million and cash provided by investment sales of $5.6 million, partially offset by the purchase of investments of $438.6 million and purchases of property and equipment of $1.5 million.
Financing Activities
During the year ended December 31, 2024, net cash provided by financing activities of $116.7 million was related to net proceeds from the issuance of common stock through our May 2024 registered offering of $105.3 million, net proceeds from the issuance of common stock through ATM transactions of $6.8 million, proceeds from the CIRM award of $2.3 million, proceeds from the sale of common stock through our employee stock purchase plan of $1.5 million, and proceeds from the issuance of common stock upon exercise of stock options of $0.8 million.
During the year ended December 31, 2023, net cash provided by financing activities of $95.7 million was related to net proceeds from the issuance of common stock through ATM transactions of $91.1 million, proceeds from the sales of common stock through our employee stock purchase plan of $2.5 million, and proceeds from the issuance of common stock upon the exercise of stock options of $2.1 million.
Contractual Obligations and Commitments
Material Cash Commitments and Requirements
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier, Notch and Foresight. Under these agreements we are required to make milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of December 31, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our consolidated financial statements included elsewhere in this Annual Report.
Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in South San Francisco, California, as well as lease payments on our cell manufacturing facility in Newark, California. For additional information regarding our lease obligations, see Note 7 to our consolidated financial statements included elsewhere in this Annual Report.
On October 6, 2020, we announced we entered into a strategic five-year collaboration agreement with MD Anderson for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. We and MD Anderson are collaborating on the design and conduct of preclinical and clinical studies with oversight from a joint steering committee. Under the terms of the agreement, we have committed up to $15.0 million of funding for the duration of the agreement. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance. We made an upfront payment of $3.0 million to MD Anderson in the year ended December 31, 2020 and made an additional upfront payment of $3.0 million to MD Anderson in October 2023. We are committed to make further payments to MD Anderson each year upon the anniversary of the agreement effective date through the duration of the agreement term, however, if MD Anderson has sufficient funds to continue the agreed-upon research projects, we may defer the additional payment to a later date. The agreement may be terminated by either party for material breach by the other party. Individual studies may be terminated for, among other things, material breach, health and safety concerns or where the institutional review board, the review board at the clinical site with oversight of the clinical study, requests termination of any study. Where any legal or regulatory authorization is finally withdrawn or terminated, the relevant study will also terminate automatically.
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
We believe that the assumptions and estimates associated with accrued research and development expenditures, stock-based compensation and impairment of long-lived assets have the most significant impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
Stock-Based Compensation
We recognize compensation costs related to stock-based awards granted to employees and directors, including stock options, based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option-pricing model, the lattice option pricing model or Monte Carlo simulation, whichever provides us the more precise grant fair value based on accounting guidance. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

For the years ended December 31, 2024, and 2023, stock-based compensation was $51.7 million, and $66.0 million, respectively. As of December 31, 2024 and 2023, we had $69.2 million and $108.7 million, respectively, of total unrecognized stock-based compensation.
Impairment of Long-lived Assets
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments of $373.1 million as of December 31, 2024, consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on December 31, 2024 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Currency Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our consolidated financial statements. As of December 31, 2024, 2024, we had $20.8 million of deposit placed in escrow. As of December 31, 2024, we had no receivables and $0.1 million of current liabilities denominated in foreign currency.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Allogene Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Allogene Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Impairment of Long-Lived Assets
Description of the Matter	As discussed in Note 5 to the consolidated financial statements, the Company’s long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When indicators of impairment exist, the Company compares the estimated future undiscounted net cash flows to the carrying amount of the asset group. If the carrying amount of the asset group exceeds the future undiscounted cash flows, an impairment is measured based on the difference between the carrying amount of the asset group and its fair value. Indicators of impairment were identified for the year ended December 31, 2024. As a result the Company recorded an impairment charge of $15.7 million for its right-of-use asset and related leasehold improvements.

Auditing the Company’s impairment model was challenging due to the subjective assumption of market rental rates used as an input in determining the fair value of the right-of-use asset and related leasehold improvements.
How We Addressed the Matter in Our Audit	To test the Company’s accounting for the impairment over the right-of-use asset and related leasehold improvements, our audit procedures included, among others, utilizing our valuation specialists to assist in evaluating the reasonableness of the Company’s valuation methodology and the market rental rate assumption, performing an evaluation of market rental rates by benchmarking to other properties of similar type and within the geographic area, and testing the completeness and accuracy of the significant inputs within the model.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2018.

San Mateo, California
March 13, 2025

ALLOGENE THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$75,218	$83,155
Short-term investments	217,258	365,542
Prepaid expenses and other current assets	10,910	10,418
Total current assets	303,386	459,115
Long-term investments	80,673	—
Operating lease right-of-use asset	45,205	63,703
Property and equipment, net	86,056	99,478
Deposit placed in escrow	20,773	—
Restricted cash	10,292	10,292
Other long-term assets	2,325	6,604
Equity method investments	—	3,645
Total assets	$548,710	$642,837
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,394	$5,897
Accrued and other current liabilities	30,129	31,182
Total current liabilities	35,523	37,079
Lease liability, noncurrent	83,247	88,346
Other long-term liabilities	7,761	5,179
Total liabilities	126,531	130,604
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 authorized as of December 31, 2024 and December 31, 2023; no shares were issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of December 31, 2024 and December 31, 2023; and 212,210,597 and 168,642,238 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	212	169
Additional paid-in capital	2,241,879	2,075,252
Accumulated deficit	(1,819,823)	(1,562,233)
Accumulated other comprehensive loss	(89)	(955)
Total stockholders’ equity	422,179	512,233
Total liabilities and stockholders’ equity	$548,710	$642,837
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023

Collaboration revenue - related party	$22	$95
Operating expenses:
Research and development	192,299	242,914
General and administrative	65,205	71,673
Impairment of long-lived asset	15,717	13,245
Total operating expenses	273,221	327,832
Loss from operations	(273,199)	(327,737)
Other income (expense), net:
Interest and other income, net	20,153	18,307
Interest expense	(181)	—
Other expenses, net	(3,920)	(17,835)
Total other income (expense), net	16,052	472
Loss before income taxes	(257,147)	(327,265)
Income tax expense	(443)	—
Net loss	(257,590)	(327,265)
Other comprehensive loss:
Net unrealized gain on available-for-sale investments	866	8,971
Net comprehensive loss	$(256,724)	$(318,294)
Net loss per share, basic and diluted	$(1.32)	$(2.09)
Weighted-average number of shares used in computing net loss per share, basic and diluted	194,811,756	156,931,778
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2022 (As Restated)	144,438,304	$144	$1,911,632	$(1,234,968)	$(9,926)	$666,882
Issuance of common stock from ATM offering, net of commissions and offering costs of $1.7 million	20,894,565	21	91,091	—	—	91,112
Issuance of common stock upon exercise of stock options and vesting of RSUs	2,718,410	3	2,084	—	—	2,087
Vesting of early exercised common stock	—	—	1,999	—	—	1,999
Stock-based compensation	—	—	65,951	—	—	65,951
Employee stock purchase plan	590,959	1	2,495	—	—	2,496
Net loss (As Restated)	—	—	—	(327,265)	—	(327,265)
Net unrealized gain on available-for-sale investments	—	—	—	—	8,971	8,971
Balance — December 31, 2023	168,642,238	169	2,075,252	(1,562,233)	(955)	512,233
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.1 million	2,539,134	2	6,762	—	—	6,764
Issuance of common stock from registered offering, net of commissions and offering costs of $4.7 million	37,931,035	38	105,245	—	—	105,283
Issuance of common stock upon exercise of stock options and vesting of RSUs	2,569,680	2	811	—	—	813
Vesting of early exercised common stock	—	—	532	—	—	532
Stock-based compensation	—	—	51,743	—	—	51,743
Employee stock purchase plan	528,510	1	1,534	—	—	1,535
Net loss	—	—	—	(257,590)	—	(257,590)
Net unrealized gain on available-for-sale investments	—	—	—	—	866	866
Balance — December 31, 2024	212,210,597	$212	$2,241,879	$(1,819,823)	$(89)	$422,179
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(257,590)	$(327,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	51,743	65,951
Depreciation and amortization	13,639	14,199
Net amortization/accretion on investment securities	(8,348)	(6,809)
Impairment of long-lived asset	15,717	13,245
Impairment of equity investment and equity method investment	1,957	7,000
Non-cash rent expense	5,264	6,644
Income tax expense	443	—
Non-cash collaboration revenue - related party	(14)	(63)
Share of loss from equity method investments	1,688	10,672
Changes in operating assets and liabilities:
Deposit placed in escrow	(20,773)	—
Prepaid expenses and other current assets	(492)	1,086
Other long-term assets	4,279	(1,455)
Accounts payable	(503)	(7,502)
Accrued and other current liabilities	(1,262)	(6,823)
Operating lease liabilities	(6,307)	(6,002)
Other long-term liabilities	259	(611)
Net cash used in operating activities	(200,300)	(237,733)
Cash flows from investing activities:
Purchases of property and equipment	(694)	(1,516)
Proceeds from sales of investments	5,398	5,623
Proceeds from maturities of investments	432,459	597,811
Purchase of investments	(361,475)	(438,629)
Net cash provided by investing activities	75,688	163,289
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	6,764	91,112
Proceeds from issuance of common stock from public offering, net of commissions and issuance costs	105,283	—
Proceeds from issuance of common stock and upon exercise of stock options	813	2,087
Proceeds from issuance of common stock under the employee stock purchase plan	1,535	2,496
Proceeds from CIRM award	2,280	—
Net cash provided by financing activities	116,675	95,695
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,937)	21,251
Cash, cash equivalents and restricted cash — beginning of period	93,447	72,196
Cash, cash equivalents and restricted cash — end of period	$85,510	$93,447
Non-cash operating, investing and financing activities:
Right-of-use asset obtained in exchange for lease liability	$2,409	$—
Property and equipment purchases in accounts payable and accrued and other current liabilities	$64	$—
Non-cash deferred revenue and other long-term liabilities	$3,079	$3,094
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(12,505)	$(12,049)
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
Public Offerings

In November 2019, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended on November 2, 2022 and November 2, 2023, under which the Company may from time to time issue and sell shares of its common stock through Cowen in at-the-market (ATM) offerings. The aggregate compensation payable to Cowen as the Company's sales agent equals up to 3.0% of the gross sales price of the shares sold through Cowen pursuant to the sales agreement. During the year ended December 31, 2023, the Company sold an aggregate of 20,894,565 shares of common stock in ATM offerings resulting in net proceeds of $91.1 million. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement. During the year ended December 31, 2024, the Company sold an aggregate of 2,539,134 shares of common stock in ATM offerings resulting in net proceeds of $6.8 million.
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
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company had cash, cash equivalents and investments of $373.1 million as of December 31, 2024. Since inception through December 31, 2024, the Company has incurred cumulative net losses of $1,819.8 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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

In June 2020, the Company formed a wholly-owned, Netherlands-based subsidiary, Allogene Therapeutics, B.V., to help prepare for and assist with the Company's activities in Europe. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Allogene Therapeutics, B.V. All material intercompany balances and transactions have been eliminated during consolidation. The subsidiary was dissolved on January 3, 2024.

Reclassification of Prior Period Balances
The deferred revenue was reclassified to be included in the accrued and other current liabilities in the balance sheet as of December 31, 2023 to conform to the consolidated balance sheet presentation at December 31, 2024. The presentation of non-cash rent expense and operating lease liabilities in the consolidated statement of cash flow for the year ended December 31, 2023 were reclassified to conform with the consolidated statement of cash flow presentation for the year ended December 31, 2024. These reclassifications have no effect on the reported net income for the years ended December 31, 2024 and 2023.
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
The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, commercial paper, money market instruments, asset-backed securities, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. The accounts are monitored by management and management believes that the financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2024 and 2023, the Company has not experienced any significant credit losses in such accounts or investments.
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
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in a single operating segment and has one reportable segment. The Company’s method for measuring profitability on a reportable segment basis is net profit or loss. The Company's CODM does not evaluate operating segments using asset or liability information. Additional significant segment expenses are provided on a quarterly basis to the CODM to support the CODM’s decision making process. Refer to Note 15 for additional information.
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
Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value considered to be other than temporary, if any, on available-for-sale securities are included in interest and other income, net. The cost of investments sold is based on the specific-identification method. Interest income on investments is included in interest and other income, net.
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
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally three to seven years. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in other expense.
The Company has determined the estimated life of assets to be as follows:

Laboratory equipment	5 years
Computer equipment and purchased software	3 - 5 years
Fixtures and furniture	7 years
Leasehold improvements	Shorter of lease term or useful life
The Company capitalizes implementation costs associated with internal use cloud computing arrangements in alignment with ASC 350-40 internal-use software. Costs incurred in preliminary project stage and post implementation stage are expensed as incurred. Costs incurred during the application development stage of implementation are capitalized in other long-term assets on the consolidated balance sheets. Capitalized implementation costs from cloud computing arrangements are amortized over the term of the cloud-based service arrangement.

California Institute for Regenerative Medicine (CIRM) Award
Accounting for the CIRM award does not fall under ASC 606, Revenue from Contracts and Customers, as CIRM does not meet the definition of a customer. No income associated with the CIRM award will be recognized until it is confirmed with CIRM that the award does not require repayment. Until then such award will be recognized, along with any interest, as a long-term liability upon cash receipt. Any estimated interest accrued for the CIRM award received is recognized as interest expense in the consolidated statements of operations. The Company will not recognize a receivable of future awards until it is approved by CIRM. See Note 5 below for more details.
Leases
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
Equity Method Investments
The Company uses the equity method of accounting for equity investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company's proportionate share of the net income or loss of these companies is included in other expenses, net in the consolidated statement of operations. Judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material purchase and sale transactions.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. For the years ended December 31, 2024 and 2023, this was comprised of unrealized gains and losses, net of tax, on the Company’s investments.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. The long-lived assets recoverability test is performed at the asset group level, i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If this test indicates that the carrying amount of the asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of an asset group exceeds its fair value. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset shall not be reduced below its fair value. The Company recorded long-lived assets impairment losses of $15.7 million and $13.2 million for the years ended December 31, 2024 and 2023, respectively (see Note 5).
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
Note 2. Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted this standard effective January 1, 2024 and applied the disclosure requirements retrospectively to all prior periods presented in the consolidated financial statements. Adoption of the new guidance had no significant impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740), Improvement to income tax disclosures, which enhances the disclosures required for income taxes in the Company’s annual financial statements. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not plan to adopt this standard early. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. ASU 2024-03 is effective for annual periods in fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. ASU 2024-03 applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. The Company is currently assessing the impact ASU 2024-03 will have on the consolidated financial statements and disclosures.
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
There were no Level 3 assets or liabilities as of December 31, 2024 or 2023.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2024 are presented in the following table:

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds ¹	$65,780	$—	$—	$65,780
Commercial Paper	—	66,255	—	66,255
Corporate bonds	—	82,725	—	82,725
U.S. treasury securities	85,728	—	—	85,728
U.S. agency securities	—	58,514	—	58,514
Asset-backed securities	—	9,700	—	9,700
Total financial assets	$151,508	$217,194	$—	$368,702
¹ Included within cash and cash equivalents on the Company’s consolidated balance sheets
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2023 are presented in the following table:

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds ¹	$78,536	$—	$—	$78,536
Corporate bonds	—	97,166	—	97,166
U.S. treasury securities	229,516	—	—	229,516
U.S. agency securities	—	38,860	—	38,860
Total financial assets	$308,052	$136,026	$—	$444,078
¹ Included within cash and cash equivalents on the Company’s consolidated balance sheets
The carrying amounts of accounts payable and accrued liabilities approximate their fair values due to their short-term maturities. The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
There were no transfers of assets between the fair value measurement levels during the years ended December 31, 2024 or 2023.
Note 4. Investments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of December 31, 2024 are presented in the following tables:

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$65,780	$—	$—	$65,780
Commercial paper	66,269	19	(34)	66,254
Corporate bonds	82,716	53	(45)	82,724
U.S. treasury securities	85,765	54	(91)	85,728
U.S. agency securities	58,566	20	(70)	58,516
Asset-backed securities	9,695	5	—	9,700
Total cash equivalents and investments	$368,791	$151	$(240)	$368,702

Classified as:
Cash equivalents				$70,771
Short-term investments				217,258
Long-term investments				80,673
Total cash equivalents, and investments				$368,702
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of December 31, 2023 are presented in the following tables:

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$78,536	$—	$—	$78,536
Corporate bonds	97,265	113	(212)	97,166
U.S. treasury securities	229,563	132	(179)	229,516
U.S. agency securities	39,225	—	(365)	38,860
Total cash equivalents and investments	$444,589	$245	$(756)	$444,078

Classified as:
Cash equivalents				$78,536
Short-term investments				365,542
Long-term investments				—
Total cash equivalents, and investments				$444,078
The fair values of available-for-sale debt investments by contractual maturity as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(in thousands)
Due in 1 year or less	$222,250	$365,542
Due in 1 - 2 years	70,972	—
Due in 3 years	9,700	—
Instruments not due at a single maturity date	65,780	78,536
Total cash equivalents and investments	$368,702	$444,078

There were no significant realized losses on available-for-sale securities for the year ended December 31, 2024. Realized losses on available-for-sale securities for the year ended December 31, 2023 were $1.0 million. As of December 31, 2024 and 2023, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of December 31, 2024 and 2023, securities with a fair value of zero and $48.4 million, respectively, were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivable on available-for-sale securities. As of December 31, 2024 and 2023, the Company recognized $1.9 million and $1.7 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the consolidated balance sheets.
Note 5. Balance Sheet Components
Property and Equipment, Net

	December 31,
	2024	2023
	(in thousands)
Leasehold improvements	$108,127	$108,621
Laboratory equipment	31,595	33,157
Computer equipment and purchased software	4,658	4,663
Furniture and fixtures	4,214	4,121
Total	148,594	150,562
Less: accumulated depreciation	(62,538)	(51,084)
Total property and equipment, net	$86,056	$99,478
Depreciation expense for the years ended December 31, 2024, and 2023 was $13.6 million, and $14.2 million, respectively. Disposals of property and equipment were $0.3 million and less than $0.1 million for the years ended December 31, 2024 and 2023, respectively.
The Company reviews for indicators of impairment on a quarterly basis which includes the change in how its property is being used. During the year ended December 31, 2024, the Company made a decision to sublease one of its leased buildings in South San Francisco. The Company vacated and ceased occupancy of this building and currently the Company is actively marketing the leased building for sublease. The Company determined that the change in how this building is being used was an indicator of impairment. The Company identified this to-be-sublet property as a separate asset group. The Company concluded that the carrying value of this to-be-sublet property asset group was not recoverable and the estimated fair value of this asset group was below its carrying value. The decrease in the fair value of this asset group was mainly due to the lower estimated sublease income based on current commercial rental market conditions compared to the lease payments in accordance with the initial operating lease agreement. The Company performed discounted cash flow analysis to estimate the fair value of its right-of-use asset and leasehold improvements. The key inputs to this valuation were expected sublease rental income of $1.9 million through March 2032 and the risk-adjusted annual discount rate of 9.5%. Based on this analysis, the Company concluded the fair value of the right-of-use asset and leasehold improvements of $1.2 million was lower than its net book value of $7.5 million. The Company recognized an aggregate long-lived asset impairment charge of $6.2 million on the right-of-use asset and leasehold improvements for the year ended December 31, 2024.
Previously, in December 2023, the Company made a decision to sublease one of its other leased buildings in South San Francisco. The Company had vacated and ceased occupancy of this building in December 2023 and in January 2025, the Company executed two subleases for the majority of the leased building. During the year ended December 31, 2023, the Company recognized long-lived asset impairment charge of $13.2 million on the right-of-use asset by applying a discounted cash flow method to estimate fair value of its right-of-use asset. The key inputs to this valuation were expected sublease rental income of $22.7 million through March 31, 2032 and annual discount rate of 9.0%. During the year ended December 31, 2024, the Company revised its valuation based on terms with a subtenant for a portion of the building and new market data. The expected sublease rental income based on the revised valuation was $4.7 million through March 31, 2032 and the annual discount rate did not change. The Company concluded the fair value of the right-of-use asset of $3.1 million was lower than its book value of $12.6 million and recognized an additional long-lived asset impairment charge of $9.5 million on the right-of-use asset for the year ended December 31, 2024.
Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2024	2023
	(in thousands)
Accrued compensation and related benefits	$12,146	$12,665
Accrued research and development expenses	9,402	9,315
Accrued lease liability	7,509	6,775
Unvested shares liability	—	532
Other	1,072	1,809
Total accrued and other current liabilities	$30,129	$31,096

Accrued and Other Current Liabilities
On January 4, 2024, the Company’s Board of Directors approved a reduction in the Company’s workforce of approximately 22% of the Company’s employees in connection with the Company’s pipeline prioritization and clinical development strategy. The reduction in workforce was completed by June 30, 2024. During the year ended December 31, 2024, the Company paid approximately $3.0 million for severance and other employee benefits. As of December 31, 2024, less than $0.1 million of the severance and other employee benefits accrual was included in accrued and other current liabilities on the consolidated balance sheets.
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
No income associated with the CIRM award will be recognized until it is confirmed with CIRM that the award does not require repayment. Upon cash receipt, the CIRM award and accrued interest will be recognized as other long-term liabilities on the consolidated balance sheets. The Company will not recognize a receivable of future awards until it is approved by CIRM.
The Company received $2.3 million from CIRM through December 31, 2024 and accounted for the proceeds as a liability within other long-term liabilities on the consolidated balance sheets. During the year ended December 31, 2024, the Company recorded interest expense of $0.2 million. As of December 31, 2024, $0.2 million of accrued interest was included in other long-term liabilities.
In February 2025, the Company met an additional operational milestone and received an additional award of $3.4 million from CIRM.

Note 6. License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestone or royalty payments were made in the years ended December 31, 2024 and 2023.
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
The Cellectis Agreement provides for development and sales milestone payments by the Company of up to $185.0 million per product that is directed against an Allogene Target, with aggregate potential development and sales milestone payments totaling up to $2.8 billion. Cellectis is also eligible to receive tiered royalties on annual worldwide net sales of any products that are commercialized by the Company that contain or incorporate, are made using or are claimed or covered by, Cellectis intellectual property licensed to the Company under the Cellectis Agreement (the Allogene Products), at rates in the high single-digit percentages. Such royalties may be reduced, on a licensed product-by-licensed product and country-by-country basis, for generic entry and for payments due under licenses of third-party patents. Pursuant to the Cellectis Agreement, and subject to certain exceptions, the Company is required to indemnify Cellectis against all third-party claims related to the development, manufacturing, commercialization or use of any Allogene Product or arising out of the Company’s material breach of the representations, warranties or covenants set forth in the Cellectis Agreement, and Cellectis is required, subject to certain exceptions, to indemnify the Company against all third party claims related to the development, manufacturing, commercialization or use of CAR T products directed at Cellectis Targets or arising out of Cellectis’ material breach of the representations, warranties or covenants set forth in the Cellectis Agreement.

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
All costs the Company incurred in connection with this agreement were recognized as research and development expenses in the consolidated statement of operations. For the years ended December 31, 2024 and 2023, no clinical development milestones were achieved.
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
The Company transferred €20.0 million into an escrow account in connection with a potential future milestone payment, which is included in the remaining €60.0 million in milestone payments referenced above for the initial indication for cema-cel. Such milestone payment will be triggered, if at all, upon the occurrence of one of these events: (1) the Company doses the first subject in its first phase 3 clinical study for a CD19 CAR T product that is a licensed product under the Servier Agreement, (2) the Company submits a phase 2 clinical study for a licensed product to the U.S. Food and Drug Administration or the European Medicines Agency, and such phase 2 clinical study is accepted for regulatory approval as a pivotal study, or (3) a final and definitive decision of a tribunal or court finding that under the Servier-Cellectis Agreement the milestone has occurred and the €20.0 million payment is due to Cellectis. As of December 31, 2024, the Company recorded €20.0 million as deposit placed in escrow in the consolidated balance sheets.
The Company is obligated to pay to Servier royalties on annual net sales of any licensed products that are commercialized by the Company that are directed at CD19. Such royalties include tiered royalties on annual net sales in the United States and a flat royalty on annual net sales in territories outside the United States. The United States royalty rates are in a range from the low tens to the mid teen percentages, and the ex-U.S. royalty rate is 10%. Such royalties may be reduced for interchangeable drug entry, expiration of patent rights and amounts paid pursuant to licenses of third-party patents. This royalty obligation begins upon the first commercial sale of such product in a given country and ends after the later of a defined number of years or the expiration of the last to expire licensed patent covering the product in such country. The net effect of the Servier Amendment is that the Company’s royalty rate in the United States for the first half of the first tier of net sales was increased by a low single digit percentage as compared to the Original Servier Agreement. Should Servier’s rights and obligations under the Servier-Cellectis Agreement be assigned to the Company, each tier of royalty rates in the United States to Servier would be reduced by 10%, the ex-U.S. royalties to Servier would terminate, and the Company would assume Servier’s royalty obligations to Cellectis. In the absence of any such assignment, Servier will remain responsible for making royalty payments that may be due to Cellectis under the Servier-Cellectis Agreement.
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
The Company will recognize expense related to the revised milestones and royalties when payments become probable. There was no gain or loss related to the expanded license territories and ceased Servier co-development. For the year ended December 31, 2024 and 2023, the Company recorded $5.4 million and zero in research and development expenses upon achievement of a regulatory milestone, respectively.
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
The Notch Agreement includes a research collaboration to conduct research and pre-clinical development activities to generate engineered cells directed to Allogene’s exclusive targets, which will be conducted in accordance with an agreed research plan and budget under the oversight of a joint development committee. Allogene will reimburse Notch’s costs incurred in accordance with such plan and budget. Currently, there is no outstanding research plan or budget under the Notch Agreement. The term of the research collaboration will expire upon the earlier of (i) the fifth anniversary of the date of the Notch Agreement, (ii) at Allogene’s election, following the joint development committee’s determination that for each exclusive target, Notch has met certain success criteria, or (iii) the joint development committee’s determination that the research collaboration cannot be reasonably pursued against any exclusive target due to technical infeasibility or safety issues.
In connection with the execution of the Notch Agreement, Allogene made an upfront payment to Notch of $10.0 million in return for a license to access Notch's technology in order to conduct research pursuant to the Notch Agreement. In addition, Allogene made a $5.0 million investment in Notch’s series seed convertible preferred stock, resulting in Allogene having a 25% ownership interest in Notch’s outstanding capital stock on a fully diluted basis immediately following the investment. In connection with this investment, an Allogene representative served on the Notch Board of Directors. In February 2021, the Company made an additional $15.9 million investment in Notch's Series A preferred stock. In October 2021, the Company made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, the Company's share in Notch was 23% on a voting interest basis. On May 17, 2024, Notch closed a Series B preferred stock financing with a combination of new and existing investors (Notch Series B Financing). The Company did not participate in the Notch Series B Financing but received Series B preferred stock as part of its anti-dilution rights. Immediately following this transaction, the Company’s share in Notch was 13%. In connection with the Notch Series B Financing, the Company waived its right to appoint one member of the Notch board of directors, but retained board observation rights. The Company no longer has any significant influence over Notch and as a result of the decrease in ownership and influence, accounted for its investment in Notch as an equity investment measured at cost less any impairment effective May 17, 2024.
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
On January 25, 2024, the Company entered into an Amended and Restated Collaboration and License Agreement (the Amended Notch Agreement) with Notch. The Amended Notch Agreement amends and restates the Notch Agreement. Under the Amended Notch Agreement, the Company has relinquished its exclusive rights to all original CAR targets (the Released Targets) except for one CAR target, and has agreed to limit its option right to only one additional CAR target. If the option is exercised, the Company will have a minimum funding commitment for the overall development program. If Notch subsequently out-licenses any of the Released Targets (whether through an out-license, partnership, sale, or other transaction), the Company will be entitled to receive a percentage of upfront and/or milestone payments associated therewith up to a set cap of $30.0 million, and will be entitled to a low, single-digit royalty on net sales of products containing a Released Target. In addition, with respect to the Company’s previous equity investment in Notch, the Amended Notch Agreement grants the Company certain anti-dilution protections up to certain limits for certain pre-IPO equity financings. As of December 31, 2024, no Released Targets were out-licensed by Notch. On May 17, 2024, in connection with the Notch Series B Financing the Company waived certain of its anti-dilution rights in exchange for a low single digit percentage reduction in the royalty rate for the royalties the Company is obliged to pay to Notch under our Notch intellectual property license should the Company commercialize a licensed product.
In January 2025, Notch announced that securing additional investment and/or additional partners to take their research forward remains challenging, and therefore they significantly reduced their workforce to preserve cash and provide the time to explore alternate paths forward.
For the years ended December 31, 2024 and 2023, the Company recorded zero and $1.8 million, respectively, in collaboration costs as research and development expenses. No milestones were achieved for the years ended December 31, 2024 and 2023. For the year ended December 31, 2024, the Company recorded $2.0 million in other expenses, net as impairment loss on its equity investment in Notch. For the year ended December 31, 2023, the Company recorded $3.0 million in other expenses, net as impairment loss on its equity method investment in Notch.
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
Under the terms of the agreement, the Company has committed up to $15.0 million of funding for the duration of the agreement. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance. The Company made an upfront payment of $3.0 million to MD Anderson in the year ended December 31, 2020 and made an additional upfront payment of $3.0 million to MD Anderson in the year ended December 31, 2023. The Company is committed to make further payments to MD Anderson each year upon the anniversary of the agreement effective date through the duration of the agreement term, however, if MD Anderson has sufficient funds to continue the agreed-upon research projects, the Company may defer the additional payment to a later date. These costs are expensed to research and development as MD Anderson renders the services under the strategic alliance.
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
For the years ended December 31, 2024 and 2023, the Company recorded $1.6 million and $0.9 million, respectively, in collaboration costs under this agreement as research and development expenses.
Investment in and License Agreement with Overland Therapeutics, Inc.
Allogene Overland, later renamed Overland Therapeutics Inc. (Overland Therapeutics), was initially established as a joint venture by the Company and Overland Pharmaceuticals (CY) Inc. (Overland) pursuant to a Share Purchase Agreement (Share Purchase Agreement), dated December 14, 2020. Concurrently, on December 14, 2020, the Company entered into a License Agreement (License Agreement) with Allogene Overland for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory).
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
Pursuant to the License Agreement, the Company granted Allogene Overland an exclusive license to develop, manufacture and commercialize certain allogeneic CAR T cell candidates directed at four targets, BCMA, CD70, FLT3, and DLL3 (Overland Licensed Products), in the JV Territory. As consideration, the Company would also be entitled to additional regulatory milestone payments of up to $40.0 million and, subject to certain conditions, tiered low-to-mid single-digit sales royalties. Subsequent to entering into the License Agreement, Allogene Overland assigned the License Agreement to a wholly-

owned subsidiary, Allogene Overland BioPharm (HK) Limited (Allogene Overland HK). On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited (Allogene Overland PRC).
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
In order to determine the transaction price, the Company evaluated all the consideration to be received over the duration of the contract. Fixed consideration exists in the form of the upfront payment and Seed Preferred Shares in Overland Therapeutics. Regulatory milestones and royalties were considered variable consideration. The Company constrains the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. Milestone fees were constrained and not included in the transaction price due to the uncertainties of research and development. The Company re-evaluates the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
Based on the License Amendment, the Company determined that the remaining transaction price was $4.6 million and it was allocated as follows: (i) $1.9 million to the manufacturing license, related know-how and support, which will be recognized as services are delivered and (ii) $2.7 million to the know-how developed in future periods, which will be recognized as services are delivered. As of December 31, 2024, $4.6 million of deferred revenue was recorded in other long-term liabilities.
The Company determined that Overland Therapeutics is a variable interest entity as of December 31, 2024 and 2023. The Company does not have the power to direct the activities which most significantly affect Overland Therapeutics’ economic performance. Accordingly, the Company did not consolidate Overland Therapeutics because the Company determined that it was not the primary beneficiary. After the Organizational Restructuring, the Company has 20% voting rights of Overland Therapeutics’ board of directors. The Company concluded that it has significant influence over Overland Therapeutics and continued to account for its investment in Overland Therapeutics as an equity method investment. In connection with the Organizational Restructuring, the Company recorded an increase in its equity method investment in Overland Therapeutics and corresponding gain of $1.1 million. The Company’s total equity investment in Overland Therapeutics was zero as of December 31, 2024 and 2023 (see Note 8). For the years ended December 31, 2024 and 2023, the Company recognized less than $0.1 million of collaboration revenue.
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
For the years ended December 31, 2024 and 2023, the Company recorded zero and $1.8 million, respectively, in research and development expenses related to the upfront payment and collaboration costs. For the years ended December 31, 2024 and 2023, the Company recorded zero and $0.4 million, respectively, in research and development expenses related to the achievement of a milestone under the Antion Collaboration and License Agreement. For the years ended December 31, 2024 and 2023, the Company recorded zero and $4.0 million, respectively, in other expenses, net as impairment loss on its equity investment in Antion.
Strategic Collaboration Agreement with Foresight Diagnostics
On January 3, 2024, the Company entered into a Strategic Collaboration Agreement with Foresight Diagnostics, Inc. (Foresight Diagnostics) (the Foresight Agreement). Pursuant to the Foresight Agreement, the parties have agreed to collaborate on a non-exclusive basis in the development of Foresight Diagnostics’ minimal residual disease (MRD) assay based on their PhasED-Seq Circulating Tumor DNA Platform as an in vitro diagnostic to identify the MRD+ patient population to be enrolled in the Company’s ALPHA3 trial of cema-cel, for treatment of large B cell lymphoma. Under the Foresight Agreement, the Company has agreed to use its commercially reasonable efforts to obtain regulatory approval of cema-cel, and Foresight Diagnostics has agreed to use its commercially reasonable efforts to obtain regulatory approval of its MRD assay for use as an in vitro diagnostic with cema-cel. Under the Foresight Agreement, the Company has agreed to fund approximately $26.2 million in MRD assay development costs, milestone payments for regulatory submissions and assay utilization to process clinical samples.
On February 19, 2025, the Company entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics which expands our collaboration to include the development of Foresight Diagnostics’ MRD assay as a companion diagnostic for use with cema-cel as part of a possible EU and/or UK clinical development program, and as part of an expansion of ALPHA3 to Canadian and Australian clinical trial sites in support of our US clinical development program. In total, we have agreed to fund approximately $37.3 million in MRD assay development costs, milestone payments for U.S., and certain international regulatory submissions and assay utilization costs to process clinical samples, all in addition to the financial commitments under the Foresight Agreement.
For the year ended December 31, 2024, the Company recorded $3.5 million of research and development expenses related to clinical trials start readiness milestones.
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
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of December 31, 2024 and 2023.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating lease liabilities
Current portion included in accrued and other current liabilities	$7,509	$6,775
Long-term portion of lease liabilities	83,247	88,346
Total operating lease liabilities	$90,756	$95,121
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$11,468	$12,711
Variable lease cost	3,105	3,102
Total lease costs	$14,573	$15,813
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2024 was $12.5 million and was included in net cash used in operating activities in the Company's consolidated statements of cash flows.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of December 31, 2024 is as follows:

Year ending December 31:	(in thousands)
2025	$12,921
2026	13,164
2027	13,613
2028	14,078
2029 and thereafter	65,390
Total undiscounted lease payments	119,166
Less: Present value adjustment	(28,410)
Total	$90,756
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.26%. As of December 31, 2024, the weighted average remaining lease term for our operating leases is 8.11 years.
The Company did not incur any significant rent expense for short-term leases for the years ended December 31, 2024 and 2023, respectively.
Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement. At the inception of such leases, the Company records an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. To determine the fair value of the obligation, the Company estimates the cost for a third-party to perform the restoration work. In subsequent periods, for each asset retirement obligation, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciate each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. Asset retirement obligations were $0.7 million and $0.6 million as of December 31, 2024 and 2023, respectively.
Other Commitments
Solar Power Purchase and Energy Services Agreement
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the consolidated balance sheets as of December 31, 2024 and 2023.
License Agreements for Intellectual Property
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of December 31, 2024.
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
Note 8. Equity Investments and Equity Method Investments
Notch Therapeutics
In conjunction with the execution of the Notch Agreement (see Note 6), the Company also entered into a Share Purchase Agreement with the Company acquiring shares of Notch’s Series Seed convertible preferred stock for a total investment cost of $5.1 million which includes transaction costs of $0.1 million, resulting in a 25% ownership interest in Notch. In February 2021, the Company made a $15.9 million investment in Notch's Series A preferred stock. Immediately following this transaction, the Company's share in Notch was 20.7% on a voting interest basis. In October 2021, the Company made an additional $1.8 million investment in Notch's common stock. Immediately following this transaction, the Company's share in Notch was 23.0% on a voting interest basis. On May 17, 2024, Notch closed the Notch Series B Financing which caused the Company’s share in Notch to decrease to 13% immediately following this transaction.
Accordingly, effective May 17, 2024, the Company started to account for its investment in Notch as an equity investment measured at cost less impairment. The Company’s total equity investment in Notch as of December 31, 2024 was zero . The Company’s total equity investment in Notch as of December 31, 2023 was $3.6 million and the Company accounted for the investment using the equity method of accounting. For the year to date period through May 17, 2024, the Company recognized its share of Notch’s net loss of $1.7 million under the other expenses, net caption within the consolidated statements of operations. For the year ended December 31, 2023, the Company recognized its share of Notch’s net loss of $6.2 million under the other expenses, net caption within the consolidated statements of operations. As of December 31, 2024, the Company's equity investment in Notch was categorized as Level 3 within the fair value hierarchy. During the years ended December 31, 2024 and 2023, the Company recognized $2.0 million and $3.0 million, respectively, of impairment loss under the other expenses, net caption within the consolidated statements of operations.
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
The Company's total equity investment in Overland Therapeutics as of December 31, 2024 and 2023 was zero and the Company accounted for the investment using the equity method of accounting. For the year ended December 31, 2024, the Company recognized its gain from the Organizational Restructuring of $1.1 million which was offset by its share of Overland Therapeutics' net loss of $1.1 million under the other expenses, net caption within the consolidated statement of operations. During the year ended December 31, 2023, the Company recognized its share of Overland Therapeutics' net loss of $4.5 million under the other expenses, net caption within the consolidated statement of operations.
Note 9. Stockholders’ Equity
Preferred Stock
Pursuant to the Amended and Restated Certificate of Incorporation filed on October 15, 2018, as amended, the Company is authorized to issue a total of 10,000,000 shares of preferred stock, of which no shares were issued and outstanding at December 31, 2024 and 2023.
Common Stock
Pursuant to the Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 17, 2022, the Company is authorized to issue a total of 400,000,000 shares of common stock, of which 212,210,597 and 168,642,238 shares were issued and outstanding at December 31, 2024 and 2023, respectively.
Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2024 and 2023, no dividends on common stock had been declared by the Company’s Board of Directors.
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
As of December 31, 2024 and 2023, there were 8,838,676 and 6,468,650 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
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
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2023	21,812,946	$9.93	7.53	$662
Options granted	6,211,389	3.08	8.69
Options exercised	(357,993)	2.27		$597
Options forfeited	(3,481,458)	10.93
Balance, December 31, 2024	24,184,884	$8.14	7.53	$1
Exercisable, December 31, 2024	17,673,060	$9.63	7.11	$—
Vested and expected to vest, December 31, 2024	24,184,884	$8.14	7.53	$—
The aggregate intrinsic values of options exercised, outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2024. The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $0.6 million and $2.3 million, respectively. During the years ended December 31, 2024 and 2023, the estimated weighted-average grant-date fair value of employee options granted was $2.05 per share and $3.33 per share, respectively. As of December 31, 2024 and 2023, there was $35.5 million and $58.1 million, respectively, of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.85 years and 2.42 years, respectively.

The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2024	2023
Fair value of common stock	$1.40 - $3.32	$2.72 - $7.23
Expected term in years	5.02 - 6.25	5.27 - 6.08
Expected volatility	72.85% - 74.09%	73.18% - 74.10%
Expected risk-free interest rate	3.42% - 4.32%	3.45% - 4.61%
Expected dividend	0%	0%
The Black-Scholes option-pricing model and the lattice option pricing model require the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions include:
Fair value of common stock— For all grants subsequent to the Company’s IPO in October 2018, the fair value of common stock was determined by taking the closing price per share of common stock per Nasdaq.
Expected term— The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.
Expected volatility— Prior to November 2024, the Company used an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company does not have sufficient trading history for its common stock. For grants subsequent to October 2024, the Company uses an average historical stock price volatility of its common stock as it accumulated sufficient historical stock price data.
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
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2023	12,180,471	$6.68	2.00	$39,099
Granted	5,625,325	3.94	1.24
Vested	(2,168,832)	9.48
Forfeited	(2,293,171)	7.82
Unvested December 31, 2024	13,343,793	$4.87	1.58	$28,422
Vested and expected to vest, December 31, 2024	13,343,793	$4.87	1.58	$28,422
For the year ended December 31, 2024, the Company granted 35,000 performance-based restricted stock units to certain executive officers and other employees pursuant to the 2018 Plan. These awards are subject to the holders' continuous service to the Company through each applicable vesting event. Through December 31, 2024, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the year ended December 31, 2024. The Company recognized $2.4 million and $2.2 million in stock-based compensation expense related to the restricted units with a market condition for the years ended December 31, 2024 and 2023, respectively.
For the years ended December 31, 2024 and 2023, total fair value of vested restricted stock units, performance based restricted stock units and restricted stock units with a market condition as of their grant dates was $20.6 million, and $33.3 million, respectively. As of December 31, 2024 and 2023, there was $33.7 million and $50.7 million, respectively, of unrecognized stock-based compensation which is expected to be recognized over a weighted average period of 2.10 years and 2.36 years, respectively.
Employee Stock Purchase Plan
In October 2018, the stockholders approved the 2018 Employee Stock Purchase Plan (ESPP), which initially reserved 1,160,000 shares of the Company's common stock for employee purchases under terms and provisions established by the Board of Directors. Effective January 1, 2024 and 2023, the number of shares authorized under the ESPP for employee purchases increased by 1,686,422 and 1,444,383 shares, respectively. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Under the current offering adopted pursuant to the ESPP, each offering period is approximately 24 months, which is generally divided into four purchase periods of approximately six months.
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
The fair values of the rights granted under the ESPP were calculated using the following assumptions:

	Year ended December 31,
	2024	2023
Expected term (in years)	0.50 – 2.00	0.50 – 2.00
Volatility	76.16% – 88.69%	67.32% – 85.05%
Risk-free interest rate	3.49% – 5.25%	4.05% – 5.35%
Dividend yield	0%	0%
Stock-based compensation expense
The following table presents stock-based compensation expense by award type that was recorded as research development and general and administrative expense in its consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2024	2023
Stock options	$27,817	$34,350
Restricted stock units, performance based restricted stock units and restricted stock units with a market condition	21,997	28,497
Employee stock purchase plan	1,929	3,104
Total stock-based compensation expense	$51,743	$65,951

Note 11. Related Party Transactions
Collaboration Revenue and Equity Method Investment

In December 2020, the Company entered into the License Agreement with Overland Therapeutics, a corporate joint venture entity and related party (see Note 6). The License Agreement was subsequently assigned to a wholly owned subsidiary of Allogene Overland, Allogene Overland HK. On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited. On May 24, 2024, the License Agreement was amended.
Consulting Agreements
In June 2018, the Company entered into a services agreement with Two River Consulting LLC (Two River) a firm affiliated with the Company’s President and Chief Executive Officer, the Company’s Executive Chair of the board of directors, and a director of the Company to provide various managerial, clinical development, administrative, accounting and financial services to the Company. In December 2023, the service agreement between the Company and Two River was terminated. The cost incurred for services provided under this agreement was $0.3 million for the year ended December 31, 2023.
In August 2018, the Company entered into a consulting agreement with Bellco Capital LLC (Bellco). Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun, the Company's executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $38,583 per month in arrears commencing January 2021 and $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus and out-of-pocket expenses incurred under this consulting agreement were $0.7 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.
As of both December 31, 2024 and 2023, amount due to Bellco of $0.2 million was recorded in accrued and other current liabilities in the accompanying consolidated balance sheets.
Sublease Agreements
In December 2018, the Company entered into a sublease with Bellco Capital LLC for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. In November 2021, the sublease was extended to June 30, 2025. The sublease was amended, effective in July 2022, to move to a nearby location, with office space of 737 square feet. The Company’s executive chairman, Arie Belldegrun, M.D., is a trustee of the Belldegrun Family Trust, which controls Bellco. In 2023, the Company exercised its early termination right under the sublease agreement and the sublease was terminated effective December 31, 2023.
In February 2023, the Company entered into a new subleased agreement with Bellco for 2,218 square feet of office space in Los Angeles, California, from Bellco. The sublease term is 115 months, subject to certain early termination rights. The sublease commenced on January 1, 2024. The total right of use asset and associated liability recorded related to this related party lease was $2.2 million and $2.5 million, respectively, as of December 31, 2024. The Company paid approximately $0.2 million towards its share of the security deposit. For the year ended December 31, 2024, the Company recorded $0.3 million of rent expense related to this lease.
Note 12. 401(k) Plan
In April 2018, the Company began to sponsor a 401(k) retirement savings plan for the benefit of its employees. All employees are eligible to participate, provided they meet the requirements of the plan. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $1.9 million and $2.5 million for the years ended December 31, 2024 and 2023, respectively.
Note 13. Income Taxes
The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.
The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The Company's income tax expense consists of the following:

	Year Ended December 31,
	2024	2023

	(in thousands)
Current:
Federal	—	—
State	—	—
	—	—
Deferred:
Federal	443	—
State	—	—
	443	—
Provision (benefit) for income taxes	$443	$—
Reconciliation of the benefit for income taxes calculated at the statutory rate to our benefit for income taxes is as follows:

	Year Ended December 31,
	2024	2023

	(in thousands)
Tax benefit at federal statutory rate	$(54,001)	$(68,725)
State taxes, net of federal benefit	1,954	(21,610)
Stock-based compensation	9,413	11,442
Research tax credits	(2,793)	(3,873)
Change in valuation allowance	45,661	82,526
Other	209	240
Benefit for incomes taxes	$443	$—
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$243,798	$211,124
Tax credit carryforwards	37,108	32,826
Intangibles	10,757	14,524
Accrued expenses	2,710	3,039
Lease liabilities	22,085	26,358
Stock based compensation	21,871	25,350
Investments	26,009	28,735
Capitalized R&D	89,090	73,492
Other	2,396	2,189
Total deferred tax assets	455,824	417,637
Deferred tax liabilities:
Right of use leased assets	(11,000)	(17,652)
Other	(36)	(301)
Total deferred tax liabilities	(11,036)	(17,953)
Net deferred tax assets	444,788	399,684
Valuation allowance	(444,788)	(399,684)
Net deferred tax assets	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $45.2 million and $80.1 million during the years ended December 31, 2024 and 2023, respectively.
The following table sets forth the Company's federal and state NOL carryforwards and federal research and development tax credits as of December 31, 2024:

	Amount	Expiration
	(in thousands)
Net operating losses, federal	$833,401	Indefinite
Net operating losses, federal	$2	2037
Net operating losses, state	$986,041	2037-2044
Tax credits, federal	$31,038	2038-2044
Tax credits, state	$23,999	Indefinite
California Competes Tax credits, state	$9,000	2026 -2028
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
Effective June 27, 2024 California's Senate Bill 167 (SB 167) introduced pivotal tax changes, including the suspension of NOLs for businesses earning over $1 million and a cap on business tax credits at $5 million. In addition, on June 29, 2024 Senate Bill 175 (SB 175) introduced an allowance for refunds on a range of tax credits—including, for the first time, the R&D credit. SB 167, which contains several tax measures, includes provisions that retroactively suspend California net operating losses (NOL) and limit the use of business tax credits for tax years beginning on and after January 1, 2024, and before January 1, 2027. SB 175 states that for taxable years beginning on or after January 1, 2024, and before January 1, 2027, taxpayers can receive a refundable credit equal to 20% of the qualified credits that could have been taken if the $5 million limitation under SB 167 had not been imposed. The Company evaluated the impact of SB 167 and determined that the legislation did not materially impact the Company’s income tax provision for the year ended December 31, 2024.
We apply the provisions of ASC Topic 740 to account for uncertain income tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2024	2023
	(in thousands)
Balance at beginning of the year:	$18,895	$14,570
Additions based on tax positions related to current year	3,120	4,325
Additions to tax position of prior year	—	—
Reductions to tax position of prior years	—	—
Lapse of the applicable statute of limitations	—	—
Balance at end of the year	$22,015	$18,895
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of interest and other income, net, as necessary. As of December 31, 2024 and 2023, there were no accrued interest and penalties related to uncertain tax positions. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.  We are subject to examination by U.S. federal or state tax authorities for all years since inception.
Note 14. Net Loss and Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023

Numerator:
Net loss	$(257,590)	$(327,265)
Denominator:
Weighted average common shares outstanding	194,811,756	156,931,778
Net loss per share, basic and diluted	$(1.32)	$(2.09)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2024	2023
Stock options to purchase common stock	24,184,884	21,812,946
Restricted stock units subject to vesting	13,343,793	12,180,471
Expected shares purchased under Employee Stock Purchase Plan	1,913,748	2,168,264
Early exercised stock options subject to future vesting	—	29,180
Total	39,442,425	36,190,861

Note 15. Segment Reporting

The Company has one reportable segment related to developing and commercializing genetically engineered allogeneic T cell product candidates for the treatment of cancer and autoimmune diseases. The segment derives its current revenues from research and development collaborations.

The CEO, as the CODM, manages and allocates resources for the Company's operations at a consolidated company basis by assessing how to best deploy available resources across functions and research and development projects. The CEO uses consolidated, single-segment financial information for purposes of evaluating performance, planning and forecasting future period financial results, and allocating resources.

The table below is the summary of the segment profit or loss information, including the significant segment expenses (in thousands):

	Years Ended December 31,
	2024	2023
Collaboration revenue - related party	$22	$95
Significant operating expenses:
Cema-cel	36,369	43,225
All other development costs	23,937	24,463
Payroll	70,862	87,854
Facilities & IT-related spend	31,727	33,674
Supporting external spend	27,337	43,248
Other operating expenses	82,989	95,368
Total operating expenses	273,221	327,832
Other income (Expense), net	16,052	472
Loss before income taxes	(257,147)	(327,265)
Benefit (expense) from income taxes	(443)	—
Net loss	(257,590)	(327,265)

Cema-Cel includes external development and clinical trial costs related to ALPHA3, ALPHA2, CLL, and ALLO-501 programs. All other development costs include external development and clinical trial costs related to ALLO-329, ALLO-316, ALLO-647, BCMA, and other programs. Supporting external spend includes professional services, research and development lab supplies and other supporting activities related to the research and development and other business operations. Other operating expenses is primarily related to non-cash expenses such as stock-based compensation, impairment, and depreciation and amortization. The measure of segment assets is reported on the consolidated balance sheets as total assets. Primarily, all revenue generated and all long-lived assets are maintained in the United States.
Note 16. Subsequent Events
On December 13, 2024, the Company entered into a sublease agreement for approximately 21,793 square feet of office space in one of its leased buildings in South San Francisco. The sublease commenced on January 1, 2025, and the sublease term is 24 months, which will expire on December 31, 2026. The Company will receive approximately $0.7 million in base rent payments over the sublease term.
On January 1, 2025, the Company entered into an additional sublease agreement for approximately 24,218 square feet of office and laboratory space in one of its leased buildings in South San Francisco. The sublease commenced on February 1, 2025, and the sublease term is 24 months, which will expire on January 31, 2027. The Company will receive approximately $1.6 million in base rent payments over the sublease term.
On February 19, 2025, the Company entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics which expands our collaboration to include the development of Foresight Diagnostics’ MRD assay as a companion diagnostic for use with cema-cel as part of a possible EU and/or UK clinical development program, and as part of an expansion of ALPHA3 to Canadian and Australian clinical trial sites in support of our US clinical development program. As part of this amendment, we have agreed to fund approximately $37.3 million in MRD assay development costs, milestone payments for U.S., and certain international regulatory submissions and assay utilization costs to process clinical samples, all in addition to the financial commitments under the Foresight Agreement.
On February 3, 2025, the Company received an additional award of $3.4 million from CIRM for achieving a specified operational milestone related to the clinical development of ALLO-316.

Subsequent to the year ended December 31, 2024, the Company sold an aggregate of 3,842,282 shares of common stock in ATM offerings resulting in net proceeds of $10.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Prior Material Weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report), which was filed with the Securities and Exchange Commission (SEC) on March 14, 2024, Note 1 of the Consolidated Financial Statements under the paragraph Restatement of Financial Statements, the Company re-evaluated its prior accounting for shares received in the License Agreement and Share Purchase Agreement entered into on December 14, 2020, with Allogene Overland. Upon reassessment, the Company has determined that the 49% of Allogene Overland's Seed Preferred Shares received as a partial consideration for the License Agreement should be initially measured at fair value. The Company identified a material weakness in the operation of internal controls over financial reporting with respect to the technical accounting analysis of significant non-routine transactions.
Remediation Measures

We identified and implemented steps designed to remediate the foregoing material weakness. We finalized the design and operation of our controls related to the technical accounting analysis of significant non-routine transactions which includes hiring personnel in our accounting with an appropriate level of knowledge and experience to effectively perform technical accounting analysis of significant non-routine transactions, in addition to, engaging third-party subject matter experts with significant relevant experience. As of December 31, 2024, we validated the effectiveness of controls with respect to the technical accounting analysis of significant non-routine transactions. The applicable controls have been in operation for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weakness associated with technical accounting analysis of significant non-routine transactions was remediated as of December 31, 2024.
Changes in Internal Control over Financial Reporting
We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were key changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes are discussed above in our remediation measures.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the sections headed “Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2025 (our Proxy Statement) and is incorporated in this Annual Report by reference.
Our Board of Directors consists of the following members:
Elizabeth Barrett, 62, has served as member of our Board since July 2021. Ms. Barrett is a director and President and Chief Executive Officer of UroGen Pharma Ltd. (“UroGen”), a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. At UroGen, Ms. Barrett spearheaded the 2020 approval of Jelmyto® for the treatment of low-grade upper tract urothelial carcinoma. Before joining UroGen, Ms. Barrett served as the Chief Executive Officer of Novartis Oncology, where she managed the development and launch of the autologous CAR T therapy Kymriah®, and as a member of the Executive Committee of Novartis Oncology from February 2018 to December 2018. Prior to that, Ms. Barrett served at Pfizer Inc. ("Pfizer") in various capacities, most recently as the Global President of Oncology, and before that as Pfizer’s Regional President of US Oncology Business Unit since March 2009. Prior to Pfizer, she was Vice President and General Manager of the Oncology.

Arie Belldegrun, M.D., 75, is a co-founder of Allogene and has served as Executive Chair of our Board since November 2017. From March 2014 until October 2017, Dr. Belldegrun served as the President and Chief Executive Officer of Kite Pharma, Inc. ("Kite") and as a director from June 2009 until October 2017. Dr. Belldegrun has served as Chair of UroGen since December 2012, Chair of Kronos Bio, Inc., since June 2017, and director of Ginkgo Bioworks, Inc., since September 2021. Dr. Belldegrun has also served on the boards of several private companies: Breakthrough Properties LLC and Breakthrough Services LLC since April 2019, ByHeart, Inc., since October 2019, and IconOVir Bio, Inc., since June 2020. Dr. Belldegrun has also served as Chairman of Bellco Capital LLC since 2004, as Chair and Partner of Two River Group since June 2009, and as Senior Managing Director of Vida Ventures, LLC since November 2017. He is certified by the American Board of Urology and is a Fellow of the American Association of Genitourinary Surgeons. Dr. Belldegrun is Research Professor, holds the Roy and Carol Doumani Chair in Urologic Oncology, and is Director of the Institute of Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles (“UCLA”). Prior to joining UCLA in October of 1988, he was a research fellow at NCI/NIH in surgical oncology and immunotherapy from July 1985 to August 1988 under Dr. Steven Rosenberg. Dr. Belldegrun received his M.D. from the Hebrew University Hadassah Medical School in Jerusalem before completing his post graduate studies in Immunology at the Weizmann Institute of Science and his residency in Urologic Surgery at Harvard Medical School.

David Chang, M.D., Ph.D., 65, is a co-founder of Allogene and has served as our President and Chief Executive Officer and as a member of our Board since June 2018. Dr. Chang has served on the boards of two private companies: Chair of the Board of Directors of IconOVir Bio, Inc., since June 2020, and director of 1200 Pharma LLC since June 2021. Dr. Chang served on the Board of Directors of Notch Therapeutics, Inc. (“Notch”), a private research-stage biotechnology company, from November 2019 to March 2022. Prior to joining us, Dr. Chang served as the Chief Medical Officer and Executive Vice President, Research and Development of Kite from June 2014 until March 2018. Dr. Chang previously held senior positions at Amgen Inc. ("Amgen"), a biopharmaceutical company, including Vice President, Global Development from July 2006 to May 2014, Senior Director, Oncology-Therapeutics from July 2005 to June 2006 and Director, Medical Sciences from December 2002 to June 2005. Prior to that, he was an Associate Professor at the UCLA School of Medicine. He has also served as a Venture Partner of Vida Ventures, LLC since November 2017, and Two River, LLC since October 2017. In addition, he serves as a member of the American Association for Cancer Research Oncology Development Fund Investment Advisory Committee, CalTech Cheng Medical Engineering Advisory Council and of the MIT Corporation Biology Visiting Committee. Dr. Chang obtained a B.S. in Biology from the Massachusetts Institute of Technology and an M.D. and Ph.D. from Stanford University.
John DeYoung, 62, has served as a member of our Board since April 2018. Mr. DeYoung is Vice President of Worldwide Business Development for Pfizer’s Oncology Business Unit. He is a member of Pfizer’s Oncology Leadership Team and its Worldwide Business Development Leadership Team. Mr. DeYoung joined Pfizer in 1991 and has held leadership positions in Finance, Marketing, Commercial Development and Business Development. Mr. DeYoung received his bachelor’s degree in business from Michigan State University in 1985 and his MBA from the University of Chicago in 1990.

Franz Humer, Ph.D., 78, has served as a member of our Board since April 2018. Dr. Humer currently serves on the board of directors of LetterOne Holdings S.A. and as Chair of the board of directors of Kallyope, Inc. In addition, Dr. Humer serves on the board of directors of the International Centre for Missing and Exploited Children and is Chair of the Humer Foundation. Dr. Humer previously served as Chair of the board of directors of Neogene Therapeutics, Inc., a private research-stage biotechnology company, from October 2020 until January 2023 and as a member of the board of directors of Kite from September 2015 until October 2017. He also served as an independent director of Citigroup Inc. from 2012 until 2018, Chugai Pharmaceuticals Ltd. (Japan) from 2002 until 2014, and Arix Bioscience plc from April 2016 to December 2019. He served as Chair of Diageo plc from 2005 to 2017. He served as a member of the board of directors of WISeKey SA, a publicly traded global cybersecurity company, from May 2016 to December 2017. In addition, Dr. Humer served as Head of Pharmaceuticals and then as Chief Operating Officer of F. Hoffmann-La Roche Ltd. from 1996 to 1998, prior to serving as Chief Executive Officer of Roche Group from 1998 to 2001 and later as Chair and Chief Executive Officer from 2001 to 2008. His tenure as Chair of Roche Holding Ltd. extended from 2008 to 2014. Before joining Roche Group, he served on the board of Glaxo Holdings plc and was responsible for research, business development, manufacturing, commercial strategy, and all non-US operations for 13 years. In 1973, Dr. Humer joined Schering Plough Corporation where he held various General Management positions in Latin America and Europe. Dr. Humer attended the University of Innsbruck, where he obtained a Ph.D. in Law, and INSEAD in Fontainebleau, where he obtained an MBA.

Joshua Kazam, 48, has served as a member of our Board since November 2017. Mr. Kazam served as our President from November 2017 until June 2018. He was a founder of Kite and served as a member of Kite’s board of directors from Kite’s inception in June 2009 until October 2017. In June 2009, Mr. Kazam co-founded Two River, LLC, a life-science consulting and investment firm. Mr. Kazam has served on the board of Kronos Bio, Inc. since June 2017 and Capricor Therapeutics, Inc. from May 2005 until May 2019. He has also served on the boards of the following private companies: Vision Path, Inc. (d/b/a Hubble Contacts) since May 2016, ByHeart, Inc. since November 2016, Breakthrough Properties LLC and Breakthrough Services LLC since April 2019, and IconOVir Bio, Inc. since August 2018. Mr. Kazam has also served on the boards of several blank check companies formed for the purpose of effecting a business combination with one or more businesses: Screaming Eagle Acquisition Corp. since January 2022, Tishman Speyer Innovation Corp. II since February 2021, TS Innovation Acquisitions Corp. from November 2020 until June 2021, Soaring Eagle Acquisition Corp. from February 2021 to September 2021, Flying Eagle Acquisition Corp. from February 2020 until December 2020, Diamond Eagle Acquisition Corp. from January 2019 until April 2020, and Platinum Eagle Acquisition Corp. from January 2018 to March 2019. Mr. Kazam has served as the President of Desert Flower Foundation since June 2016. Mr. Kazam received his bachelor’s degree in Entrepreneurial Management from the Wharton School of the University of Pennsylvania and is a Member of the Wharton School’s Undergraduate Executive Board.

Stephen Mayo, Ph.D., 63, has served as a member of our Board since July 2022. Since 2021, he has served as a member of the board of directors and as a member of the research and development and audit committees of Sarepta Therapeutics, Inc. Since 2021, Dr. Mayo has served as a member of the board of directors and on the audit and research committees of Merck & Co. In addition, he serves on the scientific advisory boards of Vida Ventures and Evozyne. He co-founded Molecular Simulations Inc. (now Biovia) and Xencor, a public antibody engineering company. Dr. Mayo is currently the Bren Professor of Biology and Chemistry and Merkin Institute Professor at California Institute of Technology (Caltech). He joined the Caltech faculty in 1992, was a Caltech-based Howard Hughes Medical Institute Investigator from 1994 to 2007, served as Vice Provost for Research from 2007 to 2010 and Chair of the Division of Biology and Biological Engineering from 2010 to 2020. Dr. Mayo was elected to the National Academy of Sciences in 2004 for his pioneering contributions in the field of protein design. He served as an elected board member for the American Association for the Advancement of Science from 2010 to 2014 and as a presidential appointee on the National Science Foundation’s National Science Board from 2013 to 2018. Dr. Mayo holds a B.S. in Chemistry from Pennsylvania State University and a Ph.D. in Chemistry from Caltech. He completed postdoctoral work at both UC Berkeley and Stanford University School of Medicine in chemistry and biochemistry, respectively.

Deborah Messemer, 67, has served as a member of our Board since September 2018. Ms. Messemer has served as director of TPG Inc. since January 2022 and PayPal Holdings, Inc. since January 2019. Ms. Messemer is a certified public accountant and joined KPMG LLP ("KPMG"), the U.S. member firm of KPMG International, in 1982 and was admitted into the partnership in 1995. Most recently, she served as the Managing Partner of KPMG’s Bay Area and Northwest region until her retirement in September 2018. Ms. Messemer spent the majority of her career in KPMG’s audit practice as an audit engagement partner serving public and private clients in a variety of industry sectors. In addition to her operational and audit signing responsibilities, she has significant experience in SEC filings, due diligence, initial public offerings, mergers and acquisitions, and internal controls over financial reporting. Ms. Messemer received a bachelor’s degree in accounting from the University of Texas at Arlington.

Vicki Sato, Ph.D., 76, has served as a member of our Board since July 2021. She was a professor of management practice at Harvard Business School from September 2006 to July 2017 and was a professor in the Department of Molecular and Cell Biology at Harvard University from July 2005 until October 2015. Previously, she served as President of Vertex

Pharmaceuticals, Inc. ("Vertex"), a publicly-traded biotechnology company, which she joined in 1992. Prior to becoming President of Vertex, she was the Chief Scientific Officer and Senior Vice President of Research and Development. Prior to joining Vertex, Dr. Sato served as Vice President of Research at Biogen Inc. Dr. Sato is a member of the board of directors of the following publicly-traded companies: Denali Therapeutics, Inc. and Vir Biotechnology, Inc. She previously served on the board of directors of Akouos, Inc., Bristol Myers Squibb Company and BorgWarner, Inc., both publicly-traded companies. Dr. Sato received her A.B. in Biology from Radcliffe College and her A.M. and Ph.D. in Biology from Harvard University. She conducted her postdoctoral work at both the University of California, Berkeley and Stanford Medical Center.

Todd Sisitsky, 53, has served as a member of our Board since April 2018. Mr. Sisitsky is a board member and President of TPG, Inc. and Co-Managing Partner of TPG Capital, TPG’s scale private equity business in the U.S. and Europe, and co-leads the firm’s investment activities in the healthcare services, pharmaceuticals and medical device sectors. He also serves on the executive committee of TPG Holdings. He has played leadership roles in connection with TPG’s investment in us, Adare Pharmaceuticals, Aptalis, Biomet, Exactech, Fenwal, Healthscope, IASIS Healthcare, Immucor, IQVIA Holdings, Inc. (and predecessor companies IMS Health and Quintiles), Par Pharmaceutical, and Surgical Care Affiliates. Mr. Sisitsky currently serves as director of the following additional public companies: Convey Health Solutions, Inc., and IQVIA Holdings, Inc. Prior to joining TPG in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners. He received an MBA from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar, and earned his undergraduate degree from Dartmouth College, where he graduated summa cum laude. Mr. Sisitsky currently serves as the chair of the Dartmouth Medical School board of advisors, and as a board member of Grassroot Soccer.

Owen Witte, M.D., 75, has served as a member of our Board since April 2018. Dr. Witte previously served as a member of the board of directors of Kite from March 2017 until October 2017. Dr. Witte joined the UCLA faculty in 1980, where he is presently a University Professor of microbiology, immunology and molecular genetics, the UCLA David Saxon Presidential Chair in Developmental Immunology and previously served as the director of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research. Dr. Witte was appointed a University Professor by the University of California Board of Regents, an honor reserved for scholars of the highest international distinction. Dr. Witte is a member of the National Academy of Sciences, the American Academy of Arts and Sciences, and the National Academy of Medicine. Dr. Witte currently serves on several editorial and advisory boards. He previously served on the board of directors for the American Association for Cancer Research. He was appointed by President Obama to the President’s Cancer Panel. Dr. Witte holds a bachelor’s degree from Cornell University and an M.D. from Stanford University. He completed postdoctoral research at the Massachusetts Institute of Technology.

In addition to Dr. Chang, our executive officers include the following:

Zachary Roberts, M.D., Ph.D., 47, has served as our Chief Medical Officer since April 2023 and as our Executive Vice President, Research and Development, since January 2023. Previously, Dr. Roberts served as Chief Medical Officer for Instil Bio, Inc. (Instil) from March 2020 to November 2022. Prior to joining Instil, he served in various roles for Kite, during his five-year tenure, with his last position as Vice President, Clinical Development from February 2018 to May 2019. Prior to joining Kite, Dr. Roberts served in various roles in Amgen, with his last position as Clinical Research Medical Director for Amgen Oncology from January 2015 to July 2015. Dr. Roberts completed his training in internal medicine and hematology/oncology at the Massachusetts General Hospital and Dana Farber Cancer Institute. He earned his B.S. in microbiology and immunology from the University of Maryland, College Park and both his Ph.D. in immunology and his M.D. from the University of Maryland, Baltimore.

Geoffrey Parker, 60, has served as our Executive Vice President, Chief Financial Officer since October 2023. Prior to joining us, Mr. Parker served as Chief Operating Officer, Chief Financial Officer and Executive Vice President of Tricida, Inc. Prior to joining Tricida, Mr. Parker served as Chief Financial Officer of Anacor Pharmaceuticals, and served as a Partner and Managing Director at Goldman Sachs, where he led the West Coast Healthcare Investment Banking group. In addition, Mr. Parker currently serves as a member of the board of directors of Perrigo Company plc. He earned an A.B. with a double major in Economics and Engineering Sciences from Dartmouth College and an MBA from the Stanford Graduate School of Business.

Earl Douglas, 62, has served as our Senior Vice President, General Counsel and Compliance Officer since August 2023 and as our corporate secretary since January 2024. Before joining Allogene, Mr. Douglas served as Executive Vice President, General Counsel of Applied Molecular Transport. Prior to that role, he served in the same capacity for Kiverdi, Inc. He has also served as Vice President, General Counsel at BioMimetic Therapeutics, Spinal Dynamics, and OPX Biotechnologies. He previously served as Counsel with Wilson Sonsini Goodrich & Rosati, and earlier in his career practiced as an Associate with Weil, Gotshal & Manges. He earned his B.S. in chemical engineering from the Massachusetts Institute of Technology (MIT) and his J.D. from Columbia University School of Law.

Benjamin Beneski, 48, has served as our Senior Vice President and Chief Technical Officer since March 2025. Mr. Beneski joined Allogene in 2019 as our Executive Director and Plant Manager, where he played a pivotal role in the design, construction, and successful startup of Cell Forge 1, our state-of-the-art cell therapy manufacturing facility. Since then, Mr. Beneski has advanced through a series of increasingly senior roles, including Vice President of Manufacturing and Vice President of Product Development and Manufacturing where he led the development of next-generation platforms, effectively managed internal and external manufacturing networks, and drove key initiatives to support IND submissions and ensure commercial readiness. Prior to joining Allogene, Mr. Beneski held senior manufacturing roles at various biotechnology companies, including Vir Biotechnology and Amgen. He earned B.S. in chemical engineering from Stevens Institute of Technology and an MBA from Northeastern University.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.allogene.com under the Governance section of our Investors page. In addition, we intend to promptly disclose on our website, to the extent required by the rules and regulations of the SEC, (i) the nature of any amendment to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Stockholders may request a free copy of the Code of Business Conduct and Ethics from our Compliance Officer, c/o Allogene Therapeutics, Inc., 210 E. Grand Avenue, South San Francisco, CA 94080.
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

10.7+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693), filed with the SEC on March 14, 2024).
10.8+
Employment Agreement, dated June 25, 2018, by and between the Registrant and David Chang, M.D., Ph.D. (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on September 14, 2018).

10.9+
Employment Letter of Agreement, dated December 28, 2022, by and between the Registrant and Zachary Roberts, M.D., Ph.D. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693), filed with the SEC on February 28, 2023).

10.10+
Employment Letter of Agreement, dated August 11, 2023, by and between the Registrant and Earl Douglas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on November 2, 2023).

10.11+
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

10.13*‡
Exclusive License and Collaboration Agreement, dated October 30, 2015, by and between the Registrant (assignee of Pfizer Inc.) and Les Laboratoires Servier and Institut de Recherches Internationales Servier.

10.14*
Amendment and Settlement Agreement, dated May 10, 2024, by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier and Allogene Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on August 7, 2024).

10.15*
Asset Contribution Agreement, dated April 2, 2018, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on November 2, 2023).

10.16*
Amended and Restated Collaboration and License Agreement, dated January 17, 2024, by and between the Registrant and Notch Therapeutics Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693), filed with the SEC on March 14, 2024).

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

10.24*‡
Exclusive License Agreement, dated December 14, 2020, by and between the Registrant and Allogene Overland Biopharm (CY) Limited (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693) for the year ended December 31, 2020, filed with the SEC on February 25, 2021).

10.25*‡
First Amendment to the License Agreement, dated May 24, 2024, by and between Allogene Therapeutics Inc. and Allogene Overland BioPharm (PRC) Co., Limited (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on August 7, 2024).

10.26*‡
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

10.28*‡
Amended and Restated Shareholders' Agreement, dated May 24, 2024, by and among Allogene Overland Biopharm (CY) Limited, Allogene Therapeutics Inc. and HH BioPharma Holdings Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on August 7, 2024).

10.29*‡
Share Exchange Agreement, dated May 24, 2024, by and among Allogene Overland Biopharm (CY) Limited, Overland Pharmaceuticals (CY) Inc. and Allogene Therapeutics Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on August 7, 2024).

19.1	Allogene Therapeutics, Inc. Insider Trading Policy
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Allogene Therapeutics, Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693), filed with the SEC on March 14, 2024).

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California, on March 13, 2025.

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

Signature	Title	Date

/s/ David Chang, M.D., Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	March 13, 2025
David Chang, M.D., Ph.D.	(Principal Executive Officer)

/s/ Geoffrey Parker	Chief Financial Officer	March 13, 2025
Geoffrey Parker	(Principal Financial Officer)

/s/ Annie Yoshiyama	Senior Vice President and Corporate Controller	March 13, 2025
Annie Yoshiyama	(Principal Accounting Officer)

/s/ Arie Belldegrun, M.D.	Executive Chair of the Board of Directors	March 13, 2025
Arie Belldegrun, M.D.

/s/ Elizabeth Barrett	Member of the Board of Directors	March 13, 2025
Elizabeth Barrett

/s/ John DeYoung	Member of the Board of Directors	March 13, 2025
John DeYoung

/s/ Franz Humer, Ph.D.	Member of the Board of Directors	March 13, 2025
Franz Humer, Ph.D.

/s/ Joshua Kazam	Member of the Board of Directors	March 13, 2025
Joshua Kazam

/s/ Stephen Mayo, Ph.D.	Member of the Board of Directors	March 13, 2025
Stephen Mayo, Ph.D.

/s/ Deborah Messemer	Member of the Board of Directors	March 13, 2025
Deborah Messemer

/s/ Vicki Sato, Ph.D.	Member of the Board of Directors	March 13, 2025
Vicki Sato, Ph.D.

/s/ Todd Sisitsky	Member of the Board of Directors	March 13, 2025
Todd Sisitsky

/s/ Owen Witte, M.D.	Member of the Board of Directors	March 13, 2025
Owen Witte, M.D.