Form 10-Q
period 2025-03-31
Allogene Therapeutics, Inc.
filed 2025-05-13
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 9, 2025, the registrant had 218,730,809 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$42,455	$75,218
Short-term investments	237,588	217,258
Prepaid expenses and other current assets	11,533	10,910
Total current assets	291,576	303,386
Long-term investments	55,506	80,673
Operating lease right-of-use asset	44,075	45,205
Property and equipment, net	82,992	86,056
Deposit placed in escrow	21,641	20,773
Restricted cash	10,292	10,292
Other long-term assets	1,900	2,325
Total assets	$507,982	$548,710
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,058	$5,394
Accrued and other current liabilities	24,964	30,129
Total current liabilities	30,022	35,523
Lease liability, noncurrent	81,292	83,247
Other long-term liabilities	11,275	7,761
Total liabilities	122,589	126,531
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares were issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 218,598,262 and 212,210,597 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	219	212
Additional paid-in capital	2,264,687	2,241,879
Accumulated deficit	(1,879,556)	(1,819,823)
Accumulated other comprehensive income (loss)	43	(89)
Total stockholders’ equity	385,393	422,179
Total liabilities and stockholders’ equity	$507,982	$548,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue - related party	$—	$22
Operating expenses:
Research and development	50,200	52,259
General and administrative	14,991	17,267
Total operating expenses	65,191	69,526
Loss from operations	(65,191)	(69,504)
Other income (expense), net:
Interest and other income, net	5,516	5,433
Interest expense	(150)	—
Other income (expenses), net	92	(929)
Total other income (expense), net	5,458	4,504
Net loss	(59,733)	(65,000)
Other comprehensive loss:
Net unrealized gain on available-for-sale investments	132	28
Net comprehensive loss	$(59,601)	$(64,972)
Net loss per share, basic and diluted	$(0.28)	$(0.38)
Weighted-average number of shares used in computing net loss per share, basic and diluted	215,358,619	169,128,362
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2024	212,210,597	$212	$2,241,879	$(1,819,823)	$(89)	$422,179
Issuance of common stock upon exercise of stock options and vesting of RSUs	2,158,522	2	(2)	—	—	—
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.2 million	3,842,282	4	9,998	—	—	10,002
Stock-based compensation	—	—	12,175	—	—	12,175
Employee stock purchase plan	386,861	1	637	—	—	638
Net loss	—	—	—	(59,733)	—	(59,733)
Net unrealized gain on available-for-sale investments	—	—	—	—	132	132
Balance - March 31, 2025	218,598,262	$219	$2,264,687	$(1,879,556)	$43	$385,393

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2023	168,642,238	$169	$2,075,252	$(1,562,233)	$(955)	$512,233
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,551,729	1	793	—	—	794
Vesting of early exercised common stock	—	—	532	—	—	532
Stock-based compensation	—	—	11,924	—	—	11,924
Employee stock purchase plan	259,000	—	856	—	—	856
Net loss	—	—	—	(65,000)	—	(65,000)
Net unrealized gain on available-for-sale investments	—	—	—	—	28	28
Balance - March 31, 2024	170,452,967	$170	$2,089,357	$(1,627,233)	$(927)	$461,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(59,733)	$(65,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,175	11,924
Depreciation and amortization	3,099	3,555
Net amortization/accretion on investment securities	(1,306)	(2,797)
Non-cash rent expense	1,130	1,154
Non-cash collaboration revenue - related party	—	(14)
Share of loss from equity method investments	—	929
Changes in operating assets and liabilities:
Deposit placed in escrow	(868)	—
Prepaid expenses and other current assets	(623)	(86)
Other long-term assets	425	1,445
Accounts payable	(336)	(118)
Accrued and other current liabilities	(5,223)	(5,690)
Operating lease liabilities	(1,833)	(1,209)
Other long-term liabilities	164	8
Net cash used in operating activities	(52,929)	(55,899)
Cash flows from investing activities:
Purchases of property and equipment	(99)	(8)
Proceeds from maturities of investments	56,500	103,272
Purchase of investments	(50,225)	(81,131)
Net cash provided by investing activities	6,176	22,133
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	10,002	—
Proceeds from CIRM award	3,350	—
Proceeds from issuance of common stock upon exercise of stock options	—	794
Proceeds from issuance of common stock under the employee stock purchase plan	638	856
Net cash provided by financing activities	13,990	1,650
Net change in cash and cash equivalents and restricted cash	(32,763)	(32,116)
Cash and cash equivalents and restricted cash — beginning of period	85,510	93,447
Cash and cash equivalents and restricted cash — end of period	$52,747	$61,331
Non-cash operating activities:
Right-of-use asset obtained in exchange for lease liability	$—	$2,409
Non-cash deferred revenue and other long-term liabilities	$3,079	$3,079
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(3,227)	$(3,068)
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
Public Offerings

In November 2019, the Company entered into a sales agreement with TD Securities (U.S.A.) LLC (f/k/a Cowen and Company, LLC) (TD Cowen), as amended on November 2, 2022 and November 2, 2023, under which the Company may from time to time issue and sell shares of its common stock through TD Cowen in at-the-market (ATM) offerings. The aggregate compensation payable to TD Cowen as the Company’s sales agent equals up to 3.0% of the gross sales price of the shares sold through TD Cowen pursuant to the sales agreement. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement. During the three months ended March 31, 2025, the Company sold an aggregate of 3,842,282 shares of common stock in ATM offerings resulting in net proceeds of $10.0 million.
Registered Offering

On May 13, 2024, the Company entered into (i) an underwriting agreement (Underwriting Agreement) with Goldman Sachs & Co. LLC (Underwriter) and (ii) a Securities Purchase Agreement (Securities Purchase Agreement) with certain members of the Company’s Board of Directors and executive officers or their respective affiliates (Purchasers), pursuant to which the Company sold and issued to the Underwriter and the Purchasers an aggregate of 37,931,035 shares of common stock of the Company at a purchase price of $2.90 per share, in a registered offering transaction (Registered Offering) for aggregate gross proceeds of $110.0 million, before deducting the underwriting discount and commissions and offering expenses paid by the Company. The Registered Offering closed on May 16, 2024. The aggregate fee paid by the Company to the Underwriter was $4.7 million, plus the reimbursement of certain expenses. The Purchasers purchased an aggregate of 1,034,484 shares of common stock of the Company in the Registered Offering.
Need for Additional Capital

The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates.

The Company had cash, cash equivalents and investments of $335.5 million as of March 31, 2025. Since inception through March 31, 2025, the Company has incurred cumulative net losses of $1,879.6 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
The Company intends to raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company expects that its cash, cash equivalents and investments will be sufficient to fund its operations for at least the next 12 months from the date the accompanying unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (SEC).
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
The condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity as of March 31, 2025 and 2024, the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements issued or effective that are expected to have a material impact on the Company’s condensed consolidated financial statements.
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
There were no Level 3 assets or liabilities as of March 31, 2025 and as of December 31, 2024.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2025 and as of December 31, 2024 are presented in the following tables:

	March 31, 2025
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$38,135	$—	$—	$38,135
Commercial paper	—	69,957	—	69,957
Corporate bonds	—	81,812	—	81,812
U.S. treasury securities	85,844	—	—	85,844
U.S. agency securities	—	45,763	—	45,763
Asset-backed securities	—	9,718	—	9,718
Total financial assets	$123,979	$207,250	$—	$331,229

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$65,780	$—	$—	$65,780
Commercial paper	—	66,255	—	66,255
Corporate bonds	—	82,725	—	82,725
U.S. treasury securities	85,728	—	—	85,728
U.S. agency securities	—	58,514	—	58,514
Asset-backed securities	—	9,700	—	9,700
Total financial assets	$151,508	$217,194	$—	$368,702
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.
4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of March 31, 2025 and as of December 31, 2024 are presented in the following tables:

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$38,135	$—	$—	$38,135
Commercial paper	69,998	4	(45)	69,957
Corporate bonds	81,777	43	(8)	81,812
U.S. treasury securities	85,797	85	(38)	85,844
U.S. agency securities	45,759	9	(5)	45,763
Asset-backed securities	9,720	—	(2)	9,718
Total cash equivalents and investments	$331,186	$141	$(98)	$331,229

Classified as:
Cash equivalents				$38,135
Short-term investments				237,588
Long-term investments				55,506
Total cash equivalents and investments				$331,229

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$65,780	$—	$—	$65,780
Commercial paper	66,269	19	(34)	66,254
Corporate bonds	82,716	53	(45)	82,724
U.S. treasury securities	85,765	54	(91)	85,728
U.S. agency securities	58,566	20	(70)	58,516
Asset-backed securities	9,695	5	—	9,700
Total cash equivalents and investments	$368,791	$151	$(240)	$368,702

Classified as:
Cash equivalents				$70,771
Short-term investments				217,258
Long-term investments				80,673
Total cash equivalents and investments				$368,702
As of March 31, 2025, the remaining contractual maturities of available-for-sale securities were less than 3 years. There were no significant realized losses on available-for-sale securities for the three months ended March 31, 2025 and 2024. As of March 31, 2025, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of March 31, 2025 and December 31, 2024, no securities were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivable on available-for-sale securities. As of March 31, 2025 and December 31, 2024, the Company recognized $2.3 million and $1.9 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed consolidated balance sheets.

5.         Balance Sheet Components
Property and Equipment, Net
Property and Equipment consist of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Leasehold improvements	$108,135	$108,127
Laboratory equipment	31,622	31,595
Computer equipment and purchased software	4,658	4,658
Furniture and fixtures	4,214	4,214
Total	148,629	148,594
Less: accumulated depreciation	(65,637)	(62,538)
Total property and equipment, net	$82,992	$86,056
Accrued and Other Current Liabilities
California Institute for Regenerative Medicine (CIRM) Award
On April 26, 2024, the Company was awarded up to $15.0 million from CIRM to support the clinical development of ALLO-316, an AlloCAR TTM investigational product targeting CD70 in development for the treatment of advanced or metastatic renal cell carcinoma (RCC). Upon treatment of 20 patients, the Company met the primary study objectives of the ALLO-316 Phase 1b study plan supported by CIRM and was able to successfully complete the study plan on time and under budget without further enrollment. As a result, the Company updated the study plan and requested a reduction in its co-funding responsibility and adjustments to the remaining milestone payments to align with the updated research plan. On April 28, 2025, the terms of the award were amended and the total award amount was adjusted to up to $9.2 million.
Pursuant to terms of the award, the disbursements are tied to the achievement of specified operational milestones. In addition, the terms of the award and amended award include a co-funding requirement pursuant to which the Company is required to spend up to approximately $15.7 million of its own capital to fund the CIRM funded research project. The award was made in accordance with the CIRM Grants Administration Policy for Clinical Stage Projects which may require the award to be repaid by the Company. Under the terms of the CIRM award, the Company is obligated to pay royalties based on a low single digit royalty percentage on net sales of CIRM-funded product candidate. The maximum royalty that the Company may be required to pay to CIRM is equal to nine times the total amount awarded and paid to the Company.
After completing the CIRM funded research project and at any time after the award period end date (but no later than the ten-year anniversary of the date of the award), the Company has the right, upon its election, to convert the award into a loan. The terms of conversion into a loan will be determined based on various factors and could result in 80% to 100% plus interest at 10% per annum plus the Secured Overnight Financing Rate of the total award dependent upon the phase of clinical development of the product candidate at the time of the Company’s election to be repaid to CIRM.
No income associated with the CIRM award will be recognized until it is confirmed with CIRM that the award does not require repayment. Upon cash receipt, the CIRM award and accrued interest will be recognized as other long-term liabilities on the condensed consolidated balance sheets. The Company will not recognize a receivable of future awards until it is approved by CIRM.
The Company received $5.6 million from CIRM through March 31, 2025 and accounted for the proceeds as a liability within other long-term liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2025, the Company recorded interest expense of $0.2 million. As of March 31, 2025, $0.3 million of accrued interest was included in other long-term liabilities.
6.         License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets and assumed certain liabilities from Pfizer, including agreements with Cellectis S.A. (Cellectis) and Servier as described below, and other intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make payments upon the achievement of certain sales and regulatory milestones and pay royalties on certain net sales pursuant to the Pfizer Agreement as further described in Note 6 to our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 13, 2025 (Annual Report). For the three months ended March 31, 2025 and 2024, no milestones were achieved and no royalty payments were made.
Research Collaboration and License Agreement with Cellectis
As part of the Pfizer Agreement, Pfizer assigned to the Company a Research Collaboration and License Agreement (the Original Cellectis Agreement) with Cellectis S.A. (Cellectis). On March 8, 2019, the Company entered into a License Agreement (the Cellectis Agreement) with Cellectis and terminated the Original Cellectis Agreement.
Pursuant to the Cellectis Agreement, Cellectis granted to the Company an exclusive, worldwide, royalty-bearing license, on a target-by-target basis, with sublicensing rights under certain conditions, under certain of Cellectis’s intellectual property, including its TALEN and electroporation technology, to make, use, sell, import, and otherwise exploit and commercialize CAR T products directed at certain targets, including B-cell maturation antigen (BCMA), CD70, Claudin 18.2, DLL3 and FLT3 (the Allogene Targets), for human oncologic therapeutic, diagnostic, prophylactic and prognostic purposes. The Company is required to make payments upon the achievement of certain development and sales milestones and pay royalties on certain net sales pursuant to the Cellectis Agreement as further described in Note 6 to our Annual Report.
For the three months ended March 31, 2025 and 2024, no milestones were achieved.
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
On May 10, 2024, the Company and Servier entered into an Amendment and Settlement Agreement (the Servier Amendment) which restructured the parties’ relationship under the Original Servier Agreement (as amended, the Servier Agreement). The Company’s licensed territory was expanded to include the European Union and the United Kingdom. The Company was also granted an option to further extend its licensed territory to include China and Japan upon the objective showing of sufficient resources to develop licensed products in those countries, which could be met through the Company entering into a strategic partnership covering those countries. Additionally, the Company agreed to waive certain of its rights under the Original Servier Agreement to elect a conversion of its license to the products directed against CD19, including UCART19, ALLO-501 and cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) (collectively, CD19 Products) to a worldwide license. Under the Servier Agreement, the Company is required to use commercially reasonable efforts to develop, manufacture and commercialize a CD19 Product.
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
The Company transferred €20.0 million into an escrow account in connection with a potential future milestone payment, which is included in the remaining €60.0 million in milestone payments referenced above for the initial indication for cema-cel. Such milestone payment will be triggered, if at all, upon the occurrence of one of these events: (1) the Company doses the first subject in its first phase 3 clinical study for a CD19 CAR T product that is a licensed product under the Servier Agreement, (2) the Company submits a phase 2 clinical study for a licensed product to the U.S. Food and Drug Administration or the European Medicines Agency, and such phase 2 clinical study is accepted for regulatory approval as a pivotal study, or (3) a final and definitive decision of a tribunal or court finding that under the Servier-Cellectis Agreement the milestone has occurred and the €20.0 million payment is due to Cellectis. As of March 31, 2025, the Company recorded €20.0 million as deposit placed in escrow in the condensed consolidated balance sheets.
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
For the three months ended March 31, 2025 and 2024, no milestones were achieved.
Research Collaboration and License Agreement with Notch Therapeutics
On November 1, 2019, the Company entered into a Collaboration and License Agreement (the Notch Agreement) with Notch Therapeutics Inc. (Notch), pursuant to which Notch granted to Allogene an exclusive, worldwide, royalty-bearing, sublicensable license under certain of Notch’s intellectual property to develop, make, use, sell, import, and otherwise commercialize therapeutic gene-edited T cell and/or natural killer (NK) cell products from induced pluripotent stem cells directed at certain CAR targets for initial application in non-Hodgkin lymphoma, acute lymphoblastic leukemia and multiple myeloma. In addition, Notch has granted Allogene an option to add certain specified targets to its exclusive license in exchange for an agreed per-target option fee. Pursuant to the Notch Agreement, the Company made certain investments in Notch’s capital stock as further described in Note 6 to our Annual Report.
On January 25, 2024, the Company entered into an Amended and Restated Collaboration and License Agreement (the Amended Notch Agreement) with Notch. The Amended Notch Agreement amends and restates the Notch Agreement. Under the Amended Notch Agreement, the Company has relinquished its exclusive rights to all original CAR targets (the Released Targets) except for one CAR target, and has agreed to limit its option right to only one additional CAR target. On March 31, 2025, we entered into a Second Amendment to Amended and Restated Collaboration and License Agreement (Second Amended Notch Agreement) with Notch in connection with F. Hoffmann-La Roche AG’s (Roche) acquisition of Notch. Under the Second Amended Notch Agreement, the definitions of certain terms were clarified, certain time periods for completing the transfer of certain technology were extended, and the scope of Allogene’s exclusive rights were clarified. The Company is required to make payments upon the achievement of certain research, development, regulatory and commercial milestones and pay royalties on certain sales pursuant to the Notch Agreement as further described in Note 6 to our Annual Report.
For the three months ended March 31, 2025 and 2024, the Company recognized its share of Notch’s net loss of zero and $0.9 million, respectively, under the other income (expense), net caption within the condensed consolidated statements of operations. For the three months ended March 31, 2025 and 2024, no milestones were achieved.
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
Under the terms of the agreement, the Company has committed up to $15.0 million of funding for the duration of the agreement, of which $9.0 million remains. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance. The Company is committed to make further payments to MD Anderson each year upon the anniversary of the agreement effective date through the duration of the agreement term, however, if MD Anderson has sufficient funds to continue the agreed-upon research projects, the Company may defer the additional payment to a later date. These costs are expensed to research and development as MD Anderson renders the services under the strategic alliance.
For the three months ended March 31, 2025 and 2024, the Company recorded $0.4 million and less than $0.1 million, respectively, in collaboration costs as research and development expenses.
Investment in and License Agreement with Overland Therapeutics, Inc.
Allogene Overland Biopharm (CY) Limited (Allogene Overland), later renamed Overland Therapeutics Inc. (Overland Therapeutics), was initially established as a joint venture by the Company and Overland Pharmaceuticals (CY) Inc. (Overland) pursuant to a Share Purchase Agreement (Share Purchase Agreement), dated December 14, 2020. Concurrently, on December 14, 2020, the Company entered into a License Agreement (License Agreement) with Allogene Overland for the purpose of developing, manufacturing and commercializing certain allogeneic CAR T cell therapies for patients in greater China, Taiwan, South Korea and Singapore (the JV Territory). Pursuant to the Share Purchase Agreement, the Company and Overland acquired Seed Preferred Shares of Allogene Overland representing 49% and 51%, respectively, of Allogene Overland’s outstanding stock.

On May 24, 2024, the Company, Overland, and Allogene Overland entered into a Share Exchange Agreement (Share Exchange Agreement) pursuant to which Overland’s cell therapy business merged into Allogene Overland (the Organizational Restructuring).

Under the Share Exchange Agreement, Allogene Overland acquired from Overland a 100% equity interest in Overland Pharmaceuticals (U.S.) Inc. (Overland U.S.). Overland U.S. includes certain research and development, clinical, and general and administrative staff, as well as select cell therapy assets, including its lead program, OL-101, an autologous GPRC5D-BCMA bispecific dual targeting CAR T for refractory multiple myeloma. Upon completion of the closing of the share exchange, Overland U.S. became a wholly owned subsidiary of Allogene Overland, Overland’s ownership increased to 82% and the Company’s ownership decreased to 18%. Under a separate agreement between Overland and HH BioPharma Holdings Ltd. (HBP) executed on May 24, 2024, Overland distributed all Series Seed Preferred Shares of Allogene Overland held by Overland to HBP and HBP has assumed all rights and obligations attached to such shares and all rights and obligations of Overland under the Share Exchange Agreement.

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

As part of the Organizational Restructuring, Allogene Overland was renamed Overland Therapeutics Inc. (Overland Therapeutics).
The Company determined that Overland Therapeutics is a variable interest entity as of March 31, 2025 and 2024. The Company does not have the power to direct the activities which most significantly affect Overland Therapeutics’ economic performance. Accordingly, the Company did not consolidate Overland Therapeutics because the Company determined that it was not the primary beneficiary. After the Organizational Restructuring, the Company has 20% voting rights of Overland Therapeutics’ board of directors. The Company concluded that it has significant influence over Overland Therapeutics and continued to account for its investment in Overland Therapeutics as an equity method investment. In connection with the Organizational Restructuring in May 2024, the Company recorded an increase in its equity method investment in Overland Therapeutics and corresponding gain of $1.1 million. The Company’s total equity investment in Overland Therapeutics was zero as of March 31, 2025 and 2024. For the three months ended March 31, 2025 and 2024, the Company recognized zero and less than $0.1 million of collaboration revenue, respectively. As of March 31, 2025, $4.6 million of deferred revenue was recorded in other long-term liabilities.
Collaboration and License Agreement with Antion
On January 5, 2022, the Company entered into an exclusive collaboration and global license agreement (Antion Collaboration and License Agreement) with Antion Biosciences SA (Antion) for Antion’s miRNA technology (miCAR), to advance multiplex gene silencing as an additional tool to develop next generation allogeneic CAR T products.
In July 2023, the Company and Antion entered into an amendment to the Antion Collaboration and License Agreement. Under the terms of this amendment, Antion’s exclusivity obligation relating to the collaboration was terminated; however, Antion agreed to certain restrictions on its ability to pursue products directed against specific targets. Also, in lieu of the Company’s prior obligation to make a $3.0 million investment in Antion following the completion of certain milestones, the Company agreed to make a $2.0 million investment in Antion’s preferred stock and acquired warrants to purchase an additional $3.0 million of Antion’s preferred stock. The Company is required to make payments upon the achievement of certain development and regulatory milestones and pay royalties on certain sales pursuant to the Antion Collaboration and License Agreement as further described in Note 6 to our Annual Report.
As of March 31, 2025 and December 31, 2024, the Company’s total equity investment in Antion was zero.
Strategic Collaboration Agreement with Foresight Diagnostics

On January 3, 2024, the Company entered into a Strategic Collaboration Agreement with Foresight Diagnostics, Inc. (Foresight Diagnostics) (the Foresight Agreement). Pursuant to the Foresight Agreement, the parties have agreed to collaborate on a non-exclusive basis in the development of Foresight Diagnostics’ minimal residual disease (MRD) assay based on their PhasED-Seq Circulating Tumor DNA Platform as an in vitro diagnostic to identify the MRD+ patient population to be enrolled in the Company’s planned ALPHA3 trial of cema-cel, for treatment of large B cell lymphoma. Under the Foresight Agreement, the Company has agreed to use its commercially reasonable efforts to obtain regulatory approval of cema-cel, and Foresight Diagnostics has agreed to use its commercially reasonable efforts to obtain regulatory approval of its MRD assay for use as an in vitro diagnostic with cema-cel. Under the Foresight Agreement, the Company has agreed to fund approximately $26.2 million in MRD assay development costs, milestone payments for regulatory submissions and assay utilization to process clinical samples.

On February 19, 2025, the Company entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics which expands its collaboration to include the development of Foresight Diagnostics’ MRD assay for use with cema-cel as part of a possible EU and/or UK clinical development program, and as part of an expansion of ALPHA3 to Canadian and Australian clinical trial sites in support of the U.S. clinical development program. In total, the Company agreed to fund approximately $37.3 million in MRD assay development costs, milestone payments for U.S., and certain international regulatory submissions and assay utilization costs to process clinical samples, all in addition to the financial commitments under the Foresight Agreement.
For the three months ended March 31, 2025 and 2024, the Company recorded $1.3 million and $0.5 million, respectively, in clinical trials start readiness milestones as research and development expenses. As of March 31, 2025 and December 31, 2024, $0.4 million and zero in research and development expenses, respectively, were recorded in accrued and other liabilities.
7.         Commitments and Contingencies
Leases
In August 2018, the Company entered into an operating lease agreement (HQ Lease) for office and laboratory space which consists of approximately 68,000 square feet located in South San Francisco, California. In December 2021, the Company amended its lease agreement to lease an additional 47,566 square feet of office and laboratory space in South San Francisco, California, as part of the same building as the Company’s current headquarters. The lease term commenced in April

2022. The rent payments for the expansion premises began in August 2022. The lease term for both the existing and expansion premises will expire on March 31, 2032 with an option to extend the term for eight years which is not reasonably assured of exercise.
In October 2018, the Company entered into an operating lease agreement for office and laboratory space which consists of 14,943 square feet located in South San Francisco, California. The lease term will expire March 31, 2032 with an option to extend the term for eight years which is not reasonably assured of exercise.
In February 2019, the Company entered into a lease agreement for approximately 118,000 square feet of space to develop a cell therapy manufacturing facility in Newark, California. The lease term will expire on July 31, 2036 with two ten-year options to extend the lease, both of which are not reasonably assured of exercise.
In February 2023, the Company entered into a sublease with Bellco Capital Advisors Inc. (Bellco) for 2,218 square feet of office space in Los Angeles, California. The sublease term is 115 months, subject to certain early termination rights. The sublease commenced on January 1, 2024.
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of March 31, 2025 and December 31, 2024.
The balance sheet classification of the Company’s lease liabilities were as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating lease liabilities
Current portion included in accrued and other current liabilities	$7,631	$7,509
Long-term portion of lease liabilities	81,292	83,247
Total operating lease liabilities	$88,923	$90,756
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$2,525	$3,020
Variable lease cost	556	867
Total lease costs	$3,081	$3,887
The undiscounted future non-cancellable lease payments under the Company’s operating leases as of March 31, 2025 were as follows:

Year ending December 31:	(In thousands)
2025 (remaining 9 months)	$9,693
2026	13,164
2027	13,613
2028	14,079
2029	15,480
2030 and thereafter	49,910
Total undiscounted lease payments	115,939
Less: Present value adjustment	(27,016)
Total	$88,923

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.26%. As of March 31, 2025, the weighted average remaining lease term for the Company’s operating leases is 7.88 years.
In December 2024 and January 2025, the Company entered into non-cancelable agreements under which it subleased approximately 46,011 square feet of its HQ Lease to two unaffiliated companies. During the three months ended March 31, 2025, the Company recognized $0.4 million in sublease income under the interest and other income, net caption within the condensed consolidated statements of operations.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company’s cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of March 31, 2025.
8.         Stock-Based Compensation
As of March 31, 2025, there were 5,197,910 shares reserved by the Company under the 2018 Equity Incentive Plan (the 2018 Plan) for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2024	24,184,884	$8.14	7.53	$1
Options granted	7,992,474	1.94	9.61
Options forfeited	(644,558)	4.70
Balance, March 31, 2025	31,532,800	$6.64	7.69	$—
Exercisable, March 31, 2025	19,294,982	$9.05	6.72	$—
Vested and expected to vest, March 31, 2025	31,532,800	$6.64	7.69	$—
Restricted Stock Unit Activity

The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested December 31, 2024	13,343,793	$4.87	1.58	$28,422
Granted	7,672,167	1.94	4.51
Vested	(2,167,750)	6.50
Forfeited	(768,788)	4.30
Unvested March 31, 2025	18,079,422	$3.46	2.86	$26,396
Vested and expected to vest, March 31, 2025	18,079,422	$3.46	2.86	$26,396
As of March 31, 2025, the Company had 4,710,441 outstanding performance-based restricted stock units, including 2,301,528 performance-based restricted stock units granted in the quarter ended March 31, 2025. These awards are subject to the holders’ continuous service to the Company through each applicable vesting event. Through March 31, 2025, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the quarters ended March 31, 2025 and 2024.
As of March 31, 2025, the Company had 1,814,134 outstanding restricted stock units with a market condition to certain executive officers and other employees pursuant to the 2018 Plan. The Company recognized less than $0.1 million and $0.7 million in stock-based compensation expense related to the restricted stock units with a market condition for the three months ended March 31, 2025 and 2024, respectively.
Stock-based compensation expense
For the three months ended March 31, 2025 and 2024, the following table presents stock-based compensation expense related to stock options, restricted stock units and employee stock purchase plans that was recorded as research and development and general and administrative expense in its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Research and development	$5,040	$3,827
General and administrative	7,135	8,097
Total stock-based compensation	$12,175	$11,924

9.         Related Party Transactions
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
Sublease Agreement

In December 2018, the Company entered into a sublease with Bellco Capital LLC (Bellco) for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco assumed all rights, title, interests and obligations under the sublease from Bellco. In November 2021, the sublease was extended to June 30, 2025. The sublease was amended, effective in July 2022, to move to a nearby location, with office space of 737 square feet. In 2023, the Company exercised its early termination right under the sublease agreement and the sublease was terminated effective December 31, 2023.
In February 2023, the Company entered into a new sublease agreement with Bellco for 2,218 square feet of office space in Los Angeles, California. The Company’s executive chairman, Arie Belldegrun, M.D., is a trustee of the Belldegrun Family Trust, which controls Bellco. The sublease term is 115 months, subject to certain early termination rights. The sublease commenced on January 1, 2024. The total right of use asset and associated lease liability recorded related to this related party lease were $2.2 million and $2.4 million, respectively, as of March 31, 2025. The Company paid approximately $0.2 million towards its share of the security deposit. For each of the three months ended March 31, 2025 and 2024, the Company recorded $0.1 million of rent expense related to this lease.
Consulting Agreements
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun, the Company’s executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus, and out-of-pocket expenses incurred under this consulting agreement were $0.2 million for each of the three months ended March 31, 2025 and 2024.
10.         Income Taxes
The Company has a history of losses and expects to record a loss in 2025. The Company continues to maintain a full valuation allowance against its net deferred tax assets.
11.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	March 31,
	2025	2024
Stock options to purchase common stock	31,532,800	24,025,416
Restricted stock units subject to vesting	18,079,422	13,609,391
Expected shares to be purchased under Employee Stock Purchase Plan	1,809,262	1,077,525
Total	51,421,484	38,712,332
12.    Segment Reporting
The Company has one reportable segment related to developing and commercializing genetically engineered allogeneic T cell product candidates for the treatment of cancer and autoimmune diseases. The segment derives its current revenues from research and development collaborations.

The CEO, as the CODM, manages and allocates resources for the Company’s operations at a consolidated company basis by assessing how to best deploy available resources across functions and research and development projects. The CEO uses consolidated, single-segment financial information for purposes of evaluating performance, planning and forecasting future period financial results, and allocating resources.

The table below is the summary of the segment profit or loss information, including the significant segment expenses (in thousands):

	Years Ended March 31,
	2025	2024
Collaboration revenue - related party	$—	$22
Significant operating expenses:
Cema-cel	6,222	12,414
All other development costs	10,390	5,523
Payroll	19,601	22,078
Facilities & IT-related spend	7,319	8,034
Supporting external spend	5,846	5,420
Other operating expenses	15,813	16,057
Total operating expenses	65,191	69,526
Other income (expense), net	5,458	4,504
Net loss	(59,733)	(65,000)

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

13.         Subsequent Events

On May 12, 2025, the Company’s Board of Directors approved an approximately 28% reduction in the Company’s employee workforce in connection with a reduction in manufacturing operations and a reprioritization of resources to focus on the Company’s clinical programs.

We estimate that we will incur approximately $3.3 million in cash-based expenses related to employee severance payments, benefits and related costs in connection with the workforce reduction. We anticipate that the majority of the workforce reduction charges will be incurred in the second quarter of 2025 and that the reduction in workforce will be substantially completed by the end of the second quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report), which was filed with the Securities and Exchange Commission (SEC) on March 13, 2025. Unless the context requires otherwise, references in this Quarterly Report to the “Company”, “Allogene,” “we,” “us” and “our” refer to Allogene Therapeutics, Inc., and references to “Servier” collectively refer to Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS.
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
We have a deep pipeline of allogeneic chimeric antigen receptor (CAR) T cell product candidates targeting multiple promising antigens in a host of hematological malignancies, solid tumors and autoimmune diseases. Last year we announced our 2024 Platform Vision under which we are now focusing on three core programs: ALPHA3, RESOLUTION and TRAVERSE clinical trials.
In June 2024, we initiated a pivotal Phase 2 clinical trial (ALPHA3) evaluating cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) as part of a first-line (1L) consolidation treatment for patients newly diagnosed with LBCL who, despite initial treatment success, remain at high risk for relapse. A trial-in-progress poster highlighting ALPHA3 will be presented at the 2025 Annual Meeting of the American Society of Clinical Oncology (ASCO, June 1, 2025). We now have nearly 50 activated trial sites.
The ALPHA3 trial design builds on Phase 1 results from our ALPHA2 study and leverages an investigational diagnostic developed by Foresight Diagnostics, Inc. This diagnostic test aims to identify patients who, although in remission according to standard assessments, remain at risk due to minimal residual disease (MRD) following first-line chemoimmunotherapy. Approximately 240 MRD-positive patients achieving either complete response, or a near-complete partial response for which the current standard of care would be observation, to initial therapy will be randomized to receive cema-cel following one of two different lymphodepletion regimens (standard fludarabine and cyclophosphamide (FC) or standard fludarabine and cyclophosphamide plus ALLO-647 (FCA)) or standard-of-care observation. The trial's primary endpoint is event-free survival (EFS). To date, over 250 patients have consented for MRD screening, nearly half in the last three months, with many awaiting completion of 1L treatment.
Following a planned interim analysis designed to test futility and identify the optimal lymphodepletion regimen, one regimen will be discontinued. While we believe that early learnings and growing operational momentum have positioned us to accelerate enrollment, our initial trial milestone of futility analysis and lymphodepletion regimen selection is now anticipated to occur in the first half of 2026. At this futility analysis, we forecast at least 12 patients in each arm of the trial will have been enrolled and followed for MRD measurement. This adjustment in timing reflects challenges associated with the unforeseen delays due to site resource issues and the adoption of new trial workflows related to identifying and enrolling patients who were expected to complete the initial therapy for LBCL at the completion of R-CHOP or equivalent therapy. In addition, based on interest from potential international trial sites, to facilitate the pace of enrollment and support a U.S. BLA, we plan to expand the trial to international sites including Canada where we anticipate activation in the second quarter of 2025.
As we seek to better understand the effectiveness of our updated enrollment strategies, we are currently not providing guidance regarding the timing of additional milestones beyond the lymphodepletion regimen selection and futility analysis, but will do so following such milestone.
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
As of the October 14, 2024, data cutoff, 39 patients had been enrolled in the ongoing Phase 1 trial, of which 26 were confirmed to have CD70 positive RCC and were evaluable for efficacy outcomes. The median time from enrollment to the start of therapy was five days. Data from dose escalation cohorts and ongoing Phase 1b expansion cohort are included in the presentations. The Phase 1b expansion cohort is evaluating safety and efficacy of ALLO-316 at DL2 (80M CAR T cells) following a standard FC500 (fludarabine (30 mg/m2/day) and cyclophosphamide (500 mg/m2/d) for three days) lymphodepletion regimen. The Phase 1b expansion cohort has now completed enrollment with 20 patients enrolled. Updated data from the Phase 1b expansion cohort will be presented in an oral presentation at the ASCO 2025 Annual Meeting on June 1, 2025.
We are developing ALLO-329, a next-generation allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases (AID). Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in AID. In January 2025, we announced that the FDA has cleared our investigational new drug (IND) application for a Phase 1 rheumatology basket study of ALLO-329 (RESOLUTION trial). Our RESOLUTION trial will evaluate the safety and efficacy of ALLO-329 across multiple autoimmune diseases, including systemic lupus erythematosus (SLE) (including lupus nephritis), idiopathic inflammatory myopathies (IIM), and systemic sclerosis (SSc). We expect to initiate the Phase 1 trial with ALLO-329 in mid-2025 and anticipate having proof-of-concept by the first half of 2026 to enable inclusion of both biomarker and clinical data. On April 27, 2025, we announced that ALLO-329 had received three Fast Track Designations (FTD) from the U.S. Food and Drug Administration (FDA) for the treatment of adult patients with SLE, IIM, and SSC.
We are developing an anti-CD52 monoclonal antibody, ALLO-647, which is a proprietary component of our oncology lymphodepletion regimen. ALLO-647 may be able to reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which our engineered allogeneic T cells can actively target and destroy cancer cells. During Part A of our pivotal ALPHA3 trial, we will be assessing ALLO-647’s contribution to the overall benefit to risk ratio of the lymphodepletion regimen for cema-cel. Patients will be randomized to receive cema-cel and a lymphodepletion regimen with fludarabine and cyclophosphamide either with or without ALLO-647. As described above, one of these lymphodepletion arms will be discontinued following a planned interim analysis designed to identify the most appropriate regimen for this patient population. The selection of the final regimen with which we will complete enrollment in the study (Part B) is now anticipated in the first half of 2026.
While we have additional programs in our pipeline, our clinical development priorities are focused on cema-cel (1L Consolidation), ALLO-316 and ALLO-329. The development of our other product candidates is currently focused on pre-clinical studies, including studies of BCMA and DLL3 CARs with and without our CD70 Dagger® protein technology, and various manufacturing improvements that may be applicable to such product candidates. We continue to explore opportunities to partner with collaborators on product candidates across our pipeline.
In May 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) under which we expanded the geographic territory for our CD19 license to include the European Union and the United Kingdom. The Servier

Amendment also grants us an option to further expand the licensed territory to include China and Japan upon the objective showing of sufficient resources to develop licensed products in those countries, which could be met through the Company entering into a strategic partnership covering those countries. In the coming months, we plan to seek scientific advice from European and UK regulatory authorities to assist us with finalizing our regulatory strategy for the EU and the UK. Additionally, in February 2025, we entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics which expands our collaboration to enable the development of Foresight Diagnostics’ MRD assay in the EU, UK, Canada and Australia in support of Allogene’s clinical development of cema-cel.
In May 2025, we initiated a workforce reduction of approximately 28% of our employees (the “Workforce Reduction”) in connection with a reduction in manufacturing operations and a reprioritization of resources to focus on our ongoing clinical programs. We believe we currently hold sufficient inventory of cema-cel, ALLO-329, and ALLO-316 to meet our near-term clinical needs, including completing our current ALPHA3, RESOLUTION and TRAVERSE trials. We estimate that we will incur approximately $3.3 million in cash-based expenses related to employee severance payments, benefits and related costs in connection with the Workforce Reduction. We expect that the majority of the Workforce Reduction charges will be incurred in the second quarter of 2025 and that the Workforce Reduction will be substantially completed by the end of the second quarter of 2025. We may also incur other charges, including cash expenditures, not currently contemplated due to events that may occur as a result of, or are associated with, the Workforce Reduction.
Since inception, we have had significant operating losses. Our net loss was $59.7 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $1.9 billion. As of March 31, 2025, we had $335.5 million in cash and cash equivalents and investments and we expect our cash runway to fund operations into the second half of 2027. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
Our License and Collaboration Agreements
Below is a summary of the key terms for certain of our licenses and collaboration agreements. For a more detailed description of these agreements, see Note 6 to our consolidated financial statements included in our Annual Report.
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
In May 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) with Servier under which we: (1) expanded our territory under the Original Servier Agreement to include the European Union and the United Kingdom, and provides for an option to further expand our territory to include China and Japan, (2) waived certain of our rights to elect to convert certain of our license rights to a worldwide license, (3) revised our future milestone payments to coincide with Servier’s milestone payments to Cellectis under the Servier-Cellectis Agreement, (4) agreed to pre-pay a future €20 million milestone payment into an escrow account, and (5) increased the United States tiered royalty rates to a range from the low tens to the mid teen percentages, and agreed to an ex-U.S. royalty rate of 10%. For more information, see “Risk Factors—Servier’s discontinuation of its involvement in the development of CD19 Products and Servier's disputes with Cellectis, or future disputes with us, may have adverse consequences.”
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
In January 2025, Notch announced that securing additional investment and/or additional partners to take their research forward remains challenging, and therefore they significantly reduced their workforce to preserve cash and provide the time to explore alternate paths forward. On March 31, 2025, we entered into a Second Amendment to Amended and Restated Collaboration and License Agreement (Second Amended Notch Agreement) with Notch in connection with F. Hoffmann-La Roche AG’s (Roche) acquisition of Notch. Under the Second Amended Notch Agreement, the definitions of certain terms were clarified, certain time periods for completing the transfer of certain technology were extended, and the scope of Allogene’s exclusive rights were clarified.

Strategic Alliance with The University of Texas MD Anderson Cancer Center
On October 6, 2020, we entered into a strategic five-year collaboration agreement with The University of Texas MD Anderson Cancer Center (MD Anderson) for the preclinical and clinical investigation of allogeneic CAR T cell product candidates.
License Agreement with Overland Therapeutics, Inc.
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
On February 19, 2025, we entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics which expands our collaboration to include the development of Foresight Diagnostics’ MRD assay for use with cema-cel as part of a possible EU and/or UK clinical development program, and as part of an expansion of ALPHA3 to Canadian and Australian clinical trial sites in support of our U.S. clinical development program. In total, we have agreed to fund approximately $37.3 million in MRD assay development costs, milestone payments for U.S., and certain international regulatory submissions and assay utilization costs to process clinical samples.
Components of Results of Operations
Revenues
As of March 31, 2025, our revenue has been exclusively generated from the License Agreement with Overland Therapeutics. See Note 6 to our consolidated financial statements appearing in our Annual Report for more information related to our recognition of revenue and the License Agreement.
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

Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three months ended March 31, 2025 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year to date relate to costs incurred for the development of our most advanced product candidates and include:
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
Other Income (Expenses), net
Other income (expenses), net, consist of non-operating income and expenses, including primarily our share of net losses for the period from, and impairment of, our equity method investments and impairment of our equity investments.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024

The following sets forth our results of operations for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Collaboration revenue - related party	$—	$22	$(22)	(100)%
Operating expenses:
Research and development	50,200	52,259	(2,059)	(4)%
General and administrative	14,991	17,267	(2,276)	(13)%
Total operating expenses	65,191	69,526	(4,335)	(6)%
Loss from operations	(65,191)	(69,504)	4,313	(6)%
Other income (expense), net:
Interest and other income, net	5,516	5,433	83	2%
Interest expense	(150)	—	(150)	(100)%
Other income (expenses), net	92	(929)	1,021	(110)%
Total other income (expense), net	5,458	4,504	954	21%
Net Loss	$(59,733)	$(65,000)	$5,267	(8)%
Collaboration revenue - related party
Revenue recognized for the three months ended March 31, 2024 was mainly due to participation in the joint steering committee performance obligation related to the License Agreement entered into with Overland Therapeutics on December 14, 2020.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
Personnel	$21,558	$22,752	$(1,194)
Development costs	17,006	16,705	301
Facilities and depreciation	9,660	10,502	(842)
Other	1,976	2,300	(324)
Total research and development expenses	$50,200	$52,259	$(2,059)
Our research and development expenses included $24.1 million of internal expenses and $26.1 million of external expenses for the three months ended March 31, 2025. Of the $26.1 million of external expenses for the three months ended March 31, 2025, $6.2 million was related to our cema-cel program. Our research and development expenses included $25.5 million of internal expenses and $26.8 million of external expenses for the three months ended March 31, 2024.
Research and development expenses were $50.2 million and $52.3 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $2.1 million was driven primarily by a decrease in personnel related costs of $1.2 million and facilities and depreciation costs of $0.8 million attributable to the completion of useful life for certain machinery and equipment.
General and Administrative Expenses
General and administrative expenses were $15.0 million and $17.3 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $2.3 million was primarily due to a decrease in personnel related costs of $1.4 million, including $1.0 million related to a decrease in stock-based compensation expense, and other expenses of $0.6 million, attributable to decreases in legal and consulting expenses.

Interest and Other Income, Net
Interest and other income, net was $5.5 million and $5.4 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $0.1 million was due to net gain of foreign exchange and additional sublease income, partially offset by a lower interest earned on our cash, cash equivalents and investments.
Interest Expense
Interest expense was related to the CIRM award proceeds received for the three months ended March 31, 2025. No such interest expense was recorded for the three months ended March 31, 2024.
Other Income (Expenses), Net
For the three months ended March 31, 2025 and 2024, we recorded other income of $0.1 million and other income (expenses), net of $0.9 million, respectively. The increase in other income (expenses), net, of $1.0 million was primarily due to a decrease in the share of net losses in our equity method investments.
Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2025, we had $335.5 million in cash, cash equivalents and investments. We believe that the aggregate of our current cash, cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Quarterly Report is filed with the SEC.

Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Overland Therapeutics, and our May 2024 registered offering. In May 2024, we completed an underwritten offering pursuant to which we issued and sold 37,931,035 shares of our common stock. We received net proceeds of $105.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In November 2019, we entered into a sales agreement with TD Securities (U.S.A.) LLC (f/k/a Cowen and Company, LLC) (TD Cowen), as amended on November 2, 2022 and November 2, 2023, under which we may from time to time issue and sell shares of our common stock through TD Cowen in ATM offerings. During the three months ended March 31, 2025, we sold an aggregate of 3,842,282 in ATM offerings resulting in net proceeds of $10.0 million. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(52,929)	$(55,899)
Investing activities	6,176	22,133
Financing activities	13,990	1,650
Net increase (decrease) in cash and cash equivalents and restricted cash	$(32,763)	$(32,116)
Operating Activities
During the three months ended March 31, 2025, cash used in operating activities of $52.9 million was attributable to a net loss of $59.7 million, a decrease of $8.3 million in our net operating assets and liabilities, partially offset by non-cash charges of $15.1 million. The non-cash charges consisted primarily of stock-based compensation expense of $12.2 million, depreciation of $3.1 million, and non-cash rent expense of $1.1 million, partially offset by net amortization and accretion on investment securities of $1.3 million. The change in operating assets and liabilities was primarily due to decrease in accrued and other current liabilities of $5.2 million, decrease in operating lease liabilities of $1.8 million, increase in deposit in escrow of

$0.9 million and increase in prepaid expense and other current assets of $0.6 million, partially offset by decrease in other long-term assets of $0.4 million.
During the three months ended March 31, 2024, cash used in operating activities of $55.9 million was attributable to a net loss of $65.0 million, a decrease of $5.7 million in our net operating assets and liabilities, partially offset by non-cash charges of $14.8 million. The non-cash charges consisted primarily of stock-based compensation expense of $11.9 million, depreciation of $3.6 million, non-cash rent expense of $1.2 million, and our share of equity investments’ net losses for the period of $0.9 million, partially offset by net amortization and accretion on investment securities of $2.8 million. The change in operating assets and liabilities was primarily due to a decrease in accrued and other current liabilities of $5.7 million and operating lease liabilities of $1.2 million, partially offset by a $1.4 million decrease in other long-term assets.
Investing Activities
During the three months ended March 31, 2025, net cash provided by investing activities of $6.2 million was related to cash provided by investment maturities of $56.5 million, partially offset by cash used in the purchase of investments of $50.2 million.
During the three months ended March 31, 2024, net cash provided by investing activities of $22.1 million was related to cash provided by investment maturities of $103.3 million, partially offset by cash used in the purchase of investments of $81.1 million.
Financing Activities
During the three months ended March 31, 2025, cash provided by financing activities of $14.0 million was related to cash provided by net proceeds from the issuance of common stock through ATM transactions of $10.0 million, proceeds from the CIRM award of $3.4 million and the sale of common stock through our employee stock purchase plan of $0.6 million.
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
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Foresight. Under these agreements we are required to make milestone payments upon successful completion of certain development, regulatory and/or sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and/or commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of March 31, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our consolidated financial statements included in our Annual Report.
Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in South San Francisco, California, as well as lease payments on our cell manufacturing facility in Newark, California. For additional information regarding our lease obligations, see Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
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

Interest Rate Risk
Our cash and cash equivalents and investments of $335.5 million as of March 31, 2025 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on March 31, 2025 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target basis to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of March 31, 2025, we had $21.6 million of deposit placed in escrow and less than $0.1 million current liabilities denominated in foreign currency.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Reduced manufacturing operations may limit our ability to timely support our development programs.
•We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

•Disruptions to the operations of the FDA, the SEC and other government agencies, including comparable foreign regulatory authorities, including those caused by funding shortages, in addition to substantial uncertainty regarding the current administration’s initiatives and staffing cuts and how these might impact the FDA, the SEC and other governmental agencies implementation of laws, regulations, policies and guidance, and its personnel, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

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

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described below when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report, which was filed with the SEC on March 13, 2025.
Risks Related to Our Financial Position and Capital Needs
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, securing related intellectual property rights, building our product manufacturing infrastructure, including a dedicated good manufacturing practices (GMP) manufacturing facility, manufacturing our clinical product candidates and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2024, we reported a net loss of $257.6 million. For the three months ended March 31, 2025, we reported a net loss of $59.7 million. As of March 31, 2025, we had an accumulated deficit of $1.9 billion.
We expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered allogeneic CAR T cell platform. Because our allogeneic CAR T cell product candidates are based on new technologies and will require the creation of inventory of mass-produced, off-the-shelf product, they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients with relapsed or refractory cancer and to treat potential side effects that may result from our product candidates can be significant.

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

As of March 31, 2025, we had $335.5 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

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

Our operations, and those of our CDMOs, contract research organizations (CROs), clinical trial sites and other contractors and consultants, could be subject to business disruptions, including those caused by earthquakes, power shortages, telecommunications failures, cybersecurity attacks, water shortages, floods, hurricanes, tsunamis, typhoons, fires, extreme weather conditions, medical epidemics or pandemics, wars and other geopolitical conflicts (such as Russia’s military action against Ukraine and the Israel–Hamas conflict), bank failures, adverse legislative actions and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Risks Related to Our Business and Industry

Our product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and the likelihood of obtaining regulatory approval.*

We have concentrated our research, development and manufacturing efforts on our engineered allogeneic CAR T cell therapy and our future success depends on the successful development of this therapeutic approach. We are in the early stages of developing our platform and we have experienced significant development challenges, such as with the prior clinical hold by the FDA, and there can be no assurance that any development problems we have now or experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience regulatory, operational, or technical challenges or delays when we seek to transition to commercial manufacturing, which may prevent us from commercializing our products, if approved, on a timely or profitable basis, if at all.

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

In our ALPHA3 trial, we are advancing cema-cel for the treatment of patients with LBCL who have completed standard first line therapy and have attained a remission, but who still test positive for minimal residual disease (MRD). As part of this trial, under Investigational Device Exemption (IDE), we are using an investigational assay developed by Foresight Diagnostics to determine if a patient is MRD positive. The MRD assay represents a novel approach to detecting the presence of minimal disease and the design of our trial is based on certain assumptions regarding the performance of the MRD assay, including assumptions regarding the anticipated MRD+ rate being consistent with published data. There is a risk that the assay may not function as intended and that the assay may not be sufficiently sensitive to detect the presence of low levels of MRD or sufficiently specific to avoid unacceptable rates of false positives. There is also a risk that the MRD+ rate observed in ALPHA3 may be lower than the previously reported rates as a result of the patient population screened, availability of sufficient patient test material, the performance of the test, and other factors that differ from previously reported rates. In addition, there are logistical risks with collecting and sending patient samples to Foresight Diagnostics for testing, and there is a risk that the MRD assay will not be timely performed on the patient samples. If the MRD assay does not function as intended (e.g., false negatives/positives, or the MRD+ rate is lower than expected), or if the MRD assay is not timely performed on patient samples, it could negatively impact the rate of enrollment, the clinical results of, or the feasibility of the ALPHA3 trial, or negatively impact the market opportunity for cema-cel. In addition, we are reliant on Foresight Diagnostics to perform MRD testing. A delay or failure by Foresight Diagnostics to perform MRD testing may negatively impact our ability to conduct ALPHA3 trial as planned, or prevent us from conducting ALPHA3 trial.

The clinical study requirements of the FDA, European Medicines Agency (EMA) and other comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. For example, the regulatory approval process for cema-cel based on our ALPHA3 trial is more complex because the regulatory agencies may require us to pair the approval of cema-cel with a companion diagnostic test. We also face additional challenges in obtaining regulatory approval for ALLO-647, which we use as part of our lymphodepletion regimen, and for which we would seek to obtain approval concurrently with approval of a CAR T cell product candidate. Approvals by the European Commission and FDA for existing autologous CAR T therapies, such as Kymriah® and Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. Also, the use of healthy donor material in our allogeneic CAR T product candidates may create product variability challenges for us, and we do not yet fully understand the impact of donor variability on clinical outcomes.

More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the autologous CAR T therapies that have previously been approved. For instance, allogeneic product candidates may result in graft-versus-host disease (GvHD) or chromosomal abnormalities not experienced with autologous products. Additionally, any Phase 2 trial results, such as in the ALPHA3 trial, may not be representative of Phase 1 results, which were based on limited patients and a patient population in an advanced stage or LBCL, and such Phase 2 trial results may not be accepted by the FDA as pivotal and sufficient for cema-cel approval, requiring us to open additional trials to establish that cema-cel is safe and effective. Even if we collect promising initial clinical data of our product candidates, longer-term data may reveal new adverse events or responses that are not durable. Unexpected clinical outcomes would significantly impact our business.

Our business is highly dependent on the success of our lead product candidates. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.*

Our business and future success depends on our ability to advance clinical development, obtain regulatory approval of, and then successfully commercialize, our lead product candidates. Because cema-cel, ALLO-316, and ALLO-715, products designed for use in patients with cancer, and ALLO-329, designed for use in patients with autoimmune disease, are or will be among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidates, or the failure of other allogeneic CAR T cell therapies, including for reasons due to safety, efficacy or durability, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions in regard to the viability of our entire pipeline of allogeneic CAR T cell therapies. For instance, all of our clinical trials were previously put on clinical hold due to an observation in the phase 1 portion of the ALPHA2 trial. While the clinical hold has been resolved, we could be subject to a clinical hold in the future due to unexpected observations, adverse patient outcomes or other issues.

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

Future undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T therapies and those under development have shown frequent rates of CRS, neurotoxicity including immune effector cell-associated neurotoxicity syndrome (ICANS), serious infections, prolonged cytopenia and hypogammaglobulinemia, hemophagocytic lymphohistiocytosis/macrophage activation syndrome (HLH/MAS), immune effector cell-associated HLH-like syndrome (IEC-HS) and adverse events have resulted in the death of patients. We have observed certain of these adverse events for our allogeneic CAR T product candidates. Other adverse events could also emerge in autologous CAR T therapies over time. For instance, patients who received an autologous anti-BCMA CAR T cell therapy have experienced neurocognitive and hypokinetic movement disorder with features of Parkinson’s disease that emerged months after treatment and may have been due to BCMA expression within the brain. Our anti-BCMA product candidates have the risk of causing similar adverse events.

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

In our and Servier's clinical trials of allogeneic CAR T product candidates, the most common severe or life-threatening adverse events resulted from CRS, serious infections, febrile neutropenia, prolonged cytopenia including prolonged pancytopenia, haemophagocytic lymphohistiocytosis, hypokalemia, multiple organ dysfunction syndrome, neutropenic sepsis and aplastic anemia. As reported, patients have died from adverse events and future patients may also experience toxicity resulting in death. For additional safety data, please see the section entitled “Business—Product Pipeline and Development Strategy” included in our Annual Report.

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

In addition, for any trials that may be completed, we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. For example, FDA may determine that results from our Phase 2 ALPHA3 trial are not sufficient to establish that cema-cel is safe and effective, and FDA may require additional trials. Additionally, although the EMA has previously granted Marketing Authorizations for products even when their clinical development programs did not involve any European sites, the regulatory landscape for CAR T products continues to evolve, and the EMA may require us to conduct clinical trials in the EU in order to obtain approval. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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

Additionally, the standard of care for first-line treatment in LBCL is well-established, and physicians and patients may be reluctant to adopt CAR T therapy in this setting due to concerns over safety, efficacy, cost, or logistical challenges associated with administration. If our product candidate does not demonstrate compelling clinical benefit over existing treatments or fails to gain market acceptance, we may not achieve the commercial success necessary to sustain our business.

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

In certain foreign jurisdictions, such as European Union (EU), we anticipate that the CLARITY assay will be regulated as an in vitro diagnostic medical device. The timeline for this approval of CLARITY in jurisdictions outside the U.S. may be protracted due to the evolving regulatory landscape for medical devices, particularly in the EU, the complexity of demonstrating clinical utility for novel MRD assays, and potential resourcing constraints, such as within EU regulatory bodies.

Further, we do not own or control the CLARITY assay or its regulatory approval process. As a result, we are dependent on others to complete the necessary regulatory filings, respond to inquiries from regulators, and obtain regulatory approvals, such as EU CTA approval, in a timely manner. If they experience delays, fail to meet regulatory requirements, or prioritize other programs over the CLARITY assay, our clinical development efforts outside the U.S. could be significantly delayed. We may have limited visibility into the approval timeline and decision-making process, which could hinder our ability to accurately forecast any trial initiation and enrollment.

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
•the number of patients who consent to be screened for the ALPHA3 trial may be lower than we expect given the current well-established medical practice of frontline therapy for LBCL and the history of slow patient recruitment in other frontline LBCL trials
•the screen failure rate for clinical trials of our product candidates may be higher than we anticipate, requiring us to screen larger numbers of patients than originally planned. For example, the number of patients who have MRD at the end of front-line treatment in ALPHA3 may be lower than we expect requiring more patients to be screened;
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

Tariffs and other trade restrictions, as well as a pandemic or epidemic may also increase the risk of certain of the events described above and delay our development timelines. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we will be required to meet certain regulatory conditions, such as establishing comparability with the product candidates manufactured prior to such changes, and our inability to meet such conditions would result in investment of additional resources, a delay in our manufacturing of such product candidate and an extension of our clinical trial timelines. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We may not be able to achieve clinical or commercial manufacturing of our products on our own or at a CDMO, including the inability to satisfy demands for any of our product candidates. We have limited experience in managing the allogeneic CAR T cell engineering process, and our allogeneic processes may be more difficult or more expensive than the approaches taken by our competitors. Until we complete our clinical trials, we cannot be sure that the manufacturing processes employed by us or the technologies that we incorporate for manufacturing will result in consistent T cell production that will be safe and effective.

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

Reduced manufacturing operations may limit our ability to timely support our development programs.*

We have recently made the decision to reduce activities within our manufacturing operations, and focus our resources on our ongoing clinical programs, which resulted in a reduction in force (RIF). While we believe we currently hold sufficient inventory of cema-cel, ALLO-329, and ALLO-316 to meet our near-term clinical needs, including completing our current ALPHA3, RESOLUTION and TRAVERSE trials, this operational scale-down introduces several risks that could adversely affect our business in both the near and long term.

The reduction in manufacturing activities and associated workforce may limit our ability to maintain operational readiness and retain critical technical expertise. Additionally, equipment and facility downtime may necessitate requalification and validation, which may be time consuming and result in delays. Any future decision to ramp up manufacturing operations would require re-hiring and retraining staff, re-establishing validated processes, and potentially undergoing regulatory inspections or submissions. These activities may be resource-intensive and subject to unforeseen delays or compliance risks. A delayed or unsuccessful restart could impact our ability to advance our clinical development programs, commercialize a product, if approved, or support future clinical development of our earlier-stage product candidates.

Moreover, with reduced manufacturing operations, we remain exposed to risks such as product shelf-life limitations, evolving product requirements, and regulatory changes that could render existing supply unusable or inadequate. Collectively, these factors may adversely affect our financial condition, operating results, and ability to advance our clinical programs and execute our strategic objectives.

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

Our reduction in force undertaken to extend our cash runway and focus more of our capital resources on our prioritized research and development programs might not achieve our intended outcome.*

In May 2025, our board of directors approved an approximately 28% reduction in our employee workforce in connection with a reduction in manufacturing operations and a reprioritization of resources to focus on our clinical programs. The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and, to the extent required, we might not successfully distribute the duties and obligations of our terminated employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition and results of operations may be materially adversely affected.

The size of our workforce has fluctuated and we will need to manage the size of our organization as we continue to advance our product candidates.*

As our development, manufacturing and commercialization plans and strategies develop, we have grown our employee base and allocated resources to multiple new functions, but in January 2024 and May 2025 we implemented a 22% and 28% reductions in force, respectively, and we will need to continue to manage the size of our organization to ensure that we can successfully execute our strategic plans. As our product candidates advance toward commercialization, we expect to hire employees in areas that include sales and marketing. Future growth imposes significant added responsibilities on members of management, including:
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

Disruptions to the operations of the FDA, the SEC and other government agencies, including comparable foreign regulatory authorities, including those caused by funding shortages, in addition to substantial uncertainty regarding the current administration’s initiatives and staffing cuts and how these might impact the FDA, the SEC and other governmental agencies implementation of laws, regulations, policies and guidance, and its personnel, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.*

The ability of the FDA or other comparable foreign regulatory authorities to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept payment of user fees, the availability of personnel and other resources, statutory, regulatory and policy changes that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions, and business disruptions, such as those caused by the COVID-19 pandemic. Average review times at the agency and comparable foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies or other comparable foreign regulatory authorities, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If a prolonged government shutdown occurs, it and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations or could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations, or to timely obtain patent protection in the U.S. to protect our technology.

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

Significant political, trade, regulatory developments, and other circumstances beyond our control, including as a result of recently announced tariffs, could have a material adverse effect on our financial condition or results of operations.*

Significant political, trade, or regulatory developments in the jurisdictions in which we develop our product candidates, such as those stemming from the change in the U.S. federal government, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. Although we have no near-term needs for raw materials, we have historically relied upon, and may in the future rely on, third parties for third-party contractors to manufacture cGMP raw materials that are used for the manufacturing of our product candidates. Current or future tariffs may result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components.

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

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Some jurisdictions have adopted, and others may in the future adopt, similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including the interruption or degradation of our operations (such as by limiting our ability to conduct clinical trial activities in Europe and elsewhere), the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, the inability to transfer data and work with partners, vendors and other third parties, increased exposure to regulatory actions, substantial fines, and injunctions against processing personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have also ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

A critical aspect to manufacturing allogeneic CAR T cell product candidates involves gene editing the healthy donor T cells in an effort to avoid GvHD and to limit the patient’s immune system from attacking the allogeneic T cells. GvHD results when allogeneic T cells start recognizing the patient’s normal tissue as foreign. For our oncology product candidates, we use Cellectis’ TALEN gene-editing technology to inactivate a gene coding for TCRα, a key component of the natural antigen receptor of T cells, to cause the engineered T cells to be incapable of recognizing foreign antigens. Accordingly, when injected into a patient, the intent is for the engineered T cell not to recognize the tissue of the patient as foreign and thus avoid attacking the patient’s tissue. In addition, we use TALEN gene editing in our oncology product candidates to inactivate the CD52 gene in donor T cells, which codes for the target of an anti-CD52 monoclonal antibody. Anti-CD52 monoclonal antibodies deplete CD52 expressing T cells in patients while sparing therapeutic allogeneic T cells lacking CD52. By administering an anti-CD52 antibody prior to infusing our oncology product candidates, we believe we have the potential to reduce the likelihood of a patient’s immune system from rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which the engineered allogeneic T cells can actively target and destroy the cancer cells. However, the antibody may not have the benefits that we anticipate and could have adverse effects.

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

We are heavily reliant on our partner, Foresight Diagnostics, for access to their CLARITY™ MRD test for identifying eligible patients for our ALPHA3 trial.*

Our ALPHA3 trial design requires the use of Foresight Diagnostics’ investigational CLARITY™ MRD test for patient selection. Foresight Diagnostics is a private company founded in 2020. Although Foresight Diagnostics has successfully executed its role in our ALPHA3 trial, it has limited resources and limited experience with its MRD assay and in executing clinical trials or supporting a commercial product. In the future, Foresight Diagnostics may not be able to successfully and timely conduct the ALPHA3 MRD tests, obtain regulatory approval of CLARITY or successfully support commercialization of cema-cel, if approved. If we need to transition to an alternative MRD test in the future, it could result in additional costs, delays, and diversion of resources, any of which would negatively impact our cema-cel development program. Further, we may be unable to identify an alternative approved effective MRD test, which could have a material adverse impact on our business.

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

Servier’s discontinuation of its involvement in the development of CD19 Products and Servier’s disputes with Cellectis, or future disputes with us, may have adverse consequences.*

On September 15, 2022, Servier sent a notice of discontinuation (Discontinuation) of its involvement in the development of CD19, including the CD19 Products pursuant to the Original Servier Agreement. Under the Servier Agreement, Servier sublicenses to us certain rights it has licensed from Cellectis relating to Cellectis’ TALEN gene editing technology pursuant to the Servier-Cellectis Agreement.

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

In March 2025 Cellectis filed a Form 20-F with the SEC, stating that Cellectis does not believe that: (1) the Servier-Cellectis Agreement permits Servier to grant a world-wide sub-license to us; and (2) Servier has not complied with its performance obligations under the Servier-Cellectis Agreement, which Cellectis believes may involve material breaches thereof. Cellectis has initiated an arbitration proceeding against Servier through the Centre de Médiation et d'Arbitrage de Paris, wherein Cellectis is seeking a decision terminating the Servier-Cellectis Agreement, and seeking certain compensation. Cellectis has asserted that a favorable determination by the arbitral tribunal, if achieved, would return development and commercialization rights for the licensed products back to Cellectis. Although Servier has advised us that they believe Cellectis’ claims are without merit, there is a risk that Cellectis may prevail in the arbitration and terminate the Servier-Cellectis Agreement. Additionally, although we believe the Servier-Cellectis Agreement grants Servier the right to grant sublicenses without further consent from Cellectis, there is a risk that Cellectis may challenge the expansion of our territory under the Servier Agreement to regions outside the U.S. The Servier Agreement provides us with certain rights to obtain a direct license with Cellectis in the event the Servier-Cellectis Agreement is terminated, however, there can be no assurance that we will be able to obtain such a direct license. Additionally, although the Servier-Cellectis Agreement grants Servier the right to grant sublicenses without further consent from Cellectis, there is a risk that Cellectis could seek to challenge the expansion of our rights under the Servier Agreement to include the European Union and the United Kingdom. The termination of the Servier-Cellectis Agreement, our failure to obtain a direct license with Cellectis after such termination, or a successful challenge to the territorial expansion of our rights under the Servier Agreement would have a significant adverse impact on our business, financial condition, and prospects.

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

We have built CF1 and have transitioned the manufacturing of certain product candidates to our manufacturing facility, and we are reliant on CF1 as our sole manufacturing site for certain of our product candidates. Manufacturing product candidates in our own facility requires that we meet certain regulatory conditions, which may delay or extend our clinical trial timelines. If, for any reason, we are unable to continue manufacturing our product candidates at CF1, there is a risk that we may need to re-engage our CDMO to manufacture material, which would be costly and there is a risk that the CDMO may be unavailable or may fail in manufacturing, such as due to the CDMO having to retrain its personnel, or train new personnel, to manufacture our material. Any disruptions to CF1’s operations, whether due to regulatory non-compliance, supply chain constraints, equipment failures, natural disasters, or other unforeseen circumstances, could have a material adverse effect on our ability to manufacture our products and meet clinical or commercial demand. If CF1 becomes unavailable for any reason, our ability to continue product development and commercialization could be significantly impaired, leading to delays, increased costs, and potential loss of revenue.

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
•developing and implementing processes and procedures with collaborators relating to the collection and transfer of patient samples and the timely performance of a companion diagnostic, if applicable, on such samples;
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

We could also encounter future delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles, or with respect to the ALPHA3 trial, in lieu of observation alone. Further, a clinical trial may be suspended or terminated by us, the Institutional Review Boards (IRBs) or Ethics Committees for the institutions in which such trials are being conducted or by the FDA or other comparable foreign regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other comparable foreign regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by any data safety monitoring board or committee. The FDA or other comparable foreign regulatory authorities’ review of our data of our clinical trials may, depending on the data, also result in the delay, suspension or termination of one or more of our clinical trials, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

Our ALPHA3 trial design requires the use of an MRD assay, and we are conducting the trial with the use of Foresight Diagnostics’ PhasED-Seq™ Circulating Tumor DNA Platform. Although the Foresight CLARITY™ Investigational Use Only (IUO) MRD test, powered by PhasED-Seq, has received IDE approval from the FDA allowing PhasEd-Seq to be used as part of the ALPHA3 trial, there can be no assurance that Foresight Diagnostic will be able to obtain the necessary regulatory approvals to support ALPHA3 clinical trial sites outside the U.S., or that we would be able to manage logistical challenges associated with timely international shipment of patient samples to Foresight’s U.S. facility for testing, all of which could delay the expansion of our ALPHA3 trial to trial sites outside the U.S.

Furthermore, in order to commercialize cema-cel, if approved based on the outcome of our ALPHA3 trial, we anticipate that an approved MRD assay must be commercially available to identify patients eligible to receive cema-cel. A delay or failure by Foresight Diagnostics to obtain regulatory approval may delay the commercialization of cema-cel, if approved based on the outcome of our ALPHA3 trial.

Regenerative Medicine Advanced Therapy designation and fast track designation may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.*

We have received Regenerative Medicine Advanced Therapy (RMAT) designation for cema-cel, ALLO-316, and ALLO-715 and fast track designation for ALLO-316, ALLO-329, and ALLO-647. There is no assurance that we will be able to obtain RMAT designation or fast track designation for any of our additional product candidates. RMAT designation and fast track designation do not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation and fast track designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

The FDA granted orphan drug designation to ALLO-715 for the treatment of multiple myeloma. We plan to seek orphan drug designation for additional product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products, but may never receive such designations. Some of our product candidates target indications that are not orphan indications. In addition, even with orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved.

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

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters, and in many cases with conflicting views. While we have had internal efforts directed at ESG matters, we may be perceived by certain stakeholders as not acting responsibly in connection with these matters, which could negatively impact us. The SEC recently adopted rules designed to enhance and standardize climate-related disclosures, which were stayed pending judicial review, and the SEC subsequently voted to cease its defense of the climate-related disclosure rules, effectively halting their implementation. If other climate-related disclosure rules or other ESG rules become effective or become applicable to us, they may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price.

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

Under the Servier Agreement, we have an exclusive license to develop and commercialize certain anti-CD19 allogeneic CAR T cell product candidates, including cema-cel, and we hold the commercial rights to these product candidates in the United States, the European Union and the United Kingdom. We also have an exclusive worldwide license from Cellectis to its TALEN gene-editing technology for the development of allogeneic T cell product candidates directed against 15 different cancer antigens. The Servier Agreement gives us access to TALEN gene-editing technology for all product candidates under the agreement. Certain intellectual property which is covered by these agreements may have been developed with funding from the U.S. government. If so, our rights in this intellectual property may be subject to certain research and other rights of the government.

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

This first-to-file system will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For United States applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law in view of the passage of the America Invents Act, which brought into effect significant changes to the United States patent laws, including new procedures for challenging patent applications and issued patents.

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

Presently we have rights to the intellectual property through licenses from third parties and under patent applications that we own or will own, that we believe will facilitate the development of our product candidates. Because our programs may involve additional product technology that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

On May 12, 2025, our Board of Directors approved an approximately 28% reduction in our employee workforce in connection with a reduction in manufacturing operations and reprioritization of resources to focus on our clinical programs. We estimate that we will incur approximately $3.3 million in charges related to employee severance payments, benefits and related costs in connection with the workforce reduction. All of the estimated charges are expected to result in future cash expenditures. We anticipate that the majority of the workforce reduction charges will be incurred in the second quarter of 2025 and that the reduction in workforce will be substantially completed by the end of the second quarter of 2025. The estimated charges that we expect to incur are subject to a number of assumptions, and actual results may differ materially from these estimates. We may also incur other charges, including cash expenditures, not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in workforce.

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

10.2+
Amended and Restated Collaboration and License Agreement, dated January 17, 2024, by and between the Registrant and Notch Therapeutics Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.3+
Strategic Collaboration Agreement, dated January 3, 2024, by and between Foresight Diagnostics, Inc. and the Registrant (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.4*‡	Amended and Restated Strategic Collaboration Agreement, dated as of February 19, 2025, by and between the Registrant and Foresight Diagnostics, Inc.

10.5+	Non-employee Director Restricted Stock Unit Grant Notice and Award Agreement, as amended.

10.6+	Consulting Agreement, effective as of August 9, 2018, by and between the Registrant and Bellco Capital LLC, as amended.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date: May 13, 2025	By:	/s/ David Chang
David Chang, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Geoffrey Parker
Geoffrey Parker
Chief Financial Officer (Principal Financial Officer)