Form 10-Q
period 2025-06-30
Allogene Therapeutics, Inc.
filed 2025-08-13
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 11, 2025, the registrant had 221,881,029 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$52,332	$75,218
Short-term investments	220,788	217,258
Prepaid expenses and other current assets	9,535	10,910
Total current assets	282,655	303,386
Long-term investments	29,510	80,673
Operating lease right-of-use asset	41,966	45,205
Property and equipment, net	78,858	86,056
Deposit placed in escrow	23,484	20,773
Restricted cash	10,292	10,292
Other long-term assets	3,828	2,325
Total assets	$470,593	$548,710
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,851	$5,394
Accrued and other current liabilities	26,824	30,129
Total current liabilities	31,675	35,523
Lease liability, noncurrent	79,241	83,247
Other long-term liabilities	15,116	7,761
Total liabilities	126,032	126,531
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares were issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 220,133,876 and 212,210,597 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	220	212
Additional paid-in capital	2,274,885	2,241,879
Accumulated deficit	(1,930,499)	(1,819,823)
Accumulated other comprehensive loss	(45)	(89)
Total stockholders’ equity	344,561	422,179
Total liabilities and stockholders’ equity	$470,593	$548,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue - related party	$—	$—	$—	$22
Operating expenses:
Research and development	40,156	50,355	90,356	102,614
General and administrative	14,281	16,087	29,272	33,354
Impairment of long-lived assets	2,382	4,989	2,382	4,989
Total operating expenses	56,819	71,431	122,010	140,957
Loss from operations	(56,819)	(71,431)	(122,010)	(140,935)
Other income (expense), net:
Interest and other income, net	6,187	4,988	11,703	10,421
Interest expense	(268)	—	(418)	—
Other income (expenses), net	(43)	85	49	(844)
Total other income (expense), net	5,876	5,073	11,334	9,577
Net loss	(50,943)	(66,358)	(110,676)	(131,358)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale investments	(88)	147	44	175
Net comprehensive loss	$(51,031)	$(66,211)	$(110,632)	$(131,183)
Net loss per share, basic and diluted	$(0.23)	$(0.35)	$(0.51)	$(0.73)
Weighted-average number of shares used in computing net loss per share, basic and diluted	218,929,548	190,026,638	217,153,948	179,577,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2024	212,210,597	$212	$2,241,879	$(1,819,823)	$(89)	$422,179
Issuance of common stock upon exercise of stock options and vesting of RSU's	2,158,522	2	(2)	—	—	—
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.2 million	3,842,282	4	9,998	—	—	10,002
Stock-based compensation	—	—	12,175	—	—	12,175
Employee stock purchase plan	386,861	1	637	—	—	638
Net loss	—	—	—	(59,733)	—	(59,733)
Net unrealized gain on available-for-sale investments	—	—	—	—	132	132
Balance - March 31, 2025	218,598,262	219	2,264,687	(1,879,556)	43	385,393
Issuance of common stock upon exercise of stock options and vesting of RSUs	398,743	—	—	—	—	—
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.02 million	1,136,871	1	1,513	—	—	1,514
Stock-based compensation	—	—	8,685	—	—	8,685
Net loss	—	—	—	(50,943)	—	(50,943)
Net unrealized loss on available-for-sale investments	—	—	—	—	(88)	(88)
Balance - June 30, 2025	220,133,876	$220	$2,274,885	$(1,930,499)	$(45)	$344,561

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2023	168,642,238	$169	$2,075,252	$(1,562,233)	$(955)	$512,233
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,551,729	1	793	—	—	794
Vesting of early exercised common stock	—	—	532	—	—	532
Stock-based compensation	—	—	11,924	—	—	11,924
Employee stock purchase plan	259,000	—	856	—	—	856
Net loss	—	—	—	(65,000)	—	(65,000)
Net unrealized gain on available-for-sale investments	—	—	—	—	28	28
Balance - March 31, 2024	170,452,967	170	2,089,357	(1,627,233)	(927)	461,367
Issuance of common stock upon exercise of stock options and vesting of RSUs	415,483	1	18	—	—	19
Stock-based compensation	—	—	13,559	—	—	13,559
Issuance of common stock from ATM offering	250,000	—	1,021	—	—	1,021
Issuance of common stock from registered offering, net of commissions and offering costs of $4.7 million	37,931,035	38	105,245	—	—	105,283
Net loss	—	—	—	(66,358)	—	(66,358)
Net unrealized gain on available-for-sale investments	—	—	—	—	147	147
Balance - June 30, 2024	209,049,485	$209	$2,209,200	$(1,693,591)	$(780)	$515,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(110,676)	$(131,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,860	25,483
Depreciation and amortization	6,205	7,199
Net amortization/accretion on investment securities	(2,477)	(4,998)
Impairment of long-lived assets	2,382	4,989
Non-cash rent expense	2,277	2,694
Non-cash collaboration revenue - related party	—	(14)
Share of loss from equity method investments	—	554
Changes in operating assets and liabilities:
Deposit placed in escrow	(2,711)	(21,429)
Prepaid expenses and other current assets	1,242	(1,953)
Other long-term assets	(1,503)	2,122
Accounts payable	(758)	6,690
Accrued and other current liabilities	(3,488)	(6,670)
Operating lease liabilities	(3,759)	(2,845)
Other long-term liabilities	447	49
Net cash used in operating activities	(91,959)	(119,487)
Cash flows from investing activities:
Purchases of property and equipment	(143)	(8)
Proceeds from maturities of investments	110,300	220,493
Purchase of investments	(60,146)	(123,739)
Net cash provided by investing activities	50,011	96,746
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	11,516	1,021
Proceeds from issuance of common stock from registered offering, net of commissions and issuance costs	—	105,283
Proceeds from CIRM award (Note 5)	6,908	2,280
Proceeds from issuance of common stock upon exercise of stock options	—	813
Proceeds from issuance of common stock under the employee stock purchase plan	638	856
Net cash provided by financing activities	19,062	110,253
Net change in cash and cash equivalents and restricted cash	(22,886)	87,512
Cash and cash equivalents and restricted cash — beginning of period	85,510	93,447
Cash and cash equivalents and restricted cash — end of period	$62,624	$180,959
Non-cash operating activities:
Right-of-use asset obtained in exchange for lease liability	$—	$2,409
Property and equipment purchases in accounts payable and accrued liabilities	$215	$—
Non-cash deferred revenue and other long-term liabilities	$3,079	$3,079
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(6,518)	$(6,173)
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
Public Offerings
In November 2019, the Company entered into a sales agreement with TD Securities (U.S.A.) LLC (f/k/a Cowen and Company, LLC) (TD Cowen), as amended on November 2, 2022 and November 2, 2023, under which the Company may from time to time issue and sell shares of its common stock through TD Cowen in at-the-market (ATM) offerings. The aggregate compensation payable to TD Cowen as the Company’s sales agent equals up to 3.0% of the gross sales price of the shares sold through TD Cowen pursuant to the sales agreement. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement. During the six months ended June 30, 2025, the Company sold an aggregate of 4,979,153 shares of common stock in ATM offerings resulting in net proceeds of $11.5 million.
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
The Company had cash, cash equivalents and investments of $302.6 million as of June 30, 2025. Since inception through June 30, 2025, the Company has incurred cumulative net losses of $1,930.5 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
The condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity as of June 30, 2025 and 2024, the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2025, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.
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
There were no Level 3 assets or liabilities as of June 30, 2025 and as of December 31, 2024.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2025 and as of December 31, 2024 are presented in the following tables:

	June 30, 2025
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$50,789	$—	$—	$50,789
Commercial paper	—	54,564	—	54,564
Corporate bonds	—	55,719	—	55,719
U.S. treasury securities	84,425	—	—	84,425
U.S. agency securities	—	45,843	—	45,843
Asset-backed securities	—	9,747	—	9,747
Total financial assets	$135,214	$165,873	$—	$301,087

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$65,780	$—	$—	$65,780
Commercial paper	—	66,255	—	66,255
Corporate bonds	—	82,725	—	82,725
U.S. treasury securities	85,728	—	—	85,728
U.S. agency securities	—	58,514	—	58,514
Asset-backed securities	—	9,700	—	9,700
Total financial assets	$151,508	$217,194	$—	$368,702
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.
4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of June 30, 2025 and as of December 31, 2024 are presented in the following tables:

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$50,789	$—	$—	$50,789
Commercial paper	54,599	—	(35)	54,564
Corporate bonds	55,735	5	(21)	55,719
U.S. treasury securities	84,399	65	(39)	84,425
U.S. agency securities	45,864	—	(21)	45,843
Asset-backed securities	9,746	1	—	9,747
Total cash equivalents and investments	$301,132	$71	$(116)	$301,087

Classified as:
Cash equivalents				$50,789
Short-term investments				220,788
Long-term investments				29,510
Total cash equivalents and investments				$301,087

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$65,780	$—	$—	$65,780
Commercial paper	66,269	19	(34)	66,254
Corporate bonds	82,716	53	(45)	82,724
U.S. treasury securities	85,765	54	(91)	85,728
U.S. agency securities	58,566	20	(70)	58,516
Asset-backed securities	9,695	5	—	9,700
Total cash equivalents and investments	$368,791	$151	$(240)	$368,702

Classified as:
Cash equivalents				$70,771
Short-term investments				217,258
Long-term investments				80,673
Total cash equivalents and investments				$368,702
As of June 30, 2025, the remaining contractual maturities of available-for-sale securities were less than 3 years. There were no significant realized losses on available-for-sale securities for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of June 30, 2025 and December 31, 2024, no securities were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivable on available-for-sale securities. As of June 30, 2025 and December 31, 2024, the Company recognized $1.7 million and $1.9 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed consolidated balance sheets.
5.         Balance Sheet Components

Property and Equipment, Net
Property and Equipment consist of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Leasehold improvements	$108,100	$108,127
Laboratory equipment	28,630	31,595
Computer equipment and purchased software	4,873	4,658
Furniture and fixtures	4,214	4,214
Total	145,817	148,594
Less: accumulated depreciation	(66,959)	(62,538)
Total property and equipment, net	$78,858	$86,056
In June 2024, the Company made a decision to sublease one of its leased buildings in South San Francisco. The Company vacated and ceased occupancy of this building in June 2024 and the Company actively marketed the leased building for sublease. The Company determined that the change in how this building is being used was an indicator of impairment. The Company identified this to be sublet property as a separate asset group. The Company concluded that the carrying value of this to be sublet property asset group was not recoverable and the estimated fair value of this asset group was below its carrying value. The decrease in the fair value of this asset group was mainly due to the lower estimated sublease income based on current commercial rental market conditions compared to the lease payments in accordance with the initial operating lease agreement. The Company performed discounted cash flow analysis to estimate fair value of its right-of-use asset and leasehold improvements. The key inputs to this valuation were expected sublease rental income of $4.0 million through March 2032 and the risk-adjusted annual discount rate of 9.00%. Based on this analysis, the Company concluded the fair value of the right-of-use asset and leasehold improvements of $2.5 million was lower than its net book value of $7.5 million. The Company recognized a pre-tax long-lived asset impairment charge of $5.0 million on the right-of-use asset and leasehold improvements for the three and six months ended June 30, 2024.
In September 2024, the Company identified an additional indicator that the carrying value of this to-be-sublet property asset group was not recoverable. The expected sublease rental income of $4.0 million as of June 30, 2024 had decreased to $1.9 million as of September 30, 2024. In addition, the risk-adjusted annual discount rate of 9.0% as of June 30, 2024 had increased to 9.50% as of September 30, 2024. The Company updated its discounted cash flow analysis to estimate fair value of its right-of-use asset and leasehold improvements. Based on this analysis, the Company concluded the fair value of the right-of-use asset and leasehold improvements of $1.2 million was lower than its net book value of $2.4 million. The Company recognized an additional long-lived asset impairment charge of $1.2 million on the right-of-use asset and leasehold improvements for the three months ended September 30, 2024 and recognized aggregate long-lived asset impairment charges of $6.2 million on the right-of-use asset and leasehold improvements for the year ended December 31, 2024.
In June 2025, the Company identified an additional indicator that the carrying value of this to-be-sublet property asset group was not recoverable. The expected sublease rental income of $1.9 million as of December 31, 2024 had decreased to $0.7 million as of June 30, 2025 based on the sublease agreement executed in July 2025. The risk-adjusted annual discount was 9.25% as of June 30, 2025. The Company updated its discounted cash flow analysis to estimate fair value of its right-of-use asset and leasehold improvements. Based on this analysis, the resulting fair value was immaterial resulting in the write off the $0.9 million right-of-use asset and $0.1 million leasehold improvements as long-lived asset impairment charges for the three and six months ended June 30, 2025.
In addition, during the three and six months ended June 30, 2025, the Company recognized a non-cash equipment impairment charge of $1.3 million as a result of the Workforce Reduction, see the next section for further information.
Accrued and Other Current Liabilities
On May 12, 2025, the Company’s Board of Directors approved an approximately 28% reduction in the Company’s employee workforce (Workforce Reduction) in connection with a reduction in manufacturing operations and a reprioritization of resources to focus on the Company’s clinical programs. The Workforce Reduction included one-time severance payments and other employee benefits and impairment of equipment. During the three and six months ended June 30, 2025, the Company recorded $3.1 million, $0.3 million, and $1.3 million in research and development expense, general and administrative expense, and equipment impairment, respectively, in the consolidated statement of operations and comprehensive loss. As of June 30, 2025, $0.8 million of the severance and other employee benefits accrual was included in accrued and other current liabilities on the condensed consolidated balance sheets.

Costs associated with the Workforce Reduction consist of the following:

	Severance and Employee Benefit Costs	Impairment Costs	Total
	(In thousands)
Balance at December 31, 2024	$—	$—	$—
Charges	3,406	1,340	4,746
Cash payments made	(2,572)	—	(2,572)
Non-cash adjustments	—	(1,340)	(1,340)
Balance at June 30, 2025	$834	$—	$834
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
The Company received $9.2 million from CIRM through June 30, 2025 and accounted for the proceeds as a liability within other long-term liabilities on the condensed consolidated balance sheets. The Company recorded interest expense of $0.3 million and $0.4 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, $0.6 million of accrued interest was included in other long-term liabilities.
6.         License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets and assumed certain liabilities from Pfizer, including agreements with Cellectis S.A. (Cellectis) and Servier as described below, and other intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make payments upon the achievement of certain sales and regulatory milestones and pay royalties on certain net sales pursuant to the Pfizer Agreement as further described in Note 6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 13, 2025 (Annual Report).
For the three and six months ended June 30, 2025 and 2024, no milestones were achieved and no royalty payments were made.

Research Collaboration and License Agreement with Cellectis
As part of the Pfizer Agreement, Pfizer assigned to the Company a Research Collaboration and License Agreement (the Original Cellectis Agreement) with Cellectis S.A. (Cellectis). On March 8, 2019, the Company entered into a License Agreement (the Cellectis Agreement) with Cellectis and terminated the Original Cellectis Agreement.
Pursuant to the Cellectis Agreement, Cellectis granted to the Company an exclusive, worldwide, royalty-bearing license, on a target-by-target basis, with sublicensing rights under certain conditions, under certain of Cellectis’s intellectual property, including its TALEN and electroporation technology, to make, use, sell, import, and otherwise exploit and commercialize CAR T products directed at certain targets, including B-cell maturation antigen (BCMA), CD70, Claudin 18.2, DLL3 and FLT3 (the Allogene Targets), for human oncologic therapeutic, diagnostic, prophylactic and prognostic purposes. The Company is required to make payments upon the achievement of certain development and sales milestones and pay royalties on certain net sales pursuant to the Cellectis Agreement as further described in Note 6 to the Company’s Annual Report.
For the three and six months ended June 30, 2025 and 2024, no milestones were achieved.
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
The Company transferred €20.0 million into an escrow account in connection with a potential future milestone payment, which is included in the remaining €60.0 million in milestone payments referenced above for the initial indication for cema-cel. Such milestone payment will be triggered, if at all, upon the occurrence of one of these events: (1) the Company doses the first subject in its first phase 3 clinical study for a CD19 CAR T product that is a licensed product under the Servier Agreement, (2) the Company submits a phase 2 clinical study for a licensed product to the U.S. Food and Drug Administration or the European Medicines Agency, and such phase 2 clinical study is accepted for regulatory approval as a pivotal study, or (3) a final and definitive decision of a tribunal or court finding that under the Servier-Cellectis Agreement the milestone has occurred and the €20.0 million payment is due to Cellectis. As of June 30, 2025, the Company recorded €20.0 million as deposit placed in escrow in the condensed consolidated balance sheets.

The Company is obligated to pay to Servier royalties on annual net sales of any licensed products that are commercialized by the Company that are directed at CD19. Such royalties include tiered royalties on annual net sales in the United States and a flat royalty on annual net sales in territories outside the United States. The United States royalty rates are in a range from the low tens to the mid teen percentages and the ex-U.S. royalty rate is 10%. Such royalties may be reduced for interchangeable drug entry, expiration of patent rights and amounts paid pursuant to licenses of third-party patents. This royalty obligation begins upon the first commercial sale of such product in a given country and ends after the later of a defined number of years or the expiration of the last to expire licensed patent covering the product in such country. The net effect of the Servier Amendment is that the Company’s royalty rate in the United States for the first half of the first tier of net sales was increased by a low single digit percentage as compared to the Original Servier Agreement. Should Servier’s rights and obligations under the Servier-Cellectis Agreement be assigned to the Company, each tier of royalty rates in the United States to Servier would be reduced by 10%, the ex-U.S. royalties to Servier would terminate, and the Company would assume Servier’s royalty obligations to Cellectis. In the absence of any such assignment, Servier will remain responsible for making royalty payments that may be due to Cellectis under the Servier-Cellectis Agreement.
For the three and six months ended June 30, 2025, no milestones were achieved. For the three and six months ended June 30, 2024, the Company recorded $5.4 million in research and development expenses upon achievement of a regulatory milestone.
Research Collaboration and License Agreement with Notch Therapeutics
On November 1, 2019, the Company entered into a Collaboration and License Agreement (the Notch Agreement) with Notch Therapeutics Inc. (Notch), pursuant to which Notch granted to Allogene an exclusive, worldwide, royalty-bearing, sublicensable license under certain of Notch’s intellectual property to develop, make, use, sell, import, and otherwise commercialize therapeutic gene-edited T cell and/or natural killer (NK) cell products from induced pluripotent stem cells directed at certain CAR targets for initial application in non-Hodgkin lymphoma, acute lymphoblastic leukemia and multiple myeloma. In addition, Notch has granted Allogene an option to add certain specified targets to its exclusive license in exchange for an agreed per-target option fee. Pursuant to the Notch Agreement, the Company made certain investments in Notch’s capital stock as further described in Note 6 to the Company’s Annual Report.
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
On May 17, 2024, Notch closed its Series B financing which caused the Company’s share in Notch to decrease to 13.0% immediately following the transaction. Accordingly, effective May 17, 2024, the Company started to account for its investment in Notch as an equity investment measured at cost less impairment.
On March 31, 2025, the Company entered into a Second Amendment to Amended and Restated Collaboration and License Agreement (Second Amended Notch Agreement) with Notch in connection with F. Hoffmann-La Roche AG’s (Roche) acquisition of Notch. Under the Second Amended Notch Agreement, the definitions of certain terms were clarified, certain time periods for completing the transfer of certain technology were extended, and the scope of Allogene’s exclusive rights were clarified. The Company is required to make payments upon the achievement of certain research, development, regulatory and commercial milestones and pay royalties on certain sales pursuant to the Notch Agreement as further described in Note 6 to the Company’s Annual Report.
The Company’s total equity investment in Notch as of December 31, 2024 was zero. For the quarter to date and year to date periods through May 17, 2024, the Company recognized its share of Notch’s net loss of $0.8 million and $1.7 million, respectively, under the other income and expense, net caption within the condensed consolidated statements of operations. For the three and six months ended June 30, 2025 and 2024, no milestones were achieved.
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
Under the terms of the agreement, the Company has committed up to $15.0 million of funding for the duration of the agreement, of which $6.0 million remains. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance. The Company is committed to make further payments to MD Anderson each year upon the anniversary of the agreement effective date through the duration of the agreement term, however, if MD

Anderson has sufficient funds to continue the agreed-upon research projects, the Company may defer the additional payment to a later date. These costs are expensed to research and development as MD Anderson renders the services under the strategic alliance.
Collaboration costs recorded as research and development expenses were $0.2 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $0.3 million for the three and six months ended June 30, 2024.
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
As part of the Organizational Restructuring, Allogene Overland was renamed Overland Therapeutics Inc. (Overland Therapeutics).
The Company determined that Overland Therapeutics is a variable interest entity as of June 30, 2025 and December 31, 2024. The Company does not have the power to direct the activities which most significantly affect Overland Therapeutics’ economic performance. Accordingly, the Company did not consolidate Overland Therapeutics because the Company determined that it was not the primary beneficiary. After the Organizational Restructuring, the Company has 20% voting rights of Overland Therapeutics’ board of directors. The Company concluded that it has significant influence over Overland Therapeutics and continued to account for its investment in Overland Therapeutics as an equity method investment. In connection with the Organizational Restructuring in May 2024, the Company recorded an increase in its equity method investment in Overland Therapeutics and corresponding gain of $1.1 million under the other income and expense, net caption within the consolidated statements of operations. The Company’s total equity investment in Overland Therapeutics as of

June 30, 2025 and December 31, 2024 was zero. Collaboration revenue was zero for the three and six months ended June 30, 2025 and less than $0.1 million for the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, $4.6 million of deferred revenue was recorded in other long-term liabilities.
Collaboration and License Agreement with Antion
On January 5, 2022, the Company entered into an exclusive collaboration and global license agreement (Antion Collaboration and License Agreement) with Antion Biosciences SA (Antion) for Antion’s miRNA technology (miCAR), to advance multiplex gene silencing as an additional tool to develop next generation allogeneic CAR T products.
In July 2023, the Company and Antion entered into an amendment to the Antion Collaboration and License Agreement. Under the terms of this amendment, Antion’s exclusivity obligation relating to the collaboration was terminated; however, Antion agreed to certain restrictions on its ability to pursue products directed against specific targets. Also, in lieu of the Company’s prior obligation to make a $3.0 million investment in Antion following the completion of certain milestones, the Company agreed to make a $2.0 million investment in Antion’s preferred stock and acquired warrants to purchase an additional $3.0 million of Antion’s preferred stock. The Company is required to make payments upon the achievement of certain development and regulatory milestones and pay royalties on certain sales pursuant to the Antion Collaboration and License Agreement as further described in Note 6 to the Company’s Annual Report.
As of June 30, 2025 and December 31, 2024, the Company’s total equity investment in Antion was zero.
Strategic Collaboration Agreement with Foresight Diagnostics
On January 3, 2024, the Company entered into a Strategic Collaboration Agreement with Foresight Diagnostics, Inc. (Foresight Diagnostics) (the Foresight Agreement). Pursuant to the Foresight Agreement, the parties have agreed to collaborate on a non-exclusive basis in the development of Foresight Diagnostics’ minimal residual disease (MRD) assay based on their PhasED-Seq Circulating Tumor DNA Platform as an in vitro diagnostic to identify the MRD+ patient population to be enrolled in the Company’s planned ALPHA3 trial of cema-cel, for treatment of large B-cell lymphoma (LBCL). Under the Foresight Agreement, the Company has agreed to use its commercially reasonable efforts to obtain regulatory approval of cema-cel, and Foresight Diagnostics has agreed to use its commercially reasonable efforts to obtain regulatory approval of its MRD assay for use as an in vitro diagnostic with cema-cel. Under the Foresight Agreement, the Company has agreed to fund approximately $26.2 million in MRD assay development costs, milestone payments for regulatory submissions and assay utilization to process clinical samples.
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
Clinical trial milestones recorded as research and development expenses were $1.7 million and $3.2 million for the three and six months ended June 30, 2025, respectively, and $1.7 million and $2.2 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, $1.7 million and zero in research and development expenses, respectively, were recorded in accrued and other liabilities.
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
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of June 30, 2025 and December 31, 2024.
The balance sheet classification of the Company’s lease liabilities were as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating lease liabilities
Current portion included in accrued and other current liabilities	$7,756	$7,509
Long-term portion of lease liabilities	79,241	83,247
Total operating lease liabilities	$86,997	$90,756
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$2,513	$3,011	$5,037	$6,031
Variable lease cost	478	508	1,034	1,375
Total lease costs	$2,991	$3,519	$6,071	$7,406
The undiscounted future non-cancellable lease payments under the Company’s operating leases as of June 30, 2025 were as follows:

Year ending December 31:	(In thousands)
2025 (remaining 6 months)	$6,403
2026	13,164
2027	13,613
2028	14,078
2029	15,480
2030 and thereafter	49,909
Total undiscounted lease payments	112,647
Less: Present value adjustment	(25,650)
Total	$86,997
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.27%. As of June 30, 2025, the weighted average remaining lease term for the Company’s operating leases is 7.65 years.
In December 2024 and January 2025, the Company entered into non-cancelable agreements under which it subleased approximately 46,011 square feet of its HQ Lease to two unaffiliated companies. In July 2025, the Company entered into a non-cancelable agreement under which it subleased one of its leased buildings in South San Francisco to one unaffiliated company. This agreement’s expected sublease rental income triggered an additional indicator of impairment of the Company’s leased property and leasehold improvements, as described further in Note 5, which resulted in the recognition of a long-lived asset impairment charge of $1.0 million for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2025, the Company recognized $0.8 million and $1.2 million, respectively, in sublease income under the interest and other income, net caption within the condensed consolidated statements of operations.

Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company’s cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of June 30, 2025.
8.         Stock-Based Compensation
As of June 30, 2025, there were 5,904,741 shares reserved by the Company under the 2018 Equity Incentive Plan (the 2018 Plan) for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance as of December 31, 2024	24,184,884	$8.14	7.53	$1
Options granted	8,703,701	1.89	9.10
Options forfeited	(1,597,088)	6.16
Balance as of June 30, 2025	31,291,497	6.50	7.53	$3
Exercisable as of June 30, 2025	19,654,961	8.82	6.57	$—
Vested and expected to vest as of June 30, 2025	31,291,497	$6.50	7.53	$—
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested balance as of December 31, 2024	13,343,793	$4.87	1.58	$28,422
Granted	8,991,043	1.85	3.68
Vested	(2,558,365)	6.32
Forfeited	(2,553,192)	4.23
Unvested balance as of June 30, 2025	17,223,279	3.18	2.70	$19,462
Expected to vest, June 30, 2025	17,223,279	$3.18	2.70	$19,462

As of June 30, 2025, the Company had 4,710,441 outstanding performance-based restricted stock units, including 2,301,528 performance-based restricted stock units granted during the six months ended June 30, 2025. These awards are subject to the holders’ continuous service to the Company through each applicable vesting event. Through June 30, 2025, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the three and six months ended June 30, 2025 and 2024.
As of June 30, 2025, the Company had 1,814,134 outstanding restricted stock units with a market condition to certain executive officers and other employees pursuant to the 2018 Plan. Stock-based compensation expense recognized related to the restricted stock units with a market condition was less than $0.1 million for the three and six months ended June 30, 2025, and $0.7 million and $1.4 million for the three and six months ended June 30, 2024, respectively.
Stock-based compensation expense
For the three and six months ended June 30, 2025 and 2024, the following table presents stock-based compensation expense related to stock options, restricted stock units and employee stock purchase plans that was recorded as research and development and general and administrative expense in its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,557	$5,348	$7,597	$9,182
General and administrative	6,128	8,211	13,263	16,301
Total stock-based compensation	$8,685	$13,559	$20,860	$25,483
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
In February 2023, the Company entered into a new sublease agreement with Bellco for 2,218 square feet of office space in Los Angeles, California. The Company’s executive chairman, Arie Belldegrun, M.D., is a trustee of the Belldegrun Family Trust, which controls Bellco. The sublease term is 115 months, subject to certain early termination rights. The sublease commenced on January 1, 2024. The total right of use asset and associated lease liability recorded related to this related party lease were $2.1 million and $2.4 million, respectively, as of June 30, 2025. The Company paid approximately $0.2 million towards its share of the security deposit. Rent expense related to this sublease were $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.
Consulting Agreements
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun, the Company’s executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus, and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively.
10.         Income Taxes
The Company has a history of losses and expects to record a loss in 2025. The Company continues to maintain a full valuation allowance against its net deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law, extending key provisions of the 2017 Tax Cuts and Jobs Act. Included in the legislation are provisions that allow for the immediate expensing of domestic research and development expenses and certain capital expenditures. The Company will continue to evaluate the impact of the new legislation, however it is not expected to have a material impact on the Company’s financial statements.
11.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	June 30,
	2025	2024
Stock options to purchase common stock	31,291,497	24,022,246
Restricted stock units subject to vesting	17,223,279	13,123,414
Expected shares to be purchased under Employee Stock Purchase Plan	2,372,249	1,088,167
Total	50,887,025	38,233,827
12.    Segment Reporting
The Company has one reportable segment related to developing and commercializing genetically engineered allogeneic T cell product candidates for the treatment of cancer and autoimmune diseases. The segment derives its current revenues from research and development collaborations.
The CEO, as the chief operating decision maker, manages and allocates resources for the Company’s operations at a consolidated company basis by assessing how to best deploy available resources across functions and research and development projects. The CEO uses consolidated, single-segment financial information for purposes of evaluating performance, planning and forecasting future period financial results, and allocating resources.
The table below is the summary of the segment profit or loss information, including the significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue - related party	$—	$—	$—	$22
Significant operating expenses:
Cema-cel	6,865	11,878	13,087	24,292
All other development costs	4,896	4,766	15,286	10,289
Payroll	17,628	16,723	37,229	38,801
Facilities & IT-related spend	7,384	7,866	14,703	15,900
Supporting external spend	5,390	7,707	11,236	13,127
Other operating expenses	14,656	22,491	30,469	38,548
Total operating expenses	56,819	71,431	122,010	140,957
Other income (expense), net	5,876	5,073	11,334	9,577
Net loss	(50,943)	(66,358)	(110,676)	(131,358)
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

13.         Subsequent Events
On August 1, 2025, the Company announced that it has selected standard fludarabine and cyclophosphamide (FC) as the lymphodepletion regimen to be used in its ALPHA3 study evaluating cemacabtagene ansegedleucel (cema-cel) in first-line consolidation for large B-cell lymphoma (LBCL). This lymphodepletion regimen selection was made in conjunction with the ALPHA3 Data and Safety Monitoring Board (DSMB) and Steering Committee and following consultation with the U.S. Food and Drug Administration (FDA).
The arm testing FC plus ALLO-647 (FCA), is now closed to further enrollment. This decision, made ahead of the scheduled futility analysis, was prompted by a Grade 5 adverse event in the FC plus ALLO-647 arm that has been attributed to the use of ALLO-647. The event occurred on Day 54 post-infusion from hepatic failure, believed to have resulted from disseminated adenovirus infection in the setting of immune suppression. This event was deemed unrelated to cema-cel. Severe viral infections have been rare across the Company’s clinical trials. However, when present, they have been attributed to immunosuppression due in part to ALLO-647. There have been no cases of adenoviral infection or hepatic failure in any participant treated with only FC lymphodepletion across the Company’s trials.
Following the adoption of standard FC in the ALPHA3 trial, none of the Company’s trials open to enrollment or pipeline programs include ALLO-647. Instead, the Company will advance its next-generation AlloCAR T product candidates using the proprietary Dagger® Platform Technology, which is designed to minimize or potentially eliminate the need for standard lymphodepletion.
The amended ALPHA3 trial now proceeds as a randomized study with two arms, comparing cema-cel after standard FC lymphodepletion to observation, the current standard of care. Statistical design of the trial and the prespecified study conduct remain the same. The next milestone will be the futility analysis comparing minimal residual disease (MRD) conversion and is expected to occur in the first half of 2026. The Company expects to provide the rates of MRD conversion between the two arms at the time of this announcement. To date, over 50 clinical sites are activated across the United States and Canada, including community cancer centers and major academic institutions.

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
In June 2024, we initiated a pivotal Phase 2 clinical trial (ALPHA3) evaluating cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) as part of a first-line (1L) consolidation treatment for patients newly diagnosed with large B-cell lymphoma (LBCL) who, despite initial treatment success, remain at high risk for relapse. A trial-in-progress poster highlighting ALPHA3 was presented at the 2025 Annual Meeting of the American Society of Clinical Oncology (ASCO, June 1, 2025). We now have over 50 activated trial sites in the United States and Canada, and are actively evaluating expansion of the trial to other regions around the world.
The ALPHA3 trial design expands on findings from our Phase 1 ALPHA2 study and incorporates an investigational diagnostic developed by Foresight Diagnostics, Inc. This diagnostic test identifies patients who, despite achieving remission according to standard evaluations, remain at risk due to minimal residual disease (MRD) following 1L chemoimmunotherapy. Patients eligible for enrollment include those who achieve either a complete response or a near-complete partial response to initial treatment and would otherwise be monitored through observation as the current standard of care. The trial’s primary endpoint is event-free survival (EFS).
Initially, the trial was designed to randomize approximately 240 MRD-positive patients into one of three arms: (1) cema-cel therapy following lymphodepletion with standard fludarabine and cyclophosphamide (FC arm), (2) cema-cel therapy following lymphodepletion with fludarabine, cyclophosphamide, and ALLO-647 (an anti-CD52 monoclonal antibody) (FCA arm), or (3) standard-of-care observation (control arm). On August 1, 2025, we announced that we selected standard fludarabine and cyclophosphamide (FC) as the lymphodepletion regimen. This lymphodepletion regimen selection was made in conjunction with the ALPHA3 Data and Safety Monitoring Board (DSMB) and Steering Committee and following consultation with the U.S. Food and Drug Administration (FDA).

The FCA arm is now closed to further enrollment. This decision, made ahead of the scheduled futility analysis, was prompted by a Grade 5 adverse event in the FCA arm that has been attributed to the use of ALLO-647. The event occurred on Day 54 post-infusion from hepatic failure, believed to have resulted from disseminated adenovirus infection in the setting of immune suppression. This event was deemed unrelated to cema-cel. Severe viral infections have been rare across our clinical trials. However, when present, they have been attributed to immunosuppression due in part to ALLO-647. There have been no cases of adenoviral infection or hepatic failure in any participant treated with only FC lymphodepletion across our trials.
Following the adoption of standard FC in the ALPHA3 trial, none of our trials open to enrollment or pipeline programs include ALLO-647. Instead, we will advance its next-generation AlloCAR T product candidates using the proprietary Dagger® Platform Technology, which is designed to minimize or potentially eliminate the need for standard lymphodepletion.
The amended ALPHA3 trial now proceeds as a randomized study with two arms, comparing cema-cel after standard FC lymphodepletion to observation, the current standard of care. Statistical design of the trial and the prespecified study conduct remain the same. The next milestone will be the futility analysis comparing minimal residual disease (MRD) conversion and is expected to occur in the first half of 2026. The Company expects to provide the rates of MRD conversion between the two arms at the time of this announcement. As we seek to better understand the effectiveness of our updated enrollment strategies, we are currently not providing guidance regarding the timing of additional milestones beyond the futility analysis, but expect to do so following such milestone.
We have completed enrollment of 20 treated patients in an expansion cohort in a Phase 1b clinical trial (TRAVERSE) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic clear cell renal cell carcinoma (RCC). The Phase 1b expansion cohort evaluated ALLO-316 administered as a single dose of 80 million CAR T cells following a standard lymphodepletion regimen (fludarabine 30 mg/m²/day and cyclophosphamide 500 mg/m²/day for three days). On October 29, 2024, we announced that we had received Regenerative Medicine Advanced Therapy (RMAT) designation for ALLO-316 for adult patients with advanced or metastatic RCC.
In data presented on June 1, 2025, at the ASCO 2025 Annual Meeting, ALLO-316 demonstrated a confirmed overall response rate (ORR) of 31% in patients with high CD70 expression (TPS ≥50%), with 44% achieving at least a 30% reduction in tumor burden. Four out of five confirmed responders continue to maintain their responses, including one patient in sustained remission exceeding 12 months. The median duration of response (mDOR) has not yet been reached, underscoring the potential for long-term disease control.
We have implemented a diagnostic and treatment algorithm designed to mitigate treatment-associated immune effector cell-associated hyperinflammatory syndrome (IEC-HS) while preserving CAR T efficacy. We continue to believe this approach has proven effective by enabling early intervention and effective management, resulting in a safety profile consistent with standard lymphodepletion and active CAR T treatment.
In July 2025, we held an RMAT meeting with the FDA regarding next steps for the ALLO-316 development program, and we believe we have reached alignment with the FDA on the design of a registration trial for adult patients with advanced or metastatic RCC. We continue to actively explore strategic opportunities, including potential partnerships, to advance this program.
We are developing ALLO-329, a next-generation allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases (AID). Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in AID. In January 2025, we announced that the FDA had cleared our investigational new drug (IND) application for a Phase 1 rheumatology basket study of ALLO-329 (RESOLUTION trial) and we have now initiated the trial. Our RESOLUTION trial will evaluate the safety and efficacy of ALLO-329 across multiple autoimmune diseases, including systemic lupus erythematosus (SLE) (including lupus nephritis), idiopathic inflammatory myopathies (IIM), and systemic sclerosis (SSc). We anticipate having proof-of-concept data by the first half of 2026, which we anticipate will include both biomarker and clinical data. On April 27, 2025, we announced that ALLO-329 had received three Fast Track Designations (FTD) from the FDA for the treatment of adult patients with SLE, IIM, and SSc.
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
In May 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) under which we expanded the geographic territory for our CD19 license to include the European Union (EU) and the United Kingdom (UK). The Servier Amendment also grants us an option to further expand the licensed territory to include China and Japan upon the objective showing of sufficient resources to develop licensed products in those countries, which could be met through the Company entering into a strategic partnership covering those countries. In the coming months, we plan to seek scientific advice from EU and UK regulatory authorities to assist us with finalizing our regulatory strategy for the EU and the UK. Additionally, in February 2025, we entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics which expands our collaboration to enable the development of Foresight Diagnostics’ MRD assay in the EU, UK, Canada and Australia in support of our clinical development of cema-cel.
In May 2025, we initiated a workforce reduction of approximately 28% of our employees (Workforce Reduction) in connection with a reduction in manufacturing operations and a reprioritization of resources to focus on our ongoing clinical programs. We believe we currently hold sufficient inventory of cema-cel, ALLO-329, and ALLO-316 to meet our near-term clinical needs, including completing our current ALPHA3, RESOLUTION and TRAVERSE trials. The Workforce Reduction was substantially completed in the second quarter of 2025, and we estimate that we incurred approximately $3.3 million in cash-based expenses related to employee severance payments, benefits and related costs in connection with the Workforce Reduction. We may also incur other charges, including cash expenditures, not currently contemplated due to events that may occur as a result of, or are associated with, the Workforce Reduction.
Since inception, we have had significant operating losses. Our net loss was $50.9 million and $110.7 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, we had an accumulated deficit of $1.9 billion. As of June 30, 2025, we had $302.6 million in cash and cash equivalents and investments and we expect our cash runway to fund operations into the second half of 2027. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
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
In May 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) with Servier under which we: (1) expanded our territory under the Original Servier Agreement to include the European Union and the United Kingdom, and provided for an option to further expand our territory to include China and Japan, (2) waived certain of our rights to elect to convert certain of our license rights to a worldwide license, (3) revised our future milestone payments to coincide with Servier’s milestone payments to Cellectis under the Servier-Cellectis Agreement, (4) agreed to pre-pay a future €20 million milestone payment into an escrow account, and (5) increased the United States tiered royalty rates to a range from the low tens to the mid teen percentages, and agreed to an ex-U.S. royalty rate of 10%. For more information, see “Risk Factors—

Servier’s discontinuation of its involvement in the development of CD19 Products and Servier's disputes with Cellectis, or future disputes with us, may have adverse consequences.”
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
Strategic Collaboration Agreement with Foresight Diagnostics
On January 3, 2024, we entered into a Strategic Collaboration Agreement (the Foresight Agreement) with Foresight Diagnostics, Inc. (Foresight Diagnostics). Pursuant to the Foresight Agreement, the parties have agreed to collaborate on a non-exclusive basis in the development of Foresight Diagnostics’ MRD assay as an in vitro diagnostic to identify the MRD+ patient population to be enrolled in our ALPHA3 trial of cemacabtagene ansegedleucel, or cema-cel (previously known as ALLO-501A) for treatment of LBCL. Under the Foresight Agreement, we have agreed to use commercially reasonable efforts to obtain regulatory approval of cema-cel, and Foresight Diagnostics has agreed to use commercially reasonable efforts to obtain regulatory approval of an MRD assay for use as an in vitro diagnostic with cema-cel.
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
As of June 30, 2025, our revenue has been exclusively generated from the License Agreement with Overland Therapeutics. See Note 6 to our consolidated financial statements appearing in our Annual Report for more information related to our recognition of revenue and the License Agreement.
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

Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three and six months ended June 30, 2025 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year to date relate to costs incurred for the development of our most advanced product candidates and include:
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
Other Income (Expense), Net:
Interest and Other Income, Net
Interest and other income, net primarily consists of interest earned on our cash and cash equivalents and investments, investment gains and losses recognized and sublease income earned from our subtenants during the period.
Interest Expense
Interest expense related to the California Institute of Regenerative Medicine (CIRM) award is accrued upon cash receipt.
Other Income (Expenses), net
Other income (expenses), net, consist of non-operating income and expenses, including primarily our share of net losses for the period from, and impairment of, our equity investments.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following sets forth our results of operations for the three months ended June 30, 2025 and 2024 (in thousands, except percentage amounts):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	40,156	50,355	(10,199)	(20)%
General and administrative	14,281	16,087	(1,806)	(11)%
Impairment of long-lived assets	2,382	4,989	(2,607)	(52)%
Total operating expenses	56,819	71,431	(14,612)	(20)%
Loss from operations	(56,819)	(71,431)	14,612	(20)%
Other income (expense), net:
Interest and other income, net	6,187	4,988	1,199	24%
Interest expense	(268)	—	(268)	(100)%
Other income (expenses), net	(43)	85	(128)	(151)%
Total other income (expense), net	5,876	5,073	803	16%
Net loss	$(50,943)	$(66,358)	$15,415	(23)%

Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change
Personnel	$17,621	$19,139	$(1,518)
Development costs	11,019	18,377	(7,358)
Facilities and depreciation	9,598	10,281	(683)
Other	1,918	2,558	(640)
Total research and development expenses	$40,156	$50,355	$(10,199)
Our research and development expenses included $20.4 million of internal expenses and $19.7 million of external expenses for the three months ended June 30, 2025. Of the $19.7 million of external expenses for the three months ended June 30, 2025, $6.9 million was related to our cema-cel program. Our research and development expenses included $22.1 million of internal expenses and $28.3 million of external expenses for the three months ended June 30, 2024.
Research and development expenses were $40.2 million and $50.4 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $10.2 million was driven primarily by a decrease in development costs of $7.4 million related to the advancement of our product candidates and the timing of development activities and manufacturing runs, a decrease in personnel related costs of $1.5 million, including decreases in stock-based compensation expense of $3.0 million and salaries and benefits of $1.6 million partially offset by an increase of $3.1 million in severance expense related to the Workforce Reduction, and depreciation costs of $0.7 million attributable to the completion of useful life for certain machinery and equipment.
General and Administrative Expenses
General and administrative expenses were $14.3 million and $16.1 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $1.8 million was primarily due to a decrease in personnel related costs of $2.4 million, including $1.0 million related to a decrease in stock-based compensation expense, partially offset by an increase in other expenses of $0.6 million.
Impairment of long-lived asset
In June 2024, we made a decision to sublease one of our leased buildings in South San Francisco. We vacated and ceased occupancy of this building in June 2024 and actively marketed the leased building for sublease. We recorded long-lived asset impairment charge of $5.0 million for the three months ended June 30, 2024 based on the performed impairment analysis. During the three months ended June 30, 2025, we recorded an additional long-lived asset impairment charge of $1.0 million related to this subleased building. In addition, during three months ended June 30, 2025, we recorded equipment impairment of $1.3 million in conjunction with the Workforce Reduction.
Interest and Other Income, Net
Interest and other income, net was $6.2 million and $5.0 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $1.2 million was due to net gain of foreign exchange and sublease income, partially offset by lower interest earned on our cash, cash equivalents and investments.
Interest Expense
Interest expense was related to the CIRM award proceeds received for the three months ended June 30, 2025. No such interest expense was recorded for the three months ended June 30, 2024.
Other Income (Expenses), Net
For the three months ended June 30, 2025 and 2024, we recorded other expenses of less than of $0.1 million and other income of $0.1 million, respectively. Other income during the three months ended June 30, 2024 consisted of a gain from the

Organizational Restructuring of Overland Therapeutics, partially offset by the share of net losses in our equity method investments.

Comparison of the Six Months Ended June 30, 2025 and 2024
The following sets forth our results of operations for the six months ended June 30, 2025 and 2024 (in thousands, except percentage amounts):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Collaboration revenue - related party	$—	$22	$(22)	(100)%
Operating expenses:
Research and development	90,356	102,614	(12,258)	(12)%
General and administrative	29,272	33,354	(4,082)	(12)%
Impairment of long-lived assets	2,382	4,989	(2,607)	(52)%
Total operating expenses	122,010	140,957	(18,947)	(13)%
Loss from operations	(122,010)	(140,935)	18,925	(13)%
Other income (expense), net:
Interest and other income, net	11,703	10,421	1,282	12%
Interest expense	(418)	—	(418)	100%
Other income (expenses), net	49	(844)	893	(106)%
Total other income (expense), net	11,334	9,577	1,757	18%
Net Loss	$(110,676)	$(131,358)	$20,682	(16)%
Collaboration revenue - related party
Revenue recognized for the six months ended June 30, 2024 was mainly due to participation in the joint steering committee performance obligation related to the License Agreement entered into with Overland Therapeutics on December 14, 2020.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
Personnel	$39,179	$41,891	$(2,712)
Development costs	28,025	35,083	(7,058)
Facilities and depreciation	19,258	20,784	(1,526)
Other	3,894	4,856	(962)
Total research and development expenses	$90,356	$102,614	$(12,258)
Our research and development expenses included $44.6 million of internal expenses and $45.8 million of external expenses for the six months ended June 30, 2025. Of the $45.8 million of external expenses for the six months ended June 30, 2025, $13.1 million was related to our cema-cel program. Our research and development expenses included $47.5 million of internal expenses and $55.1 million of external expenses for the six months ended June 30, 2024.
Research and development expenses were $90.4 million and $102.6 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $12.3 million was driven primarily by a decrease in external costs of $7.1 million relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs, a decrease in personnel related costs of $2.7 million, including decreases in salaries and benefits of $4.2 million and stock-based compensation expense of $1.6 million, partially offset by an increase in severance expense of $3.1 million related to the

Workforce Reduction, and facilities and depreciation costs of $1.5 million attributable to the completion of useful life for certain machinery and equipment.
General and Administrative Expenses
General and administrative expenses were $29.3 million and $33.4 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $4.1 million was primarily due to a decrease in personnel related costs of $3.8 million, including $3.0 million related to a decrease in stock-based compensation expense, and other expenses of $0.3 million, attributable to decreases in legal and consulting expenses.
Impairment of long-lived asset
In June 2024, we made a decision to sublease one of our leased buildings in South San Francisco. We vacated and ceased occupancy of this building in June 2024 and actively marketed the leased building for sublease. We recorded long-lived asset impairment charge of $5.0 million for the six months ended June 30, 2024 based on the performed impairment analysis. During the six months ended June 30, 2025, we recorded an additional long-lived asset impairment charge of $1.0 million related to this subleased building. In addition, during the six months ended June 30, 2025, we recorded equipment impairment of $1.3 million in conjunction with the Workforce Reduction.
Interest and Other Income, Net
Interest and other income, net was $11.7 million and $10.4 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $1.3 million was due to net gain of foreign exchange and sublease income, partially offset by lower interest earned on our cash, cash equivalents and investments.
Interest Expense
Interest expense was related to the CIRM award proceeds received for the six months ended June 30, 2025. No such interest expense was recorded for the six months ended June 30, 2024.
Other Income (Expenses), Net
For the six months ended June 30, 2025 and 2024, we recorded other income of less than $0.1 million and other expense of $0.8 million, respectively. The increase in other income (expenses), net of $0.9 million was primarily due to a decrease in the share of net losses in our equity method investments, partially offset by a gain from the Organizational Restructuring of Overland Therapeutics.
Liquidity and Capital Resources
To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2025, we had $302.6 million in cash, cash equivalents and investments. We believe that the aggregate of our current cash, cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Quarterly Report is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Overland Therapeutics, and our May 2024 registered offering. In May 2024, we completed a registered offering pursuant to which we issued and sold 37,931,035 shares of our common stock. We received net proceeds of $105.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In November 2019, we entered into a sales agreement with TD Securities (U.S.A.) LLC (f/k/a Cowen and Company, LLC) (TD Cowen), as amended on November 2, 2022 and November 2, 2023, under which we may from time to time issue and sell shares of our common stock through TD Cowen in ATM offerings. During the six months ended June 30, 2025, we sold an aggregate of 4,979,153 in ATM offerings resulting in net proceeds of $11.5 million. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(91,959)	$(119,487)
Investing activities	50,011	96,746
Financing activities	19,062	110,253
Net increase (decrease) in cash and cash equivalents and restricted cash	$(22,886)	$87,512
Operating Activities
During the six months ended June 30, 2025, cash used in operating activities of $92.0 million was attributable to a net loss of $110.7 million, a decrease of $10.5 million in our net operating assets and liabilities, partially offset by non-cash charges of $29.2 million. The non-cash charges consisted primarily of stock-based compensation expense of $20.9 million, depreciation of $6.2 million, impairment of long-lived assets of $2.4 million and non-cash rent expense of $2.3 million, partially offset by net amortization and accretion on investment securities of $2.5 million. The change in operating assets and liabilities was primarily due to a decrease in operating lease liabilities of $3.8 million, a decrease in accrued and other current liabilities of $3.5 million, an increase in deposit in escrow of $2.7 million and an increase in other long-term assets of $1.5 million, partially offset by a decrease in prepaid expense and other current assets of $1.2 million.
During the six months ended June 30, 2024, cash used in operating activities of $119.5 million was attributable to a net loss of $131.4 million and a decrease of $24.0 million in our net operating assets and liabilities, partially offset by non-cash charges of $35.9 million. The non-cash charges consisted primarily of stock-based compensation expense of $25.5 million, depreciation of $7.2 million, impairment of long-lived assets of $5.0 million, non-cash rent expense of $2.7 million and our share of equity investments’ net losses for the period of $0.6 million, partially offset by net amortization and accretion on investment securities of $5.0 million. The change in operating assets and liabilities was primarily due to a $21.4 million deposit placed in escrow related to the Servier Amendment, decrease in accrued and other current liabilities of $6.7 million, decrease in operating lease liabilities of $2.8 million and increase in prepaid expenses and other current assets of $2.0 million, partially offset by an increase in accounts payable of $6.7 million and decrease in other long-term assets of $2.1 million.
Investing Activities
During the six months ended June 30, 2025, net cash provided by investing activities of $50.0 million was related to cash provided by investment maturities of $110.3 million, partially offset by cash used in the purchase of investments of $60.1 million.
During the six months ended June 30, 2024, net cash provided by investing activities of $96.7 million was related to cash provided by investment maturities of $220.5 million, partially offset by cash used in the purchase of investments of $123.7 million.
Financing Activities
During the six months ended June 30, 2025, cash provided by financing activities of $19.1 million was related to cash provided by net proceeds from the issuance of common stock through ATM transactions of $11.5 million, proceeds from the CIRM award of $6.9 million and the sale of common stock through our employee stock purchase plan of $0.6 million.
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
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Foresight. Under these agreements we are required to make milestone payments upon successful completion of certain development, regulatory and/or sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and/or commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of June 30, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our consolidated financial statements included in our Annual Report.
Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in South San Francisco, California, as well as lease payments on our cell manufacturing facility in Newark, California (CF1). For additional information regarding our lease obligations, see Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
On October 6, 2020, we announced we entered into a strategic five-year collaboration agreement with MD Anderson for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. We and MD Anderson are collaborating on the design and conduct of preclinical and clinical studies with oversight from a joint steering committee. Under the terms of the agreement, we have committed up to $15.0 million of funding for the duration of the agreement. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance. We made an upfront payment of $3.0 million to MD Anderson in the year ended December 31, 2020 and made additional upfront payments of $3.0 million to MD Anderson in October 2023 and June 2025. We are committed to make further payments to MD Anderson each year upon the anniversary of the agreement effective date through the duration of the agreement term, however, if MD Anderson has sufficient funds to continue the agreed-upon research projects, we may defer the additional payment to a later date. The agreement may be terminated by either party for material breach by the other party. Individual studies may be terminated for, among other things, material breach, health and safety concerns or where the institutional review board, the review board at the clinical site with oversight of the clinical study, requests termination of any study. Where any legal or regulatory authorization is finally withdrawn or terminated, the relevant study will also terminate automatically.
In July 2020, we entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at CF1, our manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. We are obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by us will result in a termination payment due of approximately $4.3 million. In connection with the agreement, we maintain a letter of credit for the benefit of the service provider in the amount of $4.3 million.
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
Interest Rate Risk
Our cash and cash equivalents and investments of $302.6 million as of June 30, 2025 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on June 30, 2025 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target basis to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of June 30, 2025, we had $23.5 million of deposit placed in escrow and less than $0.1 million current liabilities denominated in foreign currency.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Risks related to serious adverse events (SAEs) in the discontinued fludarabine, cyclophosphamide, and ALLO-647 (FCA) arm of our ALPHA3 trial, including the Grade 5 SAE, could lead to regulatory actions, negative perceptions, and potential product liability claims.
•No CAR T therapy has been approved as a part of first-line consolidation strategy for the treatment of large B-cell lymphoma (LBCL) patients, which presents significant regulatory, commercial, and operational risks, and there is no assurance of success in this unproven setting.
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
•There is uncertainty regarding whether the use of fludarabine and cyclophosphamide (FC) without ALLO-647 will achieve sufficient lymphodepletion to support the efficacy of our allogeneic CAR T product candidate in the ALPHA3 trial.
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
Risks Related to Our Financial Position and Capital Needs
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, securing related intellectual property rights, building our product manufacturing infrastructure, including a dedicated good manufacturing practices (GMP) manufacturing facility, manufacturing our clinical product candidates and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2024, we reported a net loss of $257.6 million. For the six months ended June 30, 2025, we reported a net loss of $110.7 million. As of June 30, 2025, we had an accumulated deficit of $1.9 billion.
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
As of June 30, 2025, we had $302.6 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

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
In addition, since we are in the early stages of clinical development, we do not know all the doses to be evaluated in pivotal trials or, if approved, commercially. Finding a suitable dose for our cell therapy product candidates may delay our anticipated clinical development timelines. These unknowns and other emerging findings from our clinical trials may result in protocol amendments, which may result in additional costs and may also delay our anticipated clinical development timelines. For example, our decision to terminate the FCA arm (fludarabine, cyclophosphamide, and ALLO-647) in our ALPHA3 trial resulted in a protocol amendment that has resulted in additional costs and could delay our anticipated clinical development timeline. In addition, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors.
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
In our ALPHA3 trial, we are advancing cema-cel for the treatment of patients with LBCL who have completed standard first line therapy and have attained a remission, but who still test positive for minimal residual disease (MRD). As part of this trial, under Investigational Device Exemption (IDE), we are using an investigational assay developed by Foresight Diagnostics to determine if a patient is MRD positive. The MRD assay represents a novel approach to detecting the presence of minimal disease and the design of our trial is based on certain assumptions regarding the performance of the MRD assay, including assumptions regarding the anticipated MRD+ rate being consistent with published data. There is a risk that the assay may not function as intended and that the assay may not be sufficiently sensitive to detect the presence of low levels of MRD or sufficiently specific to avoid unacceptable rates of false positives. There is also a risk that the MRD+ rate observed in ALPHA3 may be lower than the previously reported rates as a result of the patient population screened, availability of sufficient patient test material, the performance of the test, and other factors that differ from previously reported rates. In addition, there are logistical risks with collecting and sending patient samples to Foresight Diagnostics for testing, and there is a risk that the MRD assay will not be timely performed on the patient samples. If the MRD assay does not function as intended (e.g., false negatives/positives, or the MRD+ rate is lower than expected), or if the MRD assay is not timely performed on patient samples, it could negatively impact the rate of enrollment, the clinical results of, or the feasibility of the ALPHA3 trial, or negatively impact the market opportunity for cema-cel. In addition, we are reliant on Foresight Diagnostics to perform MRD testing. A delay or failure by Foresight Diagnostics to perform MRD testing may negatively impact our ability to conduct the ALPHA3 trial as planned, or prevent us from conducting the ALPHA3 trial.
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
Our product candidates may cause undesirable side effects or have other properties that have halted and could in the future halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.*
Future undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T therapies and those under development have shown frequent rates of CRS, neurotoxicity including ICANS, serious infections, prolonged cytopenia and hypogammaglobulinemia, hemophagocytic lymphohistiocytosis/macrophage activation syndrome (HLH/MAS), immune effector cell-associated HLH-like syndrome (IEC-HS) and adverse events have resulted in the death of patients. We have observed certain of these adverse events for our allogeneic CAR T product candidates. Other adverse events could also emerge in autologous CAR T therapies over time. For instance, patients who received an autologous anti-BCMA CAR T cell therapy have experienced neurocognitive and hypokinetic movement disorder with features of Parkinson’s disease that emerged months after treatment and may have been due to BCMA expression within the brain. Our anti-BCMA product candidates have the risk of causing similar adverse events.
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
Our allogeneic CAR T cell product candidates may also cause unique adverse events related to the differences between the donor and patients, such as GvHD or infusion reactions. In addition, we utilize a lymphodepletion regimen that caused serious adverse events. For instance, because some regimens are expected to cause a deep and sometimes prolonged immune suppression, patients will have an increased risk of infection that may be unable to be cleared by the patient and ultimately lead to other serious adverse events or death. For example, a patient death occurred in the FCA arm (fludarabine, cyclophosphamide, and ALLO-647) of our ALPHA3 trial. This Grade 5 SAE, which occurred on Day 54 post-infusion, involved fulminant hepatic failure caused by disseminated adenovirus infection, potentially worsened by acetaminophen toxicity. The depth of immunosuppression likely associated with ALLO-647 is believed to have increased susceptibility to this viral infection.
Our lymphodepletion regimen has caused such adverse events and may also cause prolonged cytopenia and aplastic anemia. We have previously explored and may in the future explore various dosing strategies for lymphodepletion in our clinical trials, such as including varying doses of the chemotherapy agents and/or other components, or eliminating one or more of the agents, which may alter the risk of SAEs or have other undesirable outcomes such as a reduction of the efficacy of treatment.
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
If unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate a development program, a trial or certain arms of a trial, or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, as a result of the Grade 5 SAE in the ALPHA3 trial described above, we have terminated the FCA arm of the ALPHA3 trial, and the trial will now move forward as a two arm trial under which patients will be randomized equally (1:1) into either the FC lymphodepletion arm or standard-of-care observation. Additionally, we have terminated all further development of ALLO-647. Any data safety monitoring board may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. We have trained and expect to have to train medical personnel using CAR T cell product candidates to understand the side effect profile of our product candidates for both our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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
In addition, for any trials that may be completed, we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. For example, the FDA may determine that results from our Phase 2 ALPHA3 trial are not sufficient to establish that cema-cel is safe and effective, and the FDA may require additional trials. Additionally, although the EMA has previously granted Marketing Authorizations for products even when their clinical development programs did not involve any European sites, the regulatory landscape for CAR T products continues to evolve, and the EMA may require us to conduct clinical trials in the EU in order to obtain approval. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
Risks related to SAEs in the discontinued FCA arm of our ALPHA3 trial, including the Grade 5 SAE, could lead to regulatory actions, negative perceptions, and potential product liability claims.*
Although the FCA arm of our ALPHA3 clinical trial has been terminated following a Grade 5 SAE, patients who previously received the FCA regimen remain at risk for experiencing further SAEs. Both the previously observed Grade 5 SAE and any additional SAEs that may occur could prompt regulatory authorities, including the FDA, to request additional safety data, require enhanced patient monitoring, or impose other conditions or restrictions on our clinical program. Such regulatory actions could delay our clinical development timelines, increase operational costs, and impact our ability to efficiently progress our trials. Additionally, such SAEs could adversely affect perceptions among physicians and patients, potentially limiting future enrollment in ongoing or planned studies and affecting the market acceptance of our therapies. Furthermore, such SAEs may expose us to potential product liability claims, which could materially harm our reputation, financial condition, and business prospects.
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
In certain foreign jurisdictions, such as the European Union (EU), we anticipate that the CLARITY assay will be regulated as an in vitro diagnostic medical device. The timeline for this approval of CLARITY in jurisdictions outside the U.S. may be protracted due to the evolving regulatory landscape for medical devices, particularly in the EU, the complexity of demonstrating clinical utility for novel MRD assays, and potential resourcing constraints, such as within EU regulatory bodies.
Further, we do not own or control the CLARITY assay or its regulatory approval process. As a result, we are dependent on others to complete the necessary regulatory filings, respond to inquiries from regulators, and obtain regulatory approvals, such as EU Clinical Trial Application (CTA) approval, in a timely manner. If they experience delays, fail to meet regulatory requirements, or prioritize other programs over the CLARITY assay, our clinical development efforts outside the U.S. could be significantly delayed. We may have limited visibility into the approval timeline and decision-making process, which could hinder our ability to accurately forecast any trial initiation and enrollment.
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
We may not be able to submit INDs or equivalent foreign applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or other comparable foreign regulatory authorities may not permit us to proceed.*
We plan to submit investigational new drug (IND) applications or IND amendments and equivalent foreign applications for current and potentially new product candidates or indications in the future. We cannot be sure that submission of an IND or IND amendment or an equivalent foreign application will result in the FDA or other comparable foreign regulatory authorities allowing testing and clinical trials to begin on our anticipated timelines, if at all, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect Chemistry, Manufacturing and Controls (CMC) related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs or IND amendments. For instance, if we introduce changes to the manufacturing of our product candidates, regulatory authorities may require additional studies or clinical data to support the changes, which could delay our clinical trial timelines. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, IND amendment or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.
In addition, we have an open IND for ALLO-647, which was being used as part of lymphodepletion in certain of our clinical trials. Currently, we have no further plans to use ALLO-647 in any current or future clinical trial.
We may encounter substantial delays in our clinical trials, or may not be able to conduct our trials on the timelines we expect.*
Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Even if our trials begin as planned, issues may arise that could suspend or terminate such clinical trials or a portion thereof. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:
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
We operate CF1, our manufacturing facility located in Newark, California, that is designed to support our clinical trials and potential commercial production and worldwide distribution of allogeneic CAR T cell products for blood cancers, solid tumors and autoimmune diseases. Introducing any product manufactured at our manufacturing facility into an ongoing clinical trial would be subject to FDA review, and may result in increased costs and delays in conducting such trial, submitting a biologics license application (BLA) and/or gaining FDA or other comparable foreign regulatory authority approval. Similar conditions may apply if we make process changes to our product candidates, as we plan to do for our BCMA program. In addition, any process or raw material change could introduce unacceptable product variability and impact our ability to manufacture on a consistent and reproducible basis. Ultimately, any failure or delays in manufacturing and qualification of our product candidates at our CDMO or at our own manufacturing facility could delay our clinical trials.
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
Reduced manufacturing operations may limit our ability to timely support our development programs.*
In May 2025, we made the decision to reduce activities within our manufacturing operations, and focus our resources on our ongoing clinical programs, which resulted in a reduction in force (Workforce Reduction). While we believe we currently hold sufficient inventory of cema-cel, ALLO-329, and ALLO-316 to meet our near-term clinical needs, including completing our current ALPHA3, RESOLUTION and TRAVERSE trials, this operational scale-down introduces several risks that could adversely affect our business in both the near and long term.

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
Our Workforce Reduction undertaken to extend our cash runway and focus more of our capital resources on our prioritized research and development programs might not achieve our intended outcome.*
In May 2025, our board of directors approved an approximately 28% reduction in our employee workforce in connection with a reduction in manufacturing operations and a reprioritization of resources to focus on our clinical programs. The Workforce Reduction may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the Workforce Reduction. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and, to the extent required, we might not successfully distribute the duties and obligations of our terminated employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the Workforce Reduction, or if we experience significant adverse consequences from the Workforce Reduction, our business, financial condition and results of operations may be materially adversely affected.
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
Significant political, trade, regulatory developments, and other circumstances beyond our control, including as a result of recently announced tariffs, could have a material adverse effect on our financial condition or results of operations.*

Significant political, trade, or regulatory developments in the jurisdictions in which we develop our product candidates, such as those stemming from U.S. federal policy shifts, are difficult to predict and may have a material adverse effect on us. Policy shifts that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. In April 2025, the U.S. government announced substantial new tariffs and indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments announced or implemented retaliatory tariffs and other protectionist measures. Since then, the U.S. government has announced various trade deals and ongoing negotiations with other countries/regions that will move down the tariff levels in certain areas. In August 2025, however, the U.S. government announced new tariffs affecting a wide array of countries, including a baseline tariff of approximately 10–15%, with country-specific rates reaching as high as 25–39%, potentially impacting pharmaceutical imports from regions such as the EU under a new trade agreement. As relevant policies are rapidly evolving, it may be difficult to evaluate their potential future impacts, and we will closely monitor these policy changes and their potential impact. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. In addition, the Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. Although we currently have no near-term needs for raw materials, we have historically relied upon, and may in the future rely on, third parties for third-party contractors to manufacture cGMP raw materials that are used for the manufacturing of our product candidates. Current or future tariffs may result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components.
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
•conditioning patients with chemotherapy or other lymphodepletion agents in advance of administering our product candidates, which may be difficult to source, costly or increase the risk of infections and other adverse side effects;
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
There is uncertainty regarding whether the use of FC without ALLO-647 will achieve sufficient lymphodepletion to support the efficacy of our allogeneic CAR T product candidate in the ALPHA3 trial.*
Our ALPHA3 clinical trial is now proceeding exclusively with a lymphodepletion regimen consisting of FC without ALLO-647, and there is uncertainty regarding whether FC alone will achieve sufficient lymphodepletion to support the efficacy of our allogeneic CAR T therapy, cema-cel. Previously, the FCA regimen was anticipated to enhance CAR T cell expansion and persistence by reducing host immune system interference; however, the FCA arm was terminated following a Grade 5 SAE. Although initial MRD conversion data from the FC arm suggests potential efficacy, this preliminary data is limited, and derived from a small patient cohort. Therefore, there remains a risk that the FC lymphodepletion regimen alone may not sufficiently suppress the patient’s immune system to allow adequate expansion, persistence, and efficacy of the CAR T cells, potentially resulting in suboptimal clinical outcomes. If the FC regimen proves inadequate, we may be required to amend the study design to enhance lymphodepletion, which could significantly delay the completion of the trial. This risk, and any resulting delays, could materially impact our clinical trial success, regulatory approval prospects, and overall business and financial performance.
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
We rely on an agreement with Cellectis for exclusive rights to use TALEN technology for 15 select cancer targets, including BCMA, FLT3, CD70, DLL3, Claudin 18.2 and other targets included in our pipeline. We also rely on Cellectis, through our agreement with Servier, for exclusive rights to UCART19, ALLO-501 and cema-cel. Any other gene-editing technology used to research and develop product candidates directed at targets not covered by our existing agreements with Cellectis and Servier will require significant investment and time for advancement. In addition, the Cellectis gene-editing technology may fail to produce viable product candidates. Moreover, both Servier and Cellectis may terminate our respective agreements in the event of a material breach of the agreements, or upon certain insolvency events. Cellectis has challenged and may in the future challenge certain performance by Servier, such as its development of products licensed under the Cellectis-Servier Agreement in acute lymphoblastic leukemia, and any failure by those parties to resolve such matters may have an adverse impact on us. There is an ongoing arbitration between Cellectis and Servier regarding this dispute under which Cellectis is seeking to terminate the Cellectis-Servier Agreement, which would automatically terminate our sublicense from Servier. Although both the Cellectis-Servier Agreement and our Servier sublicense provide that in the event of termination of the

Cellectis-Servier Agreement, Cellectis agrees to enter into good faith negotiations with us for a direct license on terms substantially similar in scope and grant, there can be no assurance that we will be able to obtain such a direct license. If our agreements were terminated and we were unable to obtain a new license, we would be required to seek other gene editing technology or abandon our cema-cel or ALLO-316 programs, both of which could materially impact our business and financial position. Further, alternative gene editing technology may not be available to us on reasonable terms, or at all, and advancing other gene editing technology would require significant resources.
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
Our IND applications name specific third-party vendors to supply certain raw materials, components, technology, and services that are essential to manufacturing our product candidates. We do not have the ability to rapidly secure alternative sources for these materials or services. In addition, because these vendors are specified in our INDs, any change to a new vendor would require additional regulatory submissions and approvals, which could significantly delay or complicate our product development efforts. If any of these vendors becomes unable or unwilling to supply the products or services we require on acceptable terms, in sufficient quantities, or in compliance with applicable regulatory requirements, we may experience:
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
Cellectis has publicly stated that it does not believe that: (1) the Servier-Cellectis Agreement permits Servier to grant a world-wide sub-license to us; and (2) Servier has not complied with its performance obligations under the Servier-Cellectis Agreement, which Cellectis believes may involve material breaches thereof. Cellectis has initiated an arbitration proceeding against Servier through the Centre de Médiation et d'Arbitrage de Paris, wherein Cellectis is seeking a decision terminating the Servier-Cellectis Agreement, and seeking certain compensation. In its Form 6-K filed with the SEC on August 4, 2025, Cellectis noted that the arbitral decision is expected to be rendered on or before December 15, 2025. Cellectis has asserted that a favorable determination by the arbitral tribunal, if achieved, would return development and commercialization rights for the licensed products back to Cellectis. Although Servier has advised us that they believe Cellectis’ claims are without merit, there is a risk that Cellectis may prevail in the arbitration and terminate the Servier-Cellectis Agreement. Additionally, although we believe the Servier-Cellectis Agreement grants Servier the right to grant sublicenses without further consent from Cellectis, there is a risk that Cellectis may challenge the expansion of our territory under the Servier Agreement to regions outside the U.S. The Servier Agreement provides us with certain rights to obtain a direct license with Cellectis in the event the Servier-Cellectis Agreement is terminated, however, there can be no assurance that we will be able to obtain such a direct license. Additionally, although the Servier-Cellectis Agreement grants Servier the right to grant sublicenses without further consent from Cellectis, there is a risk that Cellectis could seek to challenge the expansion of our rights under the Servier Agreement to include the European Union and the United Kingdom. The termination of the Servier-Cellectis Agreement, our failure to obtain a direct license with Cellectis after such termination, or a successful challenge to the territorial expansion of our rights under the Servier Agreement would have a significant adverse impact on our business, financial condition, and prospects.
Our oncology development strategy previously relied on incorporating an anti-CD52 monoclonal antibody as part of the lymphodepletion preconditioning regimen prior to infusing allogeneic CAR T cell product candidates.*
Previously, certain of our oncology product candidates utilized an anti-CD52 monoclonal antibody (ALLO-647) as part of a lymphodepletion regimen to be infused prior to infusing our product candidates. The anti-CD52 antibody may reduce the likelihood of a patient’s immune system rejecting the engineered allogeneic T cells for a sufficient period of time to enable a window of persistence during which such engineered allogeneic T cells can actively target and destroy cancer cells. However, the antibody may not have the benefits that we anticipate and could have adverse effects. For instance, our lymphodepletion regimen, including using an anti-CD52 antibody, will cause immune suppression that can be of unpredictable depth and duration and that may be associated with an increased risk of infection, such as to common viral or bacterial or opportunistic pathogens, that may be unable to be cleared and ultimately lead to other SAEs or death.
In the prior CALM and PALL trials, a commercially available monoclonal antibody, alemtuzumab, that binds CD52 was used. Alemtuzumab is known to have risk of causing certain adverse events. In 2020, within the context of a procedure based on Article 20 of Regulation 726/2204 (EMA Regulation), the EMA completed a pharmacovigilance review of alemtuzumab in the context of the treatment of multiple sclerosis following reports of immune-mediated conditions and problems affecting the heart and blood vessels, including fatal cases. The EMA recommended that alemtuzumab should not be used in patients with certain heart, circulation or bleeding disorders or in patients who have autoimmune disorders other than multiple sclerosis. The EMA also recommended that alemtuzumab only be given in a hospital with ready access to intensive care facilities and specialists who can manage serious adverse reactions. The previous use of our anti-CD52 antibody may result in the same or similar adverse events as alemtuzumab.
To secure our own readily available source of anti-CD52 antibody, we were previously developing our own monoclonal anti-CD52 antibody, ALLO-647, which we used in certain of our clinical trials. ALLO-647 may cause SAEs that alemtuzumab may cause, including fatal adverse events, infusion related reactions, immune thrombocytopenia, glomerular nephropathies, thyroid disorders, autoimmune cytopenias, autoimmune hepatitis, hemophagocytic lymphohistiocytosis, acquired hemophilia, infections, stroke, and progressive multifocal leukoencephalopathy. For example, a patient death occurred in the recently discontinued FCA arm of our ALPHA3 trial. This Grade 5 SAE, which occurred on Day 54 post-infusion, involved fulminant hepatic failure caused by disseminated adenovirus infection, potentially worsened by acetaminophen toxicity. The depth of immunosuppression likely associated with ALLO-647 is believed to have increased susceptibility to this viral infection. In addition, we may explore various dosing strategies for lymphodepletion in our clinical trials, such as including varying doses of the chemotherapy agents and/or other agents or eliminating one or more of the agents, which may alter the risk of SAEs or have other undesirable outcomes such as a reduction of the efficacy of treatment. Additionally, our experimental lymphodepletion regimens may show different safety profiles when paired with different allogeneic CAR T product candidates such that regimens deemed safe with one CAR T product candidate may be determined to be associated with unacceptable toxicity when combined with another CAR T candidate or with the same candidate in a different patient population. If observed, these differences may require additional clinical exploration and may cause delays in the execution or termination of development campaigns. See the section entitled "Business—Product Pipeline and Development Strategy" included in our Annual Report for information on safety events.
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
We rely on third parties to manufacture and store our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.*
While we utilize CF1 for clinical manufacturing of our CAR T product candidates, we will continue to use CDMOs to manufacture several core reagents, and for distribution logistics. There can be no assurance that we will not experience supply or manufacturing issues related to our product candidates or core reagents in the future.
We do not have long-term agreements in place with CDMOs for the manufacture of our cell therapies. If we are unable to contract with CDMOs on acceptable terms or at all, our clinical development program would be delayed and our business would be significantly harmed.
We have built CF1 and have transitioned the manufacturing of our product candidates to our manufacturing facility, and we are reliant on CF1 as our sole manufacturing site for our product candidates. Manufacturing product candidates in our own facility requires that we meet certain regulatory conditions, which may delay or extend our clinical trial timelines. If, for any reason, we are unable to continue manufacturing our product candidates at CF1, there is a risk that we may need to re-engage a CDMO to manufacture material, which would be costly and there is a risk that the CDMO may be unavailable or may fail in manufacturing, such as due to the CDMO having to retrain its personnel, or train new personnel, to manufacture our material. Any disruptions to CF1’s operations, whether due to regulatory non-compliance, supply chain constraints, equipment failures, natural disasters, or other unforeseen circumstances, could have a material adverse effect on our ability to manufacture our products and meet clinical or commercial demand. If CF1 becomes unavailable for any reason, our ability to continue product development and commercialization could be significantly impaired, leading to delays, increased costs, and potential loss of revenue.
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
Our contract manufacturers would also be subject to the same risks we face in developing our own manufacturing capabilities, as described above. Our potential future CDMOs may also be required to shut down in response to health epidemics or pandemics, or they may prioritize manufacturing for therapies or vaccines for other diseases. In addition, our CDMOs have certain responsibilities for storage of raw materials and in the past have lost or failed to adequately store our raw materials. We also rely on third parties to store our released product candidates, and any failure to adequately store our product candidates could result in significant delay to our development timelines. Any additional or future damage or loss of raw materials or product candidates could materially impact our ability to manufacture and supply our product candidates. Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or other comparable foreign regulatory authorities or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.
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
•the FDA, EMA, or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or any changes thereto submitted in protocol amendments;
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
Regenerative Medicine Advanced Therapy designation and fast track designation may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.*
We have received Regenerative Medicine Advanced Therapy (RMAT) designation for cema-cel, ALLO-316, and ALLO-715 and fast track designation for ALLO-316 and ALLO-329. There is no assurance that we will be able to obtain RMAT designation or fast track designation for any of our additional product candidates. RMAT designation and fast track designation do not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation and fast track designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.
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
The current administration is pursuing policies to reduce regulations and expenditures across government including at the U.S. Department of Health and Human Services (HHS), the FDA, the Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing “Most-Favored-Nation” pricing for pharmaceutical products. If implemented, a “Most-Favored-Nation” pricing policy that is determined to apply to us and any of our products that receives regulatory approval based on a reference to the lowest ex-U.S. list price for such products, could significantly reduce the U.S. list price for such products and likewise reduce our annual market opportunity in the United States.
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
Third parties may assert that we or our collaboration partners infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us and/or our collaboration partners. For example, in July 2024 Roche Molecular Systems, Inc. and Roche Sequencing Solutions, Inc. (collectively, Roche) filed lawsuits in Federal District Courts in California and Delaware against Foresight Diagnostics Inc. (Foresight Diagnostics), who is our collaboration partner, as well as Stanford University and three of Foresight’s founders, alleging misappropriation of trade secrets, unfair competition and breach of contract relating to Foresight Diagnostics’ PhasED-Seq Circulating Tumor DNA Platform which is being used as part of our ALPHA3 clinical trial to identify MRD+ patients. As part of the lawsuit, Roche seeks to obtain ownership of certain Stanford patents covering the PhasED-Seq technology that are licensed to Foresight Diagnostics. Foresight Diagnostics has stated that it believes that Roche’s allegations are meritless and that it intends to vigorously defend against the case. In August 2025, the parties filed a joint stipulation indicating that Roche and Foresight have entered into a term sheet to resolve the litigation for all parties. The term sheet obligates the parties to negotiate and finalize a definitive settlement agreement by August 29, 2025. The parties have asked the Court to stay the litigation pending final resolution. If Roche obtains an injunction or otherwise prevails in its lawsuits, we may be required to seek alternative means for gaining access to the PhasED-Seq MRD assay or find an alternative MRD assay to use in the ALPHA3 trial, either of which may not be available to us on commercially reasonable terms or at all, and/or could significantly delay or prevent the completion of the trial or our plans to commercialize cema-cel as part of a 1L consolidation strategy, if approved, which could materially adversely affect our business, operating results and financial condition.
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

10.1+	Non-employee director compensation policy, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2025).

10.2+
Non-employee Director Restricted Stock Unit Grant Notice and Award Agreement, as amended (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2025).

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

Date: August 13, 2025	By:	/s/ David Chang
David Chang, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Geoffrey Parker
Geoffrey Parker
Chief Financial Officer (Principal Financial Officer)