Form 10-Q
period 2025-09-30
Allogene Therapeutics, Inc.
filed 2025-11-06
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 4, 2025, the registrant had 224,730,144 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$37,815	$75,218
Short-term investments	214,379	217,258
Prepaid expenses and other current assets	8,525	10,910
Total current assets	260,719	303,386
Long-term investments	24,944	80,673
Operating lease right-of-use asset	40,935	45,205
Property and equipment, net	75,896	86,056
Deposit placed in escrow	23,472	20,773
Restricted cash	10,292	10,292
Other long-term assets	3,513	2,325
Total assets	$439,771	$548,710
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,699	$5,394
Accrued and other current liabilities	28,134	30,129
Total current liabilities	31,833	35,523
Lease liability, noncurrent	77,134	83,247
Other long-term liabilities	15,475	7,761
Total liabilities	124,442	126,531
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares were issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 223,163,672 and 212,210,597 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	223	212
Additional paid-in capital	2,286,770	2,241,879
Accumulated deficit	(1,971,899)	(1,819,823)
Accumulated other comprehensive loss	235	(89)
Total stockholders’ equity	315,329	422,179
Total liabilities and stockholders’ equity	$439,771	$548,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue - related party	$—	$—	$—	$22
Operating expenses:
Research and development	31,164	44,713	121,520	147,327
General and administrative	13,737	16,333	43,009	49,687
Impairment of long-lived assets	—	10,728	2,382	15,717
Total operating expenses	44,901	71,774	166,911	212,731
Loss from operations	(44,901)	(71,774)	(166,911)	(212,709)
Other income (expense), net:
Interest and other income, net	3,926	6,705	15,629	17,126
Interest expense	(344)	(100)	(762)	(100)
Other income (expenses), net	(81)	(1,124)	(32)	(1,968)
Total other income (expense), net	3,501	5,481	14,835	15,058
Net loss	(41,400)	(66,293)	(152,076)	(197,651)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale investments	280	937	324	1,112
Net comprehensive loss	$(41,120)	$(65,356)	$(151,752)	$(196,539)
Net loss per share, basic and diluted	$(0.19)	$(0.32)	$(0.70)	$(1.04)
Weighted-average number of shares used in computing net loss per share, basic and diluted	222,038,680	209,188,551	218,800,085	189,519,897
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2024	212,210,597	$212	$2,241,879	$(1,819,823)	$(89)	$422,179
Issuance of common stock upon exercise of stock options and vesting of RSU's	2,158,522	2	(2)	—	—	—
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.2 million	3,842,282	4	9,998	—	—	10,002
Stock-based compensation	—	—	12,175	—	—	12,175
Employee stock purchase plan	386,861	1	637	—	—	638
Net loss	—	—	—	(59,733)	—	(59,733)
Net unrealized gain on available-for-sale investments	—	—	—	—	132	132
Balance - March 31, 2025	218,598,262	219	2,264,687	(1,879,556)	43	385,393
Issuance of common stock upon exercise of stock options and vesting of RSUs	398,743	—	—	—	—	—
Issuance of common stock from ATM offering	1,136,871	1	1,513	—	—	1,514
Stock-based compensation	—	—	8,685	—	—	8,685
Net loss	—	—	—	(50,943)	—	(50,943)
Net unrealized loss on available-for-sale investments	—	—	—	—	(88)	(88)
Balance - June 30, 2025	220,133,876	220	2,274,885	(1,930,499)	(45)	344,561
Issuance of common stock upon exercise of stock options and vesting of RSU's	269,915	—	—	—	—	—
Issuance of common stock from ATM offering	2,497,894	3	2,976	—	—	2,979
Stock-based compensation	—	—	8,652	—	—	8,652
Employee stock purchase plan	261,987	—	257	—	—	257
Net loss	—	—	—	(41,400)	—	(41,400)
Net unrealized gain on available-for-sale investments	—	—	—	—	280	280
Balance - September 30, 2025	223,163,672	$223	$2,286,770	$(1,971,899)	$235	$315,329

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2023	168,642,238	$169	$2,075,252	$(1,562,233)	$(955)	$512,233
Issuance of common stock upon exercise of stock options and vesting of RSUs	1,551,729	1	793	—	—	794
Vesting of early exercised common stock	—	—	532	—	—	532
Stock-based compensation	—	—	11,924	—	—	11,924
Employee stock purchase plan	259,000	—	856	—	—	856
Net loss	—	—	—	(65,000)	—	(65,000)
Net unrealized gain on available-for-sale investments	—	—	—	—	28	28
Balance - March 31, 2024	170,452,967	170	2,089,357	(1,627,233)	(927)	461,367
Issuance of common stock upon exercise of stock options and vesting of RSUs	415,483	1	18	—	—	19
Stock-based compensation	—	—	13,559	—	—	13,559
Issuance of common stock from ATM offering	250,000	—	1,021	—	—	1,021
Issuance of common stock from registered offering, net of commissions and offering costs of $4.7 million	37,931,035	38	105,245	—	—	105,283
Net loss	—	—	—	(66,358)	—	(66,358)
Net unrealized gain on available-for-sale investments	—	—	—	—	147	147
Balance - June 30, 2024	209,049,485	209	2,209,200	(1,693,591)	(780)	515,038
Issuance of common stock upon exercise of stock options and vesting of RSU's	181,142	—	—	—	—	—
Stock-based compensation			13,387	—	—	13,387
Employee stock purchase plan	269,510	1	678	—	—	679
Net loss	—	—	—	(66,293)	—	(66,293)
Net unrealized gain on available-for-sale investments	—	—	—	—	937	937
Balance - September 30, 2024	209,500,137	$210	$2,223,265	$(1,759,884)	$157	$463,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(152,076)	$(197,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,512	38,870
Depreciation and amortization	9,302	10,406
Net amortization/accretion on investment securities	(3,400)	(6,697)
Impairment of long-lived assets	2,382	15,717
Non-cash rent expense	3,308	4,148
Non-cash collaboration revenue - related party	—	(14)
Share of loss from equity method investments	—	1,688
Changes in operating assets and liabilities:
Deposit placed in escrow	(2,699)	(22,320)
Prepaid expenses and other current assets	2,252	(2,294)
Other long-term assets	(1,188)	3,591
Accounts payable	(1,830)	(537)
Accrued and other current liabilities	(2,402)	(4,142)
Operating lease liabilities	(5,614)	(4,531)
Other long-term liabilities	806	164
Net cash used in operating activities	(121,647)	(163,602)
Cash flows from investing activities:
Purchases of property and equipment	(386)	(437)
Proceeds from sales of investments	—	5,398
Proceeds from maturities of investments	172,212	330,294
Purchase of investments	(109,880)	(314,501)
Net cash provided by investing activities	61,946	20,754
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	14,495	1,021
Proceeds from issuance of common stock from registered offering, net of commissions and issuance costs	—	105,283
Proceeds from CIRM award (Note 5)	6,908	2,280
Proceeds from issuance of common stock upon exercise of stock options	—	813
Proceeds from issuance of common stock under the employee stock purchase plan	895	1,535
Net cash provided by financing activities	22,298	110,932
Net change in cash and cash equivalents and restricted cash	(37,403)	(31,916)
Cash and cash equivalents and restricted cash — beginning of period	85,510	93,447
Cash and cash equivalents and restricted cash — end of period	$48,107	$61,531
Non-cash operating activities:
Right-of-use asset obtained in exchange for lease liability	$—	$2,409
Property and equipment purchases in accounts payable and accrued liabilities	$107	$—
Non-cash deferred revenue and other long-term liabilities	$3,079	$3,079
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(9,685)	$(9,308)
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
Public Offerings
In November 2019, the Company entered into a sales agreement with TD Securities (U.S.A.) LLC (f/k/a Cowen and Company, LLC) (TD Cowen), as amended on November 2, 2022 and November 2, 2023, under which the Company may from time to time issue and sell shares of its common stock through TD Cowen in at-the-market (ATM) offerings. The aggregate compensation payable to TD Cowen as the Company’s sales agent equals up to 3.0% of the gross sales price of the shares sold through TD Cowen pursuant to the sales agreement. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement. During the three and nine months ended September 30, 2025, the Company sold an aggregate of 2,497,894 and 7,477,047 shares, respectively, of common stock in ATM offerings resulting in net proceeds of $14.5 million.
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
The Company had cash, cash equivalents and investments of $277.1 million as of September 30, 2025. Since inception through September 30, 2025, the Company has incurred cumulative net losses of $1,971.9 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
The condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity as of September 30, 2025 and 2024, the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include but are not limited to the fair value of common stock, the fair value of stock options, the fair value of investments, income tax uncertainties, the CIRM (as defined below) award liability, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances change. Actual results could differ from those estimates.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2025, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.
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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs. ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1) Management has authorized and committed to funding the software project and 2) It is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual period. The Company is currently in the process of evaluating the impact of this pronouncement on the consolidated financial statements and disclosures.
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
There were no Level 3 assets or liabilities as of September 30, 2025 and as of December 31, 2024.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2025 and as of December 31, 2024 are presented in the following tables:

	September 30, 2025
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$31,597	$—	$—	$31,597
Commercial paper	—	32,479	—	32,479
Corporate bonds	—	69,927	—	69,927
U.S. treasury securities	93,546	—	—	93,546
U.S. agency securities	—	43,371	—	43,371
Total financial assets	$125,143	$145,777	$—	$270,920

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$65,780	$—	$—	$65,780
Commercial paper	—	66,255	—	66,255
Corporate bonds	—	82,725	—	82,725
U.S. treasury securities	85,728	—	—	85,728
U.S. agency securities	—	58,514	—	58,514
Asset-backed securities	—	9,700	—	9,700
Total financial assets	$151,508	$217,194	$—	$368,702
(1)Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.
4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of September 30, 2025 and as of December 31, 2024 are presented in the following tables:

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$31,597	$—	$—	$31,597
Commercial paper	32,472	10	(3)	32,479
Corporate bonds	69,870	63	(6)	69,927
U.S. treasury securities	93,408	144	(6)	93,546
U.S. agency securities	43,338	33	—	43,371
Total cash equivalents and investments	$270,685	$250	$(15)	$270,920

Classified as:
Cash equivalents				$31,597
Short-term investments				214,379
Long-term investments				24,944
Total cash equivalents and investments				$270,920

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$65,780	$—	$—	$65,780
Commercial paper	66,269	19	(34)	66,254
Corporate bonds	82,716	53	(45)	82,724
U.S. treasury securities	85,765	54	(91)	85,728
U.S. agency securities	58,566	20	(70)	58,516
Asset-backed securities	9,695	5	—	9,700
Total cash equivalents and investments	$368,791	$151	$(240)	$368,702

Classified as:
Cash equivalents				$70,771
Short-term investments				217,258
Long-term investments				80,673
Total cash equivalents and investments				$368,702
As of September 30, 2025, the remaining contractual maturities of available-for-sale securities were less than 3 years. There were no significant realized losses on available-for-sale securities for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of September 30, 2025 and December 31, 2024, securities with a fair value of $2.5 million and zero, respectively, were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivable on available-for-sale securities. As of September 30, 2025 and December 31, 2024, the Company recognized $2.1 million and $1.9 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed consolidated balance sheets.

5.         Balance Sheet Components
Property and Equipment, Net
Property and Equipment consist of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Leasehold improvements	$107,537	$108,127
Laboratory equipment	28,786	31,595
Computer equipment and purchased software	4,873	4,658
Furniture and fixtures	4,214	4,214
Total	145,410	148,594
Less: accumulated depreciation	(69,514)	(62,538)
Total property and equipment, net	$75,896	$86,056
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
In June 2025, the Company identified an additional indicator that the carrying value of this to-be-sublet property asset group was not recoverable. The expected sublease rental income of $1.9 million as of December 31, 2024 had decreased to $0.7 million as of June 30, 2025 based on the sublease agreement executed in July 2025. The risk-adjusted annual discount was 9.25% as of June 30, 2025. The Company updated its discounted cash flow analysis to estimate fair value of its right-of-use asset and leasehold improvements. Based on this analysis, the resulting fair value was immaterial resulting in the write off of the $0.9 million right-of-use asset and $0.1 million leasehold improvements as long-lived asset impairment charges for the nine months ended September 30, 2025.
Previously, in December 2023, the Company made a decision to sublease one of its other leased buildings in South San Francisco. The Company had vacated and ceased occupancy of this building in December 2023 and in January 2025, the Company executed two subleases for the majority of the leased building. During the three and nine months ended September 30, 2024, the Company revised its valuation based on terms with a subtenant for a portion of the building and new market data. The expected sublease rental income based on the revised valuation was $4.7 million through March 31, 2032 and the annual discount rate of 9.00%. The Company concluded the fair value of the right-of-use asset of $3.1 million was lower than its book value of $12.6 million and recognized a long-lived asset impairment charge of $9.5 million on the right-of-use asset for the three and nine months ended September 30, 2024.

In addition, during the nine months ended September 30, 2025, the Company recognized a non-cash equipment impairment charge of $1.3 million as a result of the Workforce Reduction (refer to the Accrued and Other Current Liabilities section in Footnote 5 for further information).
Accrued and Other Current Liabilities
On May 12, 2025, the Company’s Board of Directors approved an approximately 28% reduction in the Company’s employee workforce (Workforce Reduction) in connection with a reduction in manufacturing operations and a reprioritization of resources to focus on the Company’s clinical programs. The Workforce Reduction included one-time severance payments and other employee benefits and impairment of equipment. During the nine months ended September 30, 2025, the Company recorded $3.1 million, $0.3 million, and $1.3 million in research and development expense, general and administrative expense, and equipment impairment, respectively, in the consolidated statement of operations and comprehensive loss. There were no such costs for the three months ended September 30, 2025. As of September 30, 2025, $0.1 million of the severance and other employee benefits accrual was included in accrued and other current liabilities on the condensed consolidated balance sheets.
Costs associated with the Workforce Reduction consist of the following:

	Severance and Employee Benefit Costs	Impairment Costs	Total
	(In thousands)
Balance at December 31, 2024	$—	$—	$—
Charges	3,406	1,340	4,746
Cash payments made	(3,201)	—	(3,201)
Non-cash adjustments	(122)	(1,340)	(1,462)
Balance at September 30, 2025	$83	$—	$83
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
The Company received $9.2 million from CIRM through September 30, 2025 and accounted for the proceeds as a liability within other long-term liabilities on the condensed consolidated balance sheets. The Company recorded interest expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million for the three and nine months ended September 30, 2024. As of September 30, 2025, $0.9 million of accrued interest was included in other long-term liabilities.
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
For the three and nine months ended September 30, 2025 and 2024, no milestones were achieved and no royalty payments were made.
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
For the three and nine months ended September 30, 2025 and 2024, no milestones were achieved.
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
The Company transferred €20.0 million into an escrow account in connection with a potential future milestone payment, which is included in the remaining €60.0 million in milestone payments referenced above for the initial indication for cema-cel. Such milestone payment will be triggered, if at all, upon the occurrence of one of these events: (1) the Company doses the first subject in its first phase 3 clinical study for a CD19 CAR T product that is a licensed product under the Servier Agreement, (2) the Company submits a phase 2 clinical study for a licensed product to the U.S. Food and Drug Administration or the European Medicines Agency, and such phase 2 clinical study is accepted for regulatory approval as a pivotal study, or (3) a final and definitive decision of a tribunal or court finding that under the Servier-Cellectis Agreement the milestone has occurred and the €20.0 million payment is due to Cellectis. As of September 30, 2025, the Company recorded €20.0 million as deposit placed in escrow in the condensed consolidated balance sheets.
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
For the three and nine months ended September 30, 2025, no milestones were achieved. For the three and nine months ended September 30, 2024, the Company recorded zero and $5.4 million, respectively, in research and development expenses upon achievement of a regulatory milestone.
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
The Company’s total equity investment in Notch as of December 31, 2024 was zero. For the year to date period through May 17, 2024, the Company recognized its share of Notch’s net loss of $1.7 million under the other income and expense, net caption within the condensed consolidated statements of operations. For the three and nine months ended September 30, 2025 and 2024, no milestones were achieved.
Strategic Alliance with The University of Texas MD Anderson Cancer Center
On October 6, 2020, the Company entered into a strategic five-year collaboration agreement with The University of Texas MD Anderson Cancer Center (MD Anderson) for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. In August 2025 the Company extended the term of the agreement for an additional year. The Company and MD Anderson are collaborating on the design and conduct of preclinical and clinical studies with oversight from a joint steering committee.
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
Collaboration costs recorded as research and development expenses were less than $0.1 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, and $0.8 million and $1.1 million for the three and nine months ended September 30, 2024, respectively.
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
As part of the Organizational Restructuring, Allogene Overland was renamed Overland Therapeutics Inc. (Overland Therapeutics).
The Company determined that Overland Therapeutics is a variable interest entity as of September 30, 2025 and December 31, 2024. The Company does not have the power to direct the activities which most significantly affect Overland Therapeutics’ economic performance. Accordingly, the Company did not consolidate Overland Therapeutics because the Company determined that it was not the primary beneficiary. After the Organizational Restructuring, the Company has 20% voting rights of Overland Therapeutics’ board of directors. The Company concluded that it has significant influence over Overland Therapeutics and continued to account for its investment in Overland Therapeutics as an equity method investment. For the three months ended September 30, 2024, the Company recognized its share of Overland Therapeutics' net loss of $1.1 million under the other income and expense, net caption within the condensed consolidated statements of operations. For the nine months ended September 30, 2024, in connection with the Organizational Restructuring, the Company recorded an increase in its equity method investment in Overland Therapeutics and corresponding gain of $1.1 million which was offset by its share of Overland Therapeutics' net loss of $1.1 million under the other income and expense, net caption within the condensed consolidated statement of operations. The Company’s total equity investment in Overland Therapeutics as of September 30, 2025 and December 31, 2024 was zero. Collaboration revenue was zero for the three and nine months ended September 30, 2025 and less than $0.1 million for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, $4.6 million of deferred revenue was recorded in other long-term liabilities.
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
As of September 30, 2025 and December 31, 2024, the Company’s total equity investment in Antion was zero.
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
Clinical trial milestones recorded as research and development expenses were $1.2 million and $4.3 million for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $2.7 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, $1.2 million and zero in research and development expenses, respectively, were recorded in accrued and other liabilities.
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
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of September 30, 2025 and December 31, 2024.
The balance sheet classification of the Company’s lease liabilities were as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating lease liabilities
Current portion included in accrued and other current liabilities	$8,008	$7,509
Long-term portion of lease liabilities	77,134	83,247
Total operating lease liabilities	$85,142	$90,756
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$2,370	$2,900	$7,407	$8,931
Variable lease cost	703	834	1,737	2,209
Total lease costs	$3,073	$3,734	$9,144	$11,140

The undiscounted future non-cancellable lease payments under the Company’s operating leases as of September 30, 2025 were as follows:

Year ending December 31:	(In thousands)
2025 (remaining 3 months)	$3,208
2026	13,164
2027	13,613
2028	14,078
2029	15,480
2030 and thereafter	49,910
Total undiscounted lease payments	109,453
Less: Present value adjustment	(24,311)
Total	$85,142
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.28%. As of September 30, 2025, the weighted average remaining lease term for the Company’s operating leases is 7.41 years.
In December 2024 and January 2025, the Company entered into non-cancelable agreements under which it subleased approximately 46,011 square feet of its HQ Lease to two unaffiliated companies. In July 2025, the Company entered into a non-cancelable agreement under which it subleased one of its leased buildings in South San Francisco to one unaffiliated company. This agreement’s expected sublease rental income triggered an additional indicator of impairment of the Company’s leased property and leasehold improvements, as described further in Note 5, which resulted in the recognition of a long-lived asset impairment charge of $1.0 million for the nine months ended September 30, 2025. During the three and nine months ended September 30, 2025, the Company recognized $0.7 million and $1.9 million, respectively, in sublease income under the interest and other income, net caption within the condensed consolidated statements of operations.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company’s cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of September 30, 2025.
Legal Proceedings
In the ordinary course of business, the Company or its business partners may be subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses its potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of September 30, 2025, the Company did not accrue any estimated losses related to its ongoing legal proceedings.

8.         Stock-Based Compensation
As of September 30, 2025, there were 6,828,227 shares reserved by the Company under the 2018 Equity Incentive Plan (the 2018 Plan) for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance as of December 31, 2024	24,184,884	$8.14	7.53	$1
Options granted	8,994,777	1.87
Options forfeited	(2,492,581)	6.50
Balance as of September 30, 2025	30,687,080	6.43	7.36	$43
Exercisable as of September 30, 2025	19,977,733	8.67	6.44	$—
Vested and expected to vest as of September 30, 2025	30,687,080	$6.43	7.36	$43
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested balance as of December 31, 2024	13,343,793	$4.87	1.58	$28,422
Granted	9,536,308	1.81
Vested	(2,829,905)	6.18
Forfeited	(3,417,526)	3.83
Unvested balance as of September 30, 2025	16,632,670	3.11	2.54	$20,625
Expected to vest, September 30, 2025	16,632,670	$3.11	2.54	$20,625
As of September 30, 2025, the Company had 4,672,566 outstanding performance-based restricted stock units, including 2,301,528 performance-based restricted stock units granted during the nine months ended September 30, 2025. These awards are subject to the holders’ continuous service to the Company through each applicable vesting event. Through September 30, 2025, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the three and nine months ended September 30, 2025 and 2024.
As of September 30, 2025, the Company had 1,795,464 outstanding restricted stock units with a market condition to certain executive officers and other employees pursuant to the 2018 Plan. Stock-based compensation expense recognized related to the restricted stock units with a market condition was zero and less than $0.1 million for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.2 million for the three and nine months ended September 30, 2024, respectively.

Stock-based compensation expense
For the three and nine months ended September 30, 2025 and 2024, the following table presents stock-based compensation expense related to stock options, restricted stock units and employee stock purchase plans that was recorded as research and development and general and administrative expense in its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,788	$5,630	$10,385	$14,812
General and administrative	5,864	7,757	19,127	24,058
Total stock-based compensation	$8,652	$13,387	$29,512	$38,870
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
In February 2023, the Company entered into a new sublease agreement with Bellco for 2,218 square feet of office space in Los Angeles, California. The Company’s executive chairman, Arie Belldegrun, M.D., is a trustee of the Belldegrun Family Trust, which controls Bellco. The sublease term is 115 months, subject to certain early termination rights. The sublease commenced on January 1, 2024. The total right of use asset and associated lease liability recorded related to this related party lease were $2.1 million and $2.3 million, respectively, as of September 30, 2025. The Company paid approximately $0.2 million towards its share of the security deposit. Rent expense related to this sublease were $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.
Consulting Agreements
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun, the Company’s executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus, and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively.

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
11.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	September 30,
	2025	2024
Stock options to purchase common stock	30,687,080	23,955,369
Restricted stock units subject to vesting	16,632,670	13,275,517
Expected shares to be purchased under Employee Stock Purchase Plan	1,573,210	1,140,573
Total	48,892,960	38,371,459
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
The table below is the summary of the segment profit or loss information, including the significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue - related party	$—	$—	$—	$22
Significant operating expenses:
Cema-cel	6,093	5,291	19,180	29,583
All other development costs	3,045	6,486	18,331	16,775
Payroll	12,744	17,029	49,973	55,830
Facilities & IT-related spend	6,771	8,207	21,474	24,107
Supporting external spend	4,327	6,859	15,563	19,986
Other operating expenses	11,921	27,902	42,390	66,450
Total operating expenses	44,901	71,774	166,911	212,731
Other income (expense), net	3,501	5,481	14,835	15,058
Net loss	(41,400)	(66,293)	(152,076)	(197,651)

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
In June 2024, we initiated a pivotal Phase 2 clinical trial (ALPHA3) evaluating cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) as part of a first-line (1L) consolidation treatment for patients newly diagnosed with large B-cell lymphoma (LBCL) who, despite initial treatment success, remain at high risk for relapse. A trial-in-progress poster highlighting ALPHA3 was presented at the 2025 Annual Meeting of the American Society of Clinical Oncology (ASCO, June 1, 2025). We now have over 50 activated trial sites in the United States and Canada. Additional sites in Australia and South Korea are progressing toward activation and are expected to open in early 2026. We have met with European Union (EU) regulatory authorities and have received scientific advice to assist us with finalizing our regulatory strategy for opening the trial in the EU, and we are now completing operational feasibility assessments for both the EU and United Kingdom (UK).
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
Following the adoption of standard FC in the ALPHA3 trial, none of our trials open to enrollment or pipeline programs include ALLO-647. Instead, we will advance our next-generation AlloCAR T product candidates using the proprietary Dagger® Platform Technology, which is designed to minimize or potentially eliminate the need for standard lymphodepletion.
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
We are developing ALLO-329, a next-generation allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases (AID). Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in AID. In January 2025, we announced that the FDA had cleared our investigational new drug (IND) application for a Phase 1 rheumatology basket study of ALLO-329 (RESOLUTION trial), which we initiated in the second quarter of 2025. Our RESOLUTION trial will evaluate the safety and efficacy of ALLO-329 across multiple autoimmune diseases, including systemic lupus erythematosus (SLE) (including lupus nephritis), idiopathic inflammatory myopathies (IIM), and systemic sclerosis (SSc). We anticipate having proof-of-concept data by the first half of 2026, which we anticipate will include both biomarker and clinical data. On April 27, 2025, we announced that ALLO-329 had received three Fast Track Designations (FTD) from the FDA for the treatment of adult patients with SLE, IIM, and SSc.
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

In May 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) under which we expanded the geographic territory for our CD19 license to include the EU and the UK. The Servier Amendment also grants us an option to further expand the licensed territory to include China and Japan upon the objective showing of sufficient resources to develop licensed products in those countries, which could be met through the Company entering into a strategic partnership covering those countries. Additionally, in February 2025, we entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics which expands our collaboration to enable the development of Foresight Diagnostics’ MRD assay in the EU, UK, Canada and Australia in support of our clinical development of cema-cel.
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
Since inception, we have had significant operating losses. Our net loss was $41.4 million and $152.1 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, we had an accumulated deficit of $2.0 billion. As of September 30, 2025, we had $277.1 million in cash and cash equivalents and investments and we expect our cash runway to fund operations into the second half of 2027. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
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
Following F. Hoffmann-La Roche AG’s (Roche) acquisition of Notch, in March 2025, Notch was dissolved, and Roche became Notch’s successor in interest under our agreement. In connection with such acquisition, on March 31, 2025 we entered into a Second Amendment to Amended and Restated Collaboration and License Agreement (Second Amended Notch Agreement) with Notch under which the definitions of certain terms were clarified, certain time periods for completing the transfer of certain technology were extended, and the scope of Allogene’s exclusive rights were clarified.
Strategic Alliance with The University of Texas MD Anderson Cancer Center
On October 6, 2020, we entered into a strategic five-year collaboration agreement with The University of Texas MD Anderson Cancer Center (MD Anderson) for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. In August 2025 the Company extended the term of the agreement for an additional year.
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
As of September 30, 2025, our revenue has been exclusively generated from the License Agreement with Overland Therapeutics. See Note 6 to our consolidated financial statements appearing in our Annual Report for more information related to our recognition of revenue and the License Agreement.
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

Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three and nine months ended September 30, 2025 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year to date relate to costs incurred for the development of our most advanced product candidates and include:
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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following sets forth our results of operations for the three months ended September 30, 2025 and 2024 (in thousands, except percentage amounts):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	31,164	44,713	(13,549)	(30)%
General and administrative	13,737	16,333	(2,596)	(16)%
Impairment of long-lived assets	—	10,728	(10,728)	(100)%
Total operating expenses	44,901	71,774	(26,873)	(37)%
Loss from operations	(44,901)	(71,774)	26,873	(37)%
Other income (expense), net:
Interest and other income, net	3,926	6,705	(2,779)	(41)%
Interest expense	(344)	(100)	(244)	244%
Other income (expenses), net	(81)	(1,124)	1,043	(93)%
Total other income (expense), net	3,501	5,481	(1,980)	(36)%
Net loss	$(41,400)	$(66,293)	$24,893	(38)%
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change
Personnel	$12,928	$19,699	$(6,771)
Development costs	7,932	12,469	(4,537)
Facilities and depreciation	8,922	10,381	(1,459)
Other	1,382	2,164	(782)
Total research and development expenses	$31,164	$44,713	$(13,549)
Our research and development expenses included $15.6 million of internal expenses and $15.6 million of external expenses for the three months ended September 30, 2025. Of the $15.6 million of external expenses for the three months ended September 30, 2025, $6.1 million was related to our cema-cel program. Our research and development expenses included $22.5 million of internal expenses and $22.2 million of external expenses for the three months ended September 30, 2024.
Research and development expenses were $31.2 million and $44.7 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $13.5 million was driven primarily by a decrease in personnel related costs of $6.8 million, including a decrease in stock-based compensation expense of $2.8 million, a decrease in development costs of $4.5 million related to the advancement of our product candidates due to the timing of development activities and manufacturing runs, and facilities and depreciation costs of $1.5 million.
General and Administrative Expenses
General and administrative expenses were $13.7 million and $16.3 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $2.6 million was primarily due to a decrease in personnel related costs of $2.4 million, including $1.9 million related to a decrease in stock-based compensation expense, and a decrease in other expenses of $0.2 million.

Impairment of long-lived asset
In September 2024, we identified additional impairments as the carrying values of to-be-sublet property asset groups were not recoverable due to current market conditions. We revised the valuations of the assets within these groups based on terms with a subtenant for a portion of one of the buildings within one of the asset groups and based on new market data for both asset groups. For the three months ended September 30, 2024, we recorded long-lived asset impairment charge of $10.7 million. No such expense was recorded for the three months ended September 30, 2025.
Interest and Other Income, Net
Interest and other income, net was $3.9 million and $6.7 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $2.8 million was due to lower interest earned on our cash, cash equivalents and investments and net gain on foreign exchange translation, partially offset by sublease income.
Interest Expense
Interest expense was related to the CIRM award proceeds received for the three months ended September 30, 2025 and 2024.
Other Income (Expenses), Net
For the three months ended September 30, 2025 and 2024, we recorded other expenses of less than $0.1 million and other expense of $1.1 million, respectively. Other income during the three months ended September 30, 2024 consisted of the share of net losses in our equity method investments.
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following sets forth our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands, except percentage amounts):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Collaboration revenue - related party	$—	$22	$(22)	(100)%
Operating expenses:
Research and development	121,520	147,327	(25,807)	(18)%
General and administrative	43,009	49,687	(6,678)	(13)%
Impairment of long-lived assets	2,382	15,717	(13,335)	(85)%
Total operating expenses	166,911	212,731	(45,820)	(22)%
Loss from operations	(166,911)	(212,709)	45,798	(22)%
Other income (expense), net:
Interest and other income, net	15,629	17,126	(1,497)	(9)%
Interest expense	(762)	(100)	(662)	662%
Other income (expenses), net	(32)	(1,968)	1,936	(98)%
Total other income (expense), net	14,835	15,058	(223)	(1)%
Net Loss	$(152,076)	$(197,651)	$45,575	(23)%
Collaboration revenue - related party
Revenue recognized for the nine months ended September 30, 2024 was mainly due to participation in the joint steering committee performance obligation related to the License Agreement entered into with Overland Therapeutics on December 14, 2020.

Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
Personnel	$52,107	$61,590	$(9,483)
Development costs	35,957	47,552	(11,595)
Facilities and depreciation	28,180	31,165	(2,985)
Other	5,276	7,020	(1,744)
Total research and development expenses	$121,520	$147,327	$(25,807)
Our research and development expenses included $60.1 million of internal expenses and $61.4 million of external expenses for the nine months ended September 30, 2025. Of the $61.4 million of external expenses for the nine months ended September 30, 2025, $19.2 million was related to our cema-cel program. Our research and development expenses included $70.1 million of internal expenses and $77.3 million of external expenses for the nine months ended September 30, 2024.
Research and development expenses were $121.5 million and $147.3 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $25.8 million was driven primarily by a decrease in development costs of $11.6 million relating to the advancement of our product candidates due to the timing of development activities and manufacturing runs, a decrease in personnel related costs of $9.5 million, including decreases in salaries and benefits of $8.2 million and stock-based compensation expense of $4.4 million, partially offset by an increase in severance expense of $3.1 million related to the Workforce Reduction, and facilities and depreciation costs of $3.0 million attributable to the completion of useful life for certain machinery and equipment.
General and Administrative Expenses
General and administrative expenses were $43.0 million and $49.7 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $6.7 million was primarily due to a decrease in personnel related costs of $6.1 million, including $4.9 million related to a decrease in stock-based compensation expense, and other expenses of $0.6 million.
Impairment of long-lived asset
During the nine months ended September 30, 2025, we recorded an additional long-lived asset impairment charge of $1.0 million related to one of our subleased buildings. In addition, during the nine months ended September 30, 2025, we recorded equipment impairment of $1.3 million in conjunction with the Workforce Reduction.
In June 2024, we recorded long-lived asset impairment charges of $5.0 million. In September 2024, we identified additional impairments as the carrying value of this to-be-sublet property asset group was not recoverable due to current market conditions. We revised the valuation of this asset group based on new market data. In September 30, 2024, we recorded an additional long-lived asset impairment charge of $1.2 million.
Previously, in December 2023, we made a decision to sublease one of our other leased buildings in South San Francisco. In September 2024, we identified additional impairments as the carrying value of to-be-sublet property asset group was not recoverable due to the then-current market conditions. We revised the valuations of this asset group based on a non-binding letter of intent with a potential subtenant for a portion of the building included in this asset group and based on new market data. In the three months ended September 30, 2024, we recorded long-lived asset impairment charges of $9.5 million.
During the nine months ended September 30, 2024, we recognized total impairment charges of $15.7 million.
Interest and Other Income, Net
Interest and other income, net was $15.6 million and $17.1 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $1.5 million was due to lower interest earned on our cash, cash equivalents and investments, partially offset by gain on foreign exchange translation and sublease income.
Interest Expense

Interest expense was related to the CIRM award proceeds received for the nine months ended September 30, 2025 and 2024.
Other Income (Expenses), Net
For the nine months ended September 30, 2025 and 2024, we recorded other expense of less than $0.1 million and $2.0 million, respectively. Other income during the nine months ended September 30, 2024 consisted of the share of net losses in our equity method investments, partially offset by a gain from the Organizational Restructuring of Overland Therapeutics.
Liquidity and Capital Resources
To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2025, we had $277.1 million in cash, cash equivalents and investments. We believe that the aggregate of our current cash, cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Quarterly Report is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Overland Therapeutics, and our May 2024 registered offering. In May 2024, we completed a registered offering pursuant to which we issued and sold 37,931,035 shares of our common stock. We received net proceeds of $105.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In November 2019, we entered into a sales agreement with TD Securities (U.S.A.) LLC (f/k/a Cowen and Company, LLC) (TD Cowen), as amended on November 2, 2022 and November 2, 2023, under which we may from time to time issue and sell shares of our common stock through TD Cowen in ATM offerings. During the nine months ended September 30, 2025, we sold an aggregate of 7,477,047 shares in ATM offerings resulting in net proceeds of $14.5 million. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(121,647)	$(163,602)
Investing activities	61,946	20,754
Financing activities	22,298	110,932
Net increase (decrease) in cash and cash equivalents and restricted cash	$(37,403)	$(31,916)
Operating Activities
During the nine months ended September 30, 2025, cash used in operating activities of $121.6 million was attributable to a net loss of $152.1 million, a decrease of $10.7 million in our net operating assets and liabilities, partially offset by non-cash charges of $41.1 million. The non-cash charges consisted primarily of stock-based compensation expense of $29.5 million, depreciation of $9.3 million, non-cash rent expense of $3.3 million, and impairment of long-lived assets of $2.4 million, partially offset by net amortization and accretion on investment securities of $3.4 million. The change in operating assets and liabilities was primarily due to a decrease in operating lease liabilities of $5.6 million, an increase in deposit in escrow of $2.7 million, a decrease in accrued and other current liabilities of $2.4 million, a decrease in accounts payable of $1.8 million, an increase in other long-term assets of $1.2 million, partially offset by a decrease in prepaid expense and other current assets of $2.3 million and an increase in other long term liabilities of $0.8 million.
During the nine months ended September 30, 2024, cash used in operating activities of $163.6 million was attributable to a net loss of $197.7 million and a decrease of $30.1 million in our net operating assets and liabilities, partially offset by non-cash charges of $64.1 million. The non-cash charges consisted primarily of stock-based compensation expense of $38.9 million, impairment of long-lived assets of 15.7 million, depreciation of $10.4 million, non-cash rent expense of $4.1 million, and our share of equity investments’ net losses for the period of $1.7 million, partially offset by net amortization and accretion on investment securities of $6.7 million. The change in operating assets and liabilities was primarily due to a deposit placed in escrow related to the Servier Amendment of $22.3 million, a decrease in operating lease liabilities of $4.5 million, a decrease in accrued and other current liabilities of $4.1 million, an increase in prepaid expenses and other current assets of $2.3 million, and a decrease in accounts payable of $0.5 million, partially offset by a decrease in other long-term assets of $3.6 million.
Investing Activities
During the nine months ended September 30, 2025, net cash provided by investing activities of $61.9 million was related to cash provided by investment maturities of $172.2 million, partially offset by cash used in the purchase of investments of $109.9 million.
During the nine months ended September 30, 2024, net cash provided by investing activities of $20.8 million was related to cash provided by investment maturities of $330.3 million and cash provided by investment sales of $5.4 million, partially offset by cash used in the purchase of investments of $314.5 million.
Financing Activities
During the nine months ended September 30, 2025, cash provided by financing activities of $22.3 million was related to cash provided by net proceeds from the issuance of common stock through ATM transactions of $14.5 million, proceeds from the CIRM award of $6.9 million and the sale of common stock through our employee stock purchase plan of $0.9 million.
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
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Foresight. Under these agreements we are required to make milestone payments upon successful completion of certain development, regulatory and/or sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and/or commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of September 30, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our consolidated financial statements included in our Annual Report.
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
On October 6, 2020, we announced we entered into a strategic five-year collaboration agreement with MD Anderson for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. In August 2025 we extended the term of the agreement for an additional year. We and MD Anderson are collaborating on the design and conduct of preclinical and clinical studies with oversight from a joint steering committee. Under the terms of the agreement, we have committed up to $15.0 million of funding for the duration of the agreement. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance. We made an upfront payment of $3.0 million to MD Anderson in the year ended December 31, 2020 and made additional upfront payments of $3.0 million to MD Anderson in October 2023 and June 2025. We are committed to make further payments to MD Anderson each year upon the anniversary of the agreement effective date through the duration of the agreement term, however, if MD Anderson has sufficient funds to continue the agreed-upon research projects, we may defer the additional payment to a later date. The agreement may be terminated by either party for material breach by the other party. Individual studies may be terminated for, among other things, material breach, health and safety concerns or where the institutional review board, the review board at the clinical site with oversight of the clinical study, requests termination of any study. Where any legal or regulatory authorization is finally withdrawn or terminated, the relevant study will also terminate automatically.
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
Interest Rate Risk
Our cash and cash equivalents and investments of $277.1 million as of September 30, 2025 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on September 30, 2025 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.

Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target basis to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed consolidated financial statements. As of September 30, 2025, we had $23.5 million of deposit placed in escrow and less than $0.1 million current liabilities denominated in foreign currency.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Increased interest among investors and large pharmaceutical companies in in vivo cell-engineering technologies may adversely affect our ability to raise capital or secure development partnerships.
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
Risks Related to Our Financial Position and Capital Needs
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, securing related intellectual property rights, building our product manufacturing infrastructure, including a dedicated good manufacturing practices (GMP) manufacturing facility, manufacturing our clinical product candidates and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2024, we reported a net loss of $257.6 million. For the nine months ended September 30, 2025, we reported a net loss of $152.1 million. As of September 30, 2025, we had an accumulated deficit of $2.0 billion.
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

As of September 30, 2025, we had $277.1 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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
More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the autologous CAR T therapies that have previously been approved. For instance, allogeneic product candidates may result in graft-versus-host disease (GvHD) or chromosomal abnormalities not experienced with autologous products. Additionally, any Phase 2 trial results, such as in the ALPHA3 trial, may not be representative of Phase 1 results, which were based on limited patients and a patient population in an advanced stage of LBCL, and such Phase 2 trial results may not be accepted by the FDA as pivotal and sufficient for cema-cel approval, requiring us to open additional trials to establish that cema-cel is safe and effective. Even if we collect promising initial clinical data of our product candidates, longer-term data may reveal new adverse events or responses that are not durable. Unexpected clinical outcomes would significantly impact our business.
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
These and other risks associated with our collaborations with Servier and Cellectis, each based in France, and our joint venture for China, Taiwan, South Korea and Singapore with HBP, may materially adversely affect our ability to attain or maintain profitable operations.
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
Specifically, engineered T cells face significant competition from multiple companies. For example, there are new approaches involving in vivo CAR T or in vivo cell-engineering technologies that seek to deliver genetic payloads directly to a patient’s immune cells within the body, eliminating the need for ex vivo cell collection, gene editing, or manufacturing. If these technologies ultimately demonstrate clinical success and acceptable safety profiles, they could adversely affect the commercial potential of our product candidates. Conversely, if serious adverse events or safety signals emerge from ongoing in vivo trials, they could also heighten regulatory scrutiny of cell and gene-therapy products generally, which could indirectly affect our programs.
Success of other therapies, such as in vivo technologies, could impact our regulatory strategy and delay or prevent regulatory approval of our product candidates. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see the section entitled “Business—Competition” included in our Annual Report.
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
If we license products or new technologies or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our agreements with Cellectis, Servier, Roche (formerly, Notch), Antion, and Foresight Diagnostics require significant research and development that may not result in the development and commercialization of product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.
Increased interest among investors and large pharmaceutical companies in in vivo cell-engineering technologies may adversely affect our ability to raise capital or secure development partnerships.*
There has been a recent focus by investors and potential strategic-partners within the cell-therapy industry on in vivo cell-engineering and gene-delivery approaches. Over the past several quarters, multiple large pharmaceutical companies have announced transactions to acquire or partner with developers of in vivo CAR T and in vivo gene-editing platforms, in some cases involving substantial upfront payments or total deal values.
If the investment community or potential strategic collaborators increasingly allocate resources toward in vivo platforms, we may face greater challenges in raising additional capital on acceptable terms or in securing development, co-commercialization, or licensing agreements. Reduced investor enthusiasm for allogeneic cell therapy technologies could limit our access to equity or debt financing, increase our cost of capital, or lead potential partners to prioritize collaborations with companies pursuing in vivo modalities.

Any of these events could impair our ability to advance our product candidates, expand our pipeline, or achieve our long-term strategic objectives.
We may not realize the benefits of acquired assets or other strategic transactions.*
We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions, including our acquisition of CAR T cell assets from Pfizer, licenses with Cellectis, Servier, Roche (formerly, Notch), Antion, our strategic collaboration with Foresight Diagnostics, and our joint venture with HBP and any future strategic transactions depends on the risks and uncertainties involved including:
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
Disruptions at the FDA and other agencies or other comparable foreign regulatory authorities, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities, including the current government shutdown which began on October 1, 2025 and is ongoing. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If the current shutdown continues for an extended period of time, or if a subsequent prolonged government shutdown occurs, it and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations or could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations, or to timely obtain patent protection in the U.S. to protect our technology.
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
Gene-editing is a relatively new technology, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.*
Cellectis’ TALEN technology, which we use in our oncology programs, and Arbor’s CRISPR technology, which we use in our AID program, both involve relatively new approaches to gene editing, using sequence-specific DNA-cutting enzymes, or nucleases, to perform precise and stable modifications in the DNA of living-cells and organisms, and we have very little experience with Arbor’s CRISPR technology. Cellectis and Arbor have not created nucleases for all gene sequences that we may seek to target, and they may not agree to or have difficulty creating nucleases for other gene sequences that we may seek to target, which could limit the usefulness of this technology. Cellectis and Arbor are our sole sources for this technology, including for certain tools such as nucleases and vectors. If Cellectis or Arbor were to be unwilling or unable, including due to the Factor Litigation (as defined below), to supply these tools, our ability to develop gene-edited product candidates could be materially and adversely impacted, leading to delays in our development programs and potential failure to commercialize certain product candidates.
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
In addition, the gene-editing industry is rapidly developing, and our competitors may introduce new technologies that render our technology obsolete or less attractive. New technology could emerge at any point in the development cycle of our product candidates. As competitors use or develop new technologies, any failures of such technology could adversely impact our program. We also may be placed at a competitive disadvantage, and competitive pressures or the Factor Litigation may force us to implement new technologies at a substantial cost, and which would delay our development programs. In addition, our competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. If we are unable to maintain technological advancements consistent with industry standards, our operations and financial condition may be adversely affected. For additional details on the Factor Litigation, see “Risk Factors – Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts and our ability to commercialize our product candidates.”
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
We rely on an agreement with Cellectis for exclusive rights to use TALEN technology for 15 select cancer targets, including BCMA, FLT3, CD70, DLL3, Claudin 18.2 and other targets included in our pipeline. We also rely on Cellectis, through our agreement with Servier, for exclusive rights to UCART19, ALLO-501 and cema-cel. Any other gene-editing technology used to research and develop product candidates directed at targets not covered by our existing agreements with Cellectis and Servier will require significant investment and time for advancement. In addition, the Cellectis gene-editing technology may fail to produce viable product candidates. Moreover, both Servier and Cellectis may terminate our respective agreements in the event of a material breach of the agreements, or upon certain insolvency events. Cellectis has challenged and may in the future challenge certain performance by Servier, such as its development of products licensed under the Cellectis-Servier Agreement in acute lymphoblastic leukemia, and any failure by those parties to resolve such matters may have an adverse impact on us. There is an ongoing arbitration between Cellectis and Servier regarding this dispute under which Cellectis is seeking to terminate the Cellectis-Servier Agreement, which would automatically terminate our sublicense from Servier. Although both the Cellectis-Servier Agreement and our Servier sublicense provide that in the event of termination of the Cellectis-Servier Agreement, Cellectis agrees to enter into good faith negotiations with us for a direct license on terms substantially similar in scope and grant, there can be no assurance that we will be able to obtain such a direct license. If our agreements were terminated and we were unable to obtain a new license or we lose access to the Cellectis TALEN technology as a result of the Factor Litigation, we would be required to seek other gene editing technology, obtain a license from Factor or abandon our cema-cel or ALLO-316 programs, any one of which could materially impact our business and financial position. Further, alternative gene editing technology may not be available to us on reasonable terms, or at all, and advancing other gene editing technology would require significant resources. For additional details on the Factor Litigation, see “Risk Factors – Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts and our ability to commercialize our product candidates.”
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
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We depend substantially on our license agreements with Pfizer, Servier and Cellectis. These licenses may be terminated upon certain conditions. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. For example, we are dependent on our license with Cellectis for gene-editing technology that is necessary to produce certain of our engineered T cells. In addition, we are reliant on Servier in-licensing from Cellectis some of the intellectual property rights they are licensing to us, including certain intellectual property rights relating to ALLO-501 and cema-cel. To the extent these licensors fail to meet their obligations under their license agreements, which we are not in control of, we may lose the benefits of our license agreements with these licensors. For instance, Cellectis has challenged and may in the future challenge certain performance by Servier, such as its termination of development of products licensed under the Cellectis-Servier Agreement in ALL. There is an ongoing arbitration between Cellectis and Servier regarding this dispute under which Cellectis is seeking to terminate the Cellectis-Servier Agreement, which would automatically terminate our sublicense from Servier. Although both the Cellectis-Servier Agreement and our Servier sublicense provide that in the event of termination of the Cellectis-Servier Agreement, Cellectis agrees to enter into good faith negotiations with us for a direct license on terms substantially similar in scope and grant, there can be no assurance that we will be able to obtain such a direct license. If our agreements were terminated and we were unable to obtain a new license, we would be required to seek other gene editing technology or abandon our cema-cel or ALLO-316 programs, both of which could materially impact our business and financial position. Further, alternative gene editing technology may not be available to us on reasonable terms, or at all, and advancing other gene editing technology would require significant resources. In the future, we may also enter into additional license agreements that are material to the development of our product candidates.
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
Third parties may assert that we or our collaboration partners infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us and/or our collaboration partners. These risks are illustrated by two recent lawsuits. In July 2024 Roche Molecular Systems, Inc. and Roche Sequencing Solutions, Inc. (collectively, the Roche Parties) filed lawsuits in Federal District Courts in California and Delaware against Foresight Diagnostics Inc. (Foresight Diagnostics), who is our collaboration partner, as well as Stanford University and three of Foresight’s founders, alleging misappropriation of trade secrets, unfair competition and breach of contract relating to Foresight Diagnostics’ PhasED-Seq Circulating Tumor DNA Platform which is being used as part of our ALPHA3 clinical trial to identify MRD+ patients. Although Foresight announced on August 29, 2025 that it had entered into a limited licensing agreement with the Roche Parties related to Foresight’s patented PhasED-Seq™ technology, and that the agreement closes the litigation between the parties, with all claims against Foresight, its founders, and Stanford University dismissed with prejudice, if such settlement had not been entered into we may have been required to seek alternative means for gaining access to the PhasED-Seq MRD assay or find an alternative MRD assay to use in the ALPHA3 trial, either of which may not have been available to us on commercially reasonable terms or at all, and/or could have significantly delayed or prevented the completion of the trial or our plans to commercialize cema-cel as part of a 1L consolidation strategy, if approved, which could have materially adversely affected our business, operating results and financial condition. Additionally, on September 26, 2025, Factor Bioscience Inc. (Factor) filed a complaint in the United States District Court for the District of Delaware against Cellectis S.A., and its affiliate Cellectis, Inc., alleging that Cellectis’s TALEN-based gene-editing technology infringed three of Factor’s U.S. patents relating to gene-editing techniques (Factor Litigation). Among other things, Factor alleges that Cellectis copied Factor’s patented mRNA TALEN technology, passed off as Cellectis’s own and entered into license agreements with several licensors, including us, to capitalize on such infringement. Factor’s complaint also names AstraZeneca PLC and certain of its affiliates (collectively, AstraZeneca) as defendants, and alleges direct infringement by AstraZeneca of certain of Factor’s patents by using Cellectis’s allegedly infringing TALEN technology. Cellectis notified us of the patent infringement action on October 6, 2025, and informed us that it disputes Factor’s claims and intends to vigorously defend against them. Although we are not a party to this litigation, we rely on the TALEN gene-editing technology licensed from Cellectis to engineer certain of our allogeneic CAR T cell product candidates, including cema-cel and ALLO-316. Factor may also choose to assert direct claims against us as a commercial user of the disputed technology. If Factor prevails on its claims against the Cellectis TALEN technology, we may be required to seek a license from Factor, which may not be available to us on commercially reasonable terms or at all, and/or could significantly delay or prevent our plans to commercialize our TALEN-based product candidates, including cema-cel and ALLO-316, if approved, which could materially adversely affect our business, operating results and financial condition.
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
Parties, such as Factor, who may make claims against us or our collaboration partners may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign any of our alleged infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.
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
We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify, such as the intellectual property that is the subject of the Factor Litigation. We may fail to acquire such rights or obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights.
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

Date: November 6, 2025	By:	/s/ David Chang
David Chang, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Geoffrey Parker
Geoffrey Parker
Chief Financial Officer (Principal Financial Officer)