Form 10-K
period 2025-12-31
Allogene Therapeutics, Inc.
filed 2026-03-12
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $184 million based on the closing price of the registrant’s common stock on June 30, 2025 of $1.13 per share, as reported by The Nasdaq Global Select Market.
The number of shares of Registrant’s Common Stock outstanding as of March 10, 2026 was 243,777,920.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2026, are incorporated by reference into Part III of this Annual Report.

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
•Disruptions to the operations of the FDA, the SEC and other government agencies, including comparable foreign regulatory authorities, resulting from funding shortages, policy initiatives, staffing reductions or related uncertainty, could impair their ability to perform regulatory functions and negatively impact our business.
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
After nearly eight years of platform development and treatment of more than 200 patients across six clinical studies, multiple anticipated clinical readouts are expected in the second quarter of 2026. These readouts could begin to validate several key scientific and clinical assumptions underlying off-the-shelf CAR T therapy, including biologic activity, safety, and the feasibility of standardized, readily available cell therapy across oncology and autoimmune indications.
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
3.Renal Cell Carcinoma (RCC): TRAVERSE trial with ALLO-316 seeks to advance scientific innovation underlying the Dagger® technology to optimize CAR T cell expansion and persistence, thereby maximizing the potential of allogeneic CAR T in solid tumors.
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
Although we are currently focusing on our three core development programs noted above, we continue to build a pipeline to further the research and development of allogeneic CAR T cell product candidates in both hematological malignancies and solid tumors, as well as in autoimmune diseases. We believe our technology platform combined with our management team’s experience in immuno-oncology and specifically in CAR T cell therapy will help drive the rapid development and, if approved, the commercialization of potentially curative therapies for patients with aggressive cancer or who suffer from autoimmune diseases.
Our Approach
Our allogeneic CAR T cell development strategy has four key pillars: (1) engineering product candidates to minimize the risk of graft-versus-host disease (GvHD), a condition where allogeneic T cells can recognize the patient’s normal tissue as foreign and cause damage, (2) creating a window of persistence that may enable allogeneic T cells to expand and eradicate cancer cells or pathogenic autoreactive cells in patients, (3) building a leading manufacturing platform to enable consistent and high quality production and (4) leveraging next generation technologies to improve the functionality of allogeneic CAR T cells.
We use Cellectis, S.A. (Cellectis), TALEN® gene-editing technology and Arbor Biotechnologies CRISPR-based gene-editing technology in our oncology and autoimmune programs, respectively, to limit the risk of GvHD by engineering T cells to lack functional T cell receptors (TCRs), thereby preventing them from recognizing a patient’s normal tissue as foreign. We also utilize either standard lymphodepletion (e.g., fludarabine and cyclophosphamide (Flu/Cy)) and/or our Dagger® technology in our oncology and autoimmune programs to potentially enhance the expansion and persistence of our engineered allogeneic T cells. The Dagger® technology incorporates an anti-CD70 CAR engineered to eliminate CD70-expressing activated host T cells (including alloreactive host T cells) that can mediate premature rejection of infused allogeneic CAR T cells. We believe these approaches could enable a window of persistence for the infused allogeneic T cells to actively target and destroy cancer cells or to eliminate pathogenic autoreactive immune cells in autoimmune disease. Our off-the-shelf approach is dependent on state-of-the-art manufacturing processes, and we believe we have built a technical operations organization with fully integrated in-house expertise in clinical and commercial engineered T cell manufacturing.
For our lead autoimmune program, we have a non-exclusive license with Arbor Biotechnologies relating to a CRISPR-based gene-editing technology for the development of allogeneic T cell product candidates directed against various targets, including CD19 and CD70 both of which ALLO-329 targets.
We have built our own current good manufacturing practices (cGMP) manufacturing facility in Newark, California, that we call Cell Forge 1 (CF1). We exclusively utilize CF1 for manufacturing of our product candidates for use in clinical studies.
Our Pipeline
We are currently developing a pipeline of multiple allogeneic CAR T cell product candidates utilizing protein engineering, gene editing, gene insertion and advanced proprietary T cell manufacturing technologies. Our most advanced product candidate, cemacabtagene ansegedleucel, referred to as cema-cel (previously ALLO-501A), is an engineered allogeneic CAR T cell product candidate that targets CD19, a protein expressed on the cell surface of B cells and a validated target for B cell-derived hematological malignancies. We are currently focused on developing cema-cel for LBCL. Our pipeline also includes ALLO-316 and ALLO-329. ALLO-316 is an engineered allogeneic CAR T cell product candidate that targets CD70, which is highly expressed in RCC and is selectively expressed in several other cancers thereby creating the potential for ALLO-316 to be developed across a variety of both hematologic malignancies and solid tumors. We are currently focused on developing ALLO-316 for RCC. ALLO-329, an engineered allogeneic CAR T cell product candidate that targets both CD19 and CD70, is in development for the treatment of systemic lupus erythematosus (SLE), idiopathic inflammatory myopathies (IIM), and systemic sclerosis (SSc). We have additional product candidates, but we have deprioritized these programs to allow us to focus on cema-cel, ALLO-316 and ALLO-329. Our pipeline is represented in the diagram below.
1Phase 2 designed to be registrational

Our lead product candidates include:
•Cemacabtagene ansegedleucel (cema-cel). We continue to enroll our pivotal Phase 2 clinical trial (ALPHA3) for cema-cel as part of a 1L treatment plan for newly diagnosed and treated LBCL patients who are likely to relapse and need further therapy. The design of the ALPHA3 1L consolidation trial builds upon the results demonstrated in the Phase 1 ALPHA2 trial and leverages an investigational diagnostic test developed by Foresight Diagnostics, Inc. (Foresight Diagnostics), which was acquired by Natera, Inc. (Natera) in December 2025. We believe the Foresight Diagnostics assay will identify patients who have achieved remission by standard disease assessment but who have minimal residual disease (MRD) at the completion of 1L chemoimmunotherapy. The ALPHA3 trial is designed to evaluate whether treating MRD positive LBCL patients with cema-cel will improve clinical outcomes. The study will randomize approximately 220 patients who achieve a complete response or partial response to 1L therapy, but who are MRD positive. Patients are being randomized to receive either consolidation with cema-cel or the current standard of care, which is observation. The study design has event free survival (EFS) as its primary endpoint. Originally, the study design also included two lymphodepletion arms, FCA (standard fludarabine and cyclophosphamide plus ALLO-647) and FC (standard fludarabine and cyclophosphamide without ALLO-647). Following a Grade 5 treatment-related serious adverse event observed in the FCA arm, in August 2025 we announced the discontinuation of dosing in the FCA arm, and we terminated further development of ALLO-647. Thereafter, the trial design was amended and ALPHA3 is now proceeding with the FC arm and the control arm (observation).
An interim futility analysis will occur once 12 patients in each arm have been enrolled and followed for MRD conversion. We plan to announce MRD clearance data from the interim futility analysis in April 2026, and anticipate that enrollment in ALPHA3 will be completed by the end of 2027.
•ALLO-316. We have completed enrollment in a Phase 1 clinical trial (TRAVERSE) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic RCC. We presented updated results from the TRAVERSE trial at the 2025 American Society of Clinical Oncology (ASCO) Annual Meeting in June 2025. Refer to “—Product Pipeline and Development Strategy—Anti-CD70 Development Program—Results from the Phase 1 ALLO-316 TRAVERSE Trial” for information regarding the results. In October 2024, we announced that we received Regenerative Medicine Advanced Therapy (RMAT) designation for ALLO-316 for adult patients with advanced or metastatic RCC. The RMAT designation was based on Phase 1 clinical data from the TRAVERSE trial indicating the potential of ALLO-316 to address the unmet need for patients with difficult-to-treat RCC who have failed multiple standard RCC therapies, including an immune checkpoint inhibitor and a VEGF-targeting therapy. We are currently exploring partnering opportunities to advance the asset.
•ALLO-329. During 2025, we initiated a Phase 1 clinical trial (the RESOLUTION trial) of ALLO-329, an allogeneic CAR T cell product candidate targeting both CD19 and CD70, in adult patients with systemic lupus erythematosus, including lupus nephritis, idiopathic inflammatory myopathies, and systemic sclerosis. Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in autoimmune diseases. The RESOLUTION trial includes two distinct lymphodepletion arms: one using a dose of cyclophosphamide alone which is used by rheumatologists, and another that eliminates lymphodepletion entirely. We plan to announce initial proof-of-concept data in June 2026.
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
Our Strategy

Our goal is to maintain and build upon our leadership position in allogeneic CAR T cell therapy. We plan to rapidly develop and, if approved, commercialize allogeneic CAR T cell products for the treatment of cancer and autoimmune disease that can be delivered faster, more reliably, and at greater scale than autologous T cell therapies. We believe achieving this goal could result in allogeneic CAR T therapy becoming a standard of care in cancer and autoimmune disease treatments and enable us to make potentially curative products more readily accessible to more patients throughout the world. Key elements of our strategy include:
•Repositioning our allogeneic CAR T product as the only CAR T to be part of a first-line (1L) consolidation approach. We seek to redefine the future of CAR T by potentially repositioning our allogeneic CAR T product as the only CAR T to be part of a first line (1L) treatment plan for newly diagnosed and treated LBCL patients who are likely to relapse and need further therapy. The design of the ALPHA3 1L consolidation trial builds upon the results demonstrated in the Phase 1 ALPHA2 trial and leverages an investigational diagnostic test developed by Foresight Diagnostics to identify patients who have MRD at the completion of 1L chemoimmunotherapy for treatment with cema-cel. The ALPHA3 trial was initiated in June 2024 and now has over 60 sites activated and screening for patients with MRD. We plan to announce MRD clearance data from the interim futility analysis in April 2026, and anticipate that enrollment in ALPHA3 will be completed by the end of 2027.
•Expand our allogeneic CAR T platform into the treatment of autoimmune disease (AID). We are currently developing a next-generation product candidate, ALLO-329, which is an engineered allogeneic CAR T cell product candidate that targets CD19 and CD70. ALLO-329 incorporates our Dagger® technology. During 2025 we initiated a rheumatology basket study of ALLO-329, our RESOLUTION trial. Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in autoimmune diseases. The RESOLUTION trial includes two parallel cell dose escalation arms that differ in the lymphodepletion regimen used. One arm uses cyclophosphamide alone at a dose used by rheumatologists, and the other does not incorporate lymphodepletion. We plan to announce initial proof-of-concept data in June 2026.
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
•Expand into solid tumor indications with high unmet need and leverage next generation technologies to advance our platform. We plan to continue to advance the research and development of ALLO-316, which targets CD70, for the treatment of clear cell renal cell carcinoma (ccRCC). We are investigating next-generation technologies incorporated in the design of ALLO-316 which seek to better control rejection of allogeneic CAR T cells by the patient's immune system. Such technologies include our Dagger® technology that utilizes an anti-CD70 CAR to kill alloreactive host T cells. We continually survey the scientific and industry landscape for opportunities to license, partner or acquire technologies that may help us advance current or new cell therapies for the benefit of patients.
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
Allogeneic CAR T Cell Products: The Next Revolution
There are two primary ex vivo approaches to engineered T cell therapy: autologous and allogeneic. Autologous therapies use engineered T cells derived from the individual patient, while allogeneic products use engineered T cells derived from unrelated healthy donors. While the autologous approach has been revolutionary, demonstrating compelling efficacy in many patients, it is burdened by the following key limitations:
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
In addition to these ex vivo approaches, a third approach has emerged that is referred to as in vivo CAR T or in situ CAR T. This in vivo approach seeks to generate CAR expressing T cells directly inside the patient by administering engineered delivery systems (such as viral vectors or targeted lipid nanoparticles (LNP)) that introduce CAR encoding genetic material into endogenous T cells. We believe that in vivo approaches face limitations/challenges, including:
•CAR expression and transduction efficiency are dose dependent and difficult to titrate (unpredictable pharmacology).
•Potential immunogenicity to LNP components or viral proteins may hinder repeat dosing or retreatment.
•Reduced activity in patients with exhausted or otherwise unhealthy T cells.
•Risk of off target delivery and insertional mutagenesis in progenitor cells arising from stochastic viral vector integration, warranting monitoring.
Allogeneic engineered T cells are manufactured in a similar manner as autologous, but our manufacturing has two key differences: (1) our allogeneic T cells are derived from healthy donors, not the patients themselves, and (2) our allogeneic T cells are genetically engineered to minimize the risk of GvHD.
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
•Enhanced Cell Consistency and Potency. Our manufacturing process produces therapies from selected, screened and tested healthy donors. Healthy donor T cells are potentially superior for engineered cellular therapy as compared to T cells from patients who have undergone prior chemotherapy or hematopoietic stem-cell transplant, which can reduce in number, damage or weaken T cells, as may be the case with autologous or in vivo cell therapy. In addition, greater consistency of the product may yield more predictable treatment outcomes.
•Streamlined Manufacturing. We have built an efficient and scalable manufacturing process and organization. The allogeneic CAR T approach utilizes healthy donor T cells which we believe provides enhanced scalability, and an off-the-shelf capability that can potentially reduce the costs to the overall healthcare system as it does not require bridging therapy, leukapheresis and complex logistics.

Manufacturing Allogeneic T Cells
There are similarities as well as key differences between the processes for allogeneic and autologous CAR T cell manufacturing. The three primary steps to creating our engineered allogeneic CAR T cells are: (1) collection and transduction, (2) gene editing, and (3) purification, formulation, and storage. We start with collecting white blood cells from a healthy donor, which are subsequently stimulated to proliferate and transduced with a viral vector to integrate the CAR sequence into the T cell genome. The CAR sequence directs the expression of CAR proteins on the cell surface that allows the transduced T cells to recognize and bind to a target molecule, for example a target that is present on cancer cells or pathogenic autoreactive immune cells. Next, we use gene editing tools to edit the T cell genome to inactivate TCRα, and in the case of our oncology products, to also inactivate CD52. Inactivation of TCRα is intended to reduce the risk of GvHD. Inactivation of CD52 was intended to enable the use of ALLO-647, a proprietary CD52 monoclonal antibody, as part of lymphodepletion. Although the CD52 inactivation remains in certain of our product candidates, we have now discontinued the use of ALLO-647 as we now do not believe it is a necessary component of the lymphodepletion regimen for our product candidates in the clinical settings selected for development. For oncology products the transduction and genetic editing steps are separate, but for our autoimmune disease product candidate, ALLO-329, the steps are combined and utilize different gene editing technology. Furthermore, ALLO-329 does not incorporate the CD52 knockout utilized in oncology products. Finally, the edited T cells are cultured for several days to increase the cell number, harvested and purified. The purified T cells are formulated in a cryopreservation media and filled into closed, stoppered vials prior to controlled-rate freezing and long-term storage in the vapor phase of liquid nitrogen. This inventory is securely stored and then shipped to treatment facilities, as needed.
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
Historically, under our Servier Agreement, we have worked with Servier to develop several CD19 product candidates, including UCART19, ALLO-501 and cema-cel. On September 15, 2022, Servier sent us a notice of discontinuation of its involvement in the development of all CD19 Products pursuant to the Servier Agreement. On May 10, 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) with Servier which restructures our relationship under the Servier Agreement. Under the Servier Amendment the parties agreed that co-development performed by the Company and Servier under the Servier Agreement, including co-development relating to CD19 Products, ceased as of December 15, 2022. In December 2025, the Centre de Médiation et d'Arbitrage de Paris issued a decision in an arbitration between Cellectis and Servier relating to Servier’s discontinuation of development. In that decision, the arbitration panel terminated Servier’s license to UCART19v1 and ALLO-501, which were essentially the same product, and as a result our license to ALLO-501 was also terminated. We had previously in 2021 terminated further development of ALLO‑501 in favor of ALLO‑501A, now known as cema‑cel, in view of ALLO‑501A’s optimized construct and manufacturing process, including removal of the rituximab-activated safety switch and promoter modifications that improved CAR expression, product consistency, and clinical scalability without altering the CAR itself. This termination of our rights with respect to ALLO-501 does not impact our license with respect to cema-cel, and we continue to have no plans to further develop ALLO-501.
We have been, and continue to be, responsible for the manufacture and clinical development of cema-cel. Cema-cel is manufactured to express a CAR that is designed to target CD19 and gene edited to lack TCRα and CD52 to minimize the risk of GvHD and enable use of anti-CD52 monoclonal antibodies to create a window of CAR T cell persistence in the patient, which is illustrated below.

Lead Target Indication: Non-Hodgkin Lymphoma (NHL)
NHL is a hematologic cancer originating from lymphocytes. It is the most common hematological malignancy in the United States, with 80,620 new cases estimated to be diagnosed and 20,140 deaths estimated in 2024, according to the American Cancer Society. Over 60 NHL subtypes have been identified, and each subtype represents different neoplastic lymphoid cells (T, B or NK cells) that have arrested at different stages of differentiation. According to the American Cancer Society, B-cell lymphomas make up approximately 85% of NHL cases in the United States.
B-cell NHL itself represents a group of different neoplasms that not only differ in pathology, but also response to therapy and prognosis. NHL can be rapidly growing (aggressive), such as LBCLs, or it can be slow growing, or indolent, such as follicular lymphoma (FL).
The R-CHOP chemotherapy combination (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone), introduced in the early 2000s, remains the standard of care for newly diagnosed LBCL and can yield five-year survival rates of approximately 55-60%. Unfortunately, the remaining LBCL patients relapse or have treatment-refractory disease and require additional therapy. Historically, treatment options have included salvage chemotherapy followed by high-dose therapy and autologous stem-cell transplantation in eligible patients, as well as autologous anti-CD19 CAR T therapy. A retrospective analysis of patients with R/R LBCL, who were not treated with autologous CAR T therapy reported an objective response rate of 26% (complete response (CR): 7%, partial response: 18%) and median overall survival of 6.3 months. In recent years, additional therapies have been approved for patients with relapsed or refractory disease, including antibody-drug conjugates such as polatuzumab vedotin and loncastuximab tesirine, the CD19-directed antibody tafasitamab in combination with lenalidomide, and CD20-directed bispecific antibodies such as epcoritamab and glofitamab. Despite these advances, outcomes for many patients with relapsed or refractory LBCL remain poor.
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
Clinical Development Plan - Non-Hodgkin Lymphoma (NHL)
We are the sponsor of the ALPHA trial of ALLO-501 and ALPHA2 trial of cema-cel, each for patients with R/R NHL or CLL. The ALPHA trial is a Phase 1 clinical trial of ALLO-501 in patients with R/R LBCL and R/R FL. We completed accrual in the ALPHA trial in 2021 and are following patients as part of long-term follow-up. The ALPHA2 trial was initiated as a Phase 1/2 clinical trial for cema-cel in the second quarter of 2020. The Phase 1 portion of the ALPHA2 trial was designed to assess the safety and tolerability at increasing dose levels of cema-cel in patients with R/R LBCL. In the fourth quarter of 2022, we proceeded to the Phase 2 portion of the ALPHA2 trial in adult patients with R/R LBCL. We are the sponsor of the EXPAND trial of ALLO-647, which was intended to demonstrate the overall contribution of ALLO-647 to the risk-benefit ratio of the lymphodepletion regimen for cema-cel.
In January 2024 we announced that we would deprioritize the ALPHA2 R/R LBCL and EXPAND trials to focus on our ALPHA3 trial, which seeks to embed cema-cel as part of a 1L consolidation strategy. We have deprioritized the ALPHA2 R/R LBCL trial primarily because the ALPHA3 trial, if successful, could significantly impact the need for cell therapy in later lines of treatment, including the third line (3L) patients being studied in our ALPHA2 trial. The ALPHA3 trial is an open-label, Phase 2, multicenter clinical trial evaluating the safety and efficacy of cema-cel in adult patients with LBCL who have completed R-CHOP for other standard regimen and have attained a remission, but who test positive for MRD. The ALPHA3 trial will randomize approximately 220 patients who achieve a complete or partial response to 1L therapy, but who test positive for MRD at their end-of-therapy PET/CT assessment. The patients will be randomized to either treatment with cema-cel or the current standard of care, which is observation. The design, with a primary endpoint of EFS, initially included two lymphodepletion arms (one with standard fludarabine and cyclophosphamide plus ALLO-647 (FCA) and one without ALLO-647 (FC)). Following a Grade 5 treatment-related serious adverse event observed in the FCA arm, in August 2025 we announced the discontinuation of dosing in the FCA arm, and we terminated further development of ALLO-647. Thereafter, the trial design was amended and ALPHA3 is now proceeding with just the FC arm and the control arm (observation).
The ALPHA3 trial leverages an investigational diagnostic test developed by Foresight Diagnostics to identify patients who have MRD at the completion of 1L chemoimmunotherapy. Although 1L R-CHOP is curative for many with LBCL, as noted above, approximately 30% of patients treated will relapse. Under the current standard of care, there is no way to determine which patients are at greater risk of relapse after initially responding to 1L treatment, and so the standard of care has been simply to “watch and wait” for the disease to relapse. Foresight Diagnostics, however, has developed a liquid biopsy testing platform for the measurement of MRD. Based on Foresight Diagnostics’ published data, we believe that the Foresight Diagnostics’ assay is highly sensitive and predictive of which patients are likely to relapse. By incorporating the Foresight Diagnostics assay into our ALPHA3 trial design, we believe that we can identify the patient population most at risk for relapse and treat those patients with cema-cel. In February 2025, we entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics which expands our collaboration to enable the development of Foresight Diagnostics’ CLARITYTM MRD assay as a companion diagnostic in the EU, UK, Canada and Australia in support of Allogene’s clinical development of cema-cel. In December 2025, Foresight Diagnostics was acquired by Natera; however, it continues to operate as a standalone division of Natera and to execute its role in the ALPHA3 trial. To date, the acquisition has not impacted Foresight Diagnostics’ ability to meet its testing commitments or had any negative effect on the execution of the ALPHA3 trial, including enrollment and trial timelines.
ALPHA3 takes advantage of cema-cel as a one-time, off-the-shelf treatment that can be administered immediately upon discovery of MRD following six cycles of R-CHOP, potentially positioning cema-cel to become the standard “7th cycle” of frontline treatment available to all eligible patients with MRD. ALPHA3 builds on our belief that administration of CAR T therapies to patients with low disease burden improves both safety and efficacy outcomes. Cema-cel’s Phase 1 safety profile, with low rates of CRS and immune effector cell-associated neurotoxicity syndrome (ICANS), already permits its use in the outpatient setting in R/R patients and may further improve in patients with no radiological evidence of disease. The ALPHA3 trial was initiated in 2024 and enrollment is currently ongoing with over 60 sites activated in the United States and Canada. We expect to activate additional sites in Australia and South Korea in mid-2026. We have met with European Union (EU) regulatory authorities and have received scientific advice to assist us with finalizing our regulatory strategy for opening the trial in the EU, and operational feasibility assessments for the EU remain ongoing.
An interim futility analysis is expected to occur in April 2026 which will compare MRD clearance rates between cema-cel after standard fludarabine and cyclophosphamide (FC) lymphodepletion versus observation (12 patients in each arm). The update will also include a summary of safety outcomes and additional information about screening and treatment patterns across the trial site footprint. Clearance of MRD in 25–30% more patients assigned to the cema-cel arm compared to those in the observation arm may indicate a proof of concept that early treatment of MRD+ disease could meaningfully improve long term outcomes.
We anticipate that enrollment in ALPHA3 will be completed by the end of 2027. Assuming favorable outcomes and subject to FDA discussions, we plan to seek FDA approval of cema-cel based on the ALPHA3 trial. Additionally, assuming favorable outcomes, we anticipate that the ALPHA3 data set could be used to support EU regulatory approval regardless of whether the ALPHA3 trial is expanded into the EU. The EMA has granted Marketing Authorizations for products, even when their clinical development programs did not involve any European sites. These approvals are based on thorough evaluations of the products’ safety, efficacy, and quality. This practice encompasses a wide range of indications and modalities, including those classified as Advanced Therapy Medicinal Products by the EMA.
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
ALLO-316 is manufactured to express a CAR that is designed to target CD70 and gene edited to lack expression of the TCR to minimize the risk of GvHD. We also inactivated CD52, which was intended to enable use of CD52 monoclonal antibodies to potentially permit a window of persistence of CAR T cells in the patient. Although the CD52 edit remains in ALLO-316, we have discontinued dosing ALLO-316 in combination with an anti‑CD52 monoclonal antibody as we now do not believe it is a necessary component of the lymphodepletion regimen for ALLO-316. In addition, rituximab and CD34 recognition domains have been incorporated in between the scFv and the linker domain, as illustrated below. The rituximab recognition domains allow targeting of cells with rituximab in the event that silencing of CAR T cell activity is desired. The CD34 domain confers recognition by an anti-CD34 antibody, and may be used as a surface marker to monitor ALLO-316 in patients by flow cytometry.

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
Results from the Phase 1 ALLO-316 TRAVERSE Trial
On June 1, 2025, we announced updated data from the Phase 1 TRAVERSE trial of ALLO-316 in patients with advanced or metastatic RCC whose tumors had progressed on or who are intolerant to standard therapies, including an immune checkpoint inhibitor and a VEGF-targeting therapy. The data were presented at the 2025 ASCO Annual Meeting and focused on the Phase 1b expansion cohort evaluating ALLO-316 at DL2 (80 million CAR T cells) following a standard lymphodepletion regimen of fludarabine (30 mg/m2/day) and cyclophosphamide (500 mg/m2/day) for three days. The median time from enrollment to the start of therapy was four days.
In the Phase 1b expansion cohort, 22 patients whose tumors had progressed on multiple prior therapies were treated with lymphodepletion and 20 were treated with ALLO-316. All patients had tumors resistant to immune checkpoint blockers and at least one tyrosine kinase inhibitor (TKI), 82% had ≥2+ prior TKIs, and 41% had prior belzutifan. Sixteen of the ALLO-316 treated patients had a high CD70 Tumor Proportion Score (TPS >50%).
A single dose of ALLO-316 stabilized or reversed disease progression in the majority of patients. In the 16 patients with CD70 TPS ≥50%, the trial demonstrated a Confirmed Overall Response Rate (ORR) of 31%. Of the five confirmed responders, four maintain ongoing responses, with one in sustained remission for over 12 months. The median duration of response (mDOR) has not yet been reached, indicating the potential for long-term disease control.

The updated results continue to demonstrate the potential of an allogeneic CAR T product candidate to treat CD70-expressing RCC and highlight the impact of our proprietary Dagger® technology in enabling robust CAR T-cell expansion and persistence in solid tumors.
Response Rates by CD70 Status

Response Rates by CD70 Status	CD70+ patients Phase 1b (N=20)
ORR (confirmed CR or PR per RECIST v1.1), n/N (%) CD70 TPS ≥50% CD70 TPS <50%	5/20 (25%) 5/16 (31%) 0/4 (0%)
Across the overall Phase 1 TRAVERSE study population, treatment-emergent adverse events were common and primarily hematologic in nature. Adverse events commonly associated with CAR T-cell therapy and lymphodepleting chemotherapy, including infections, CRS, ICANS and hyperinflammatory syndromes such as IEC-HS, were observed. In earlier dose-finding cohorts outside the Phase 1b expansion cohort, fatal treatment-related adverse events were reported, including Grade 5 cardiogenic shock, Grade 5 sepsis and Grade 5 failure to thrive. Following review of these events, the study protocol was amended to incorporate additional diagnostic criteria and management guidance for IEC-HS and enrollment resumed with the regimen subsequently evaluated in the Phase 1b expansion cohort.
The safety profile of ALLO-316 in the Phase 1b cohort was generally consistent with lymphodepletion and an active CAR T product. The most frequent Grade ≥3 events were hematologic and there were no treatment-related Grade 5 events reported in the Phase 1b cohort. The most common all-grade adverse events were cytokine release syndrome (CRS) (68%; with no Grade ≥3 events), neutropenia (68%), decreased white blood cell count (68%), anemia (59%), and thrombocytopenia (55%). Immune effector cell-associated neurotoxicity syndrome (ICANS) occurred in 18% of patients (with no Grade ≥3 events) and no graft-versus-host disease (GvHD) occurred. Improved recognition of immune effector cell-associated hemophagocytic lymphohistiocytosis-like syndrome (IEC-HS) led to diagnosis in 36% of patients, with two patients (9%) experiencing a Grade 3 (one patient) or Grade 4 (one patient) event that subsequently improved with management. No treatment-related Grade 5 events were reported in patients treated in the Phase 1b cohort.
Most Prevalent Treatment-Emergent Adverse Events (TEAEs)
(>20% Any Grade Incidence) and
Adverse Events of Special Interest (AESI)

TEAEs ≥20% incidence in Phase 1b, n (%)	Phase 1b (n = 22)†
	All Grades	Grade ≥3
Neutropenia	15 (68)	15 (68)
White blood cell count decreased	15 (68)	15 (68)
Anemia	13 (59)	9 (41)
Thrombocytopenia	12 (55)	6 (27)
Nausea	8 (36)	0
ALT increased	7 (32)	2 (9)
Peripheral edema	7 (32)	0
Pyrexia	7 (32)	0
Arthralgia	6 (27)	0
AST increased	6 (27)	2 (9)
Fatigue	5 (23)	0
Headache	5 (23)	0
AEs of Special Interest	Any Grade	Grade ≥3
CRS	15 (68)	0
Infection	10 (45)	8 (36)
IEC-HS	8 (36)	2 (9)††
ICANS	4 (18)	0

Graft-versus-host disease	0	0
IEC-HS includes the preferred terms immune effector cell-associated HLH-like syndrome and Hemophagocytic lymphohistiocytosis.

†Includes 2 patients who received lymphodepletion but did not receive ALLO-316

†† One patient experienced G4 IEC-HS based on GI bleeding with subsequent improvement and 1 patient experienced G3 IEC-HS based on hypotension managed without pressors with subsequent improvement.
Clinical Development Plan
The TRAVERSE trial is an open-label, Phase 1, single arm, multicenter clinical trial evaluating the safety and tolerability of ALLO-316 in adult patients with advanced or metastatic ccRCC. Anti-tumor activity, cell kinetics, pharmacodynamics, and correlation of outcome with tumor CD70 expression are evaluated as secondary objectives.
We have developed an investigational in vitro companion diagnostic (IVD) assay designed for use in determining CD70 expression levels for patient selection in TRAVERSE. The trial deployed the IVD assay for the purposes of identifying patients most likely to benefit from ALLO-316.
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
Anti-CD19/CD70 Autoimmune Disease Development Program
Autoimmune disease (AID) can affect organs throughout the body. B cells and T cells are two key components of the immune system, each playing distinct roles in the body’s defense against pathogens and in maintaining immune tolerance. Occasionally, B cells and T cells work together to generate production of pathogenic autoantibodies, which are antibodies that target and react with a person’s own tissues or organs and can contribute to AID. Autoantibodies are critical to the pathogenesis of many AIDs. As a result, we believe that disruption of the B cell-T cell network could lead to an effective treatment of AIDs. As noted above, CD19 is an antigen expressed on the surface of B cells, including pathogenic autoreactive B cells. Activated T cells, which upregulate CD70, may contribute to B-cell autoantibody production and can cause direct tissue damage via an autoreactive T cell receptor. Indeed, CD70 expression has been shown to be elevated on some T cells of patients in certain AIDs, suggesting a pathogenic role for CD70+ T cells in AID. Accordingly, we believe progressing allogeneic CAR T cell therapies directed against CD19 and CD70 could be promising in AID indications.
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

Lead Target Indications: Systemic Lupus Erythematosus (SLE),
Lupus Nephritis, Idiopathic Inflammatory Myopathies, and Systemic Sclerosis
In January 2025 we announced that the FDA had cleared our IND for a rheumatology basket study of ALLO-329, which we initiated in 2025. Our RESOLUTION trial will evaluate the safety and efficacy of ALLO-329 across multiple autoimmune diseases, including systemic lupus erythematosus (SLE) (including lupus nephritis), idiopathic inflammatory myopathies, and systemic sclerosis. SLE is a chronic, systemic autoimmune disease where the body's immune system mistakenly attacks its own tissues, and is characterized by immune dysregulation, autoantibody production, and inflammation affecting multiple organs. Lupus nephritis (LN) is a serious renal complication of SLE. In LN, the immune system targets the kidneys, leading to inflammation, glomerular damage, and potential renal failure. Idiopathic inflammatory myopathies (IIMs) are a group of rare autoimmune diseases characterized by chronic muscle inflammation and progressive weakness, mainly affecting proximal skeletal muscles. Systemic sclerosis (SSc) is a chronic autoimmune connective tissue disorder characterized by vascular dysfunction, immune dysregulation, and progressive fibrosis affecting the skin and internal organs (lungs, heart, kidneys, and gastrointestinal tract).
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
Clinical Development Plan
We are developing ALLO-329, an allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases. Inclusion of an anti-CD70 CAR in ALLO-329 is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while also targeting CD70+ activated lymphocytes, which may play a direct role in AID pathogenesis. The Phase 1 RESOLUTION trial is a 3+3 dose-escalation study enrolling patients across SLE, IIMs, and SSc. The trial is evaluating up to four dose levels, beginning at 20 million CAR T cells, in two parallel dose escalation pathways: one receiving low-intensity lymphodepletion and one receiving no lymphodepletion. For context, competitive CAR T programs are evaluating dose levels ranging from approximately 150 million cells (autologous) to nearly 1 billion cells (allogeneic) and several utilize multi-drug (eg cyclophosphamide + fludarabine) lymphodepletion.
On April 27, 2025, we announced that ALLO-329 had received three Fast Track Designations (FTD) from the FDA for the treatment of adult patients with SLE, IIM, and SSc. Initial proof-of-concept data from the first patients treated in the first dosing cohorts in both dose escalation pathways are expected in June 2026. The planned data update is expected to include early clinical outcomes and supporting translational data, including disease-related biomarkers, CAR T expansion, and immune reconstitution.

Future Opportunities
Currently, we remain focused on our three key programs described above. As we advance those programs, we may seek to utilize our allogeneic platform to pursue additional targets of interest, particularly through strategic partnerships. These include the additional targets currently in our pipeline as well as other targets that might be validated in the future, either of which we may seek to combine with our Dagger® technology. For example, we have been developing allogeneic CAR T cell product candidates targeting B-cell maturation antigen (BCMA) for treatment of multiple myeloma (ALLO-715), FLT3 for the treatment of acute myeloid leukemia (ALLO-819), DLL3 for the treatment of small cell lung cancer (ALLO-213), and Claudin 18.2 for the treatment of gastric and pancreatic cancer (ALLO-182).
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
We are currently utilizing Cell Forge 1 (CF1), our state-of-the-art cell therapy manufacturing facility in Newark, California to manufacture our product candidates. We also utilize separate third-party contractors to manufacture cGMP raw materials that are used for the manufacturing of our product candidates, such as viral vectors that are used to deliver the applicable CAR gene into the T cells. We believe all materials and components utilized in the production of the cell line, viral vector and final T cell product are available from qualified suppliers and suitable for pivotal process development in readiness for registration and commercialization.
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
On May 24, 2024, we, Overland, and Allogene Overland entered into a Share Exchange Agreement (Share Exchange Agreement) pursuant to which Overland’s cell therapy business merged into Allogene Overland (the Organizational Restructuring). Under a separate agreement between Overland and HH BioPharma Holdings Ltd. (HBP) executed on May 24, 2024, Overland distributed all Series Seed Preferred Shares of Allogene Overland held by Overland to HBP and HBP has assumed all rights and obligations attached to such shares and all rights and obligations of Overland under the Share Exchange Agreement. In connection with the Organizational Restructuring, on May 24, 2024, we and Allogene Overland PRC, entered into a First Amendment to the License Agreement (the License Amendment) to amend and supplement certain provisions of the License Agreement. Under the License Amendment, we continue to grant Allogene Overland PRC an exclusive license to develop, manufacture, and commercialize the JV Licensed Products in the JV Territory, with us retaining exclusive rights to the JV Licensed Products outside the JV Territory
We have also entered into multiple additional strategic agreements and collaborations, including an Asset Contribution Agreement with Pfizer (the Pfizer Agreement), a License Agreement with Cellectis (the Cellectis Agreement), the Servier

Agreement, a Collaboration and License Agreement (the Notch Agreement) with Notch Therapeutics Inc. (Notch), and a Strategic Collaboration Agreement with Foresight Diagnostics.
For additional information regarding our significant agreements refer to Note 6 in our consolidated financial statements appearing elsewhere in this Annual Report.
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
We are actively building our intellectual property portfolio around our product candidates and our discovery programs, based on our own intellectual property as well as licensed intellectual property. Following the execution of the Pfizer Agreement, we are the owner of, co-owner of, or the licensee of multiple patents and patent applications in the United States and worldwide. These licensed assets include rights to the Cellectis TALEN® gene-editing technology to engineer T cells that lack functional TCRs and to inactivate the CD52 gene in donor cells. We have exclusive worldwide rights to these patents for certain antigen targets, including BCMA, CD70, FLT3, DLL3 and Claudin 18.2, and have U.S., EU, and UK rights to these patents for cema-cel. We also have rights to Cellectis intellectual property for technology covering an engineered T cell therapy combining CD52 gene knockout in combination with an anti-CD52 antibody for certain products directed against certain antigen targets. For our lead programs, our patent rights are generally composed of patents and pending patent applications that are solely owned by us, co-owned with Servier, co-owned with Cellectis, co-owned with Pfizer, exclusively licensed from Pfizer, exclusively licensed from Servier, or exclusively licensed from Cellectis.
Our patent portfolio includes protection for our clinical-stage product candidates, ALLO-501, cema-cel, ALLO-316, ALLO-329, ALLO-715, and ALLO-605, as well as our research-stage candidates. With respect to cema-cel, we have an exclusive license from Servier to patent rights in the United States covering compositions of matter of and methods of making and using cema-cel. With respect to ALLO-715, ALLO-605 and ALLO-316, we have an exclusive license from Pfizer to patent rights covering ALLO-715, ALLO-605, and ALLO-316 in the United States and in foreign jurisdictions. These rights cover compositions of matter of and methods of making and using ALLO-715, ALLO-605 and ALLO-316. We also have patent rights to the TurboCAR™ and Dagger® technologies solely owned by us, including technology that covers the TurboCAR™ construct that is part of ALLO-605, and the Dagger® construct that is part of ALLO-329. More generally, our patent portfolio and filing strategy is designed to provide multiple layers of protection by pursuing claims directed toward, for example: (1) antigen binding domains directed to the targets of our product candidates; (2) CAR constructs used in our product candidates; (3) methods of treatment for therapeutic indications; (4) manufacturing processes, preconditioning methods, and dosing regimens; and (5) immune evasion and other gene and cell engineering technology.
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
Competition
Oncology is a highly competitive market for drug development. If successfully developed, our products will compete with therapies that have been developed or are in development at biopharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions. We anticipate increasing competition from existing and new cell-based therapies, including products that are both autologous and allogeneic in nature. We also anticipate competition from other therapeutic modalities, including antibodies, bispecific T cell engagers, antibody drug conjugates, and small molecule therapeutics. In particular, the rapid development and commercialization of bispecific antibodies and other “off-the-shelf” immune oncology products may reduce the number of patients eligible for, or willing to receive, cell therapy, may shift treatment sequencing and standards of care, and may intensify pricing and reimbursement pressures, any of which could adversely affect enrollment in our clinical trials and, if approved, the commercial adoption of our product candidates.
Autologous T cell therapies directed at CD19 have been commercialized by Novartis, Kite/Gilead and Bristol-Myers Squibb Company (BMS) and are witnessing increased adoption in the marketplace. In August 2017, Novartis obtained FDA approval to commercialize Kymriah® for the treatment of children and young adults with B-cell ALL that is refractory or has relapsed at least twice. In May 2018, Kymriah® received FDA approval for adults with certain types of LBCL who have not responded to, or who have relapsed after, at least two other types of systemic treatment (3rd-line LBCL), and in May 2022, Kymriah® received FDA approval for the treatment of adult patients with relapsed or refractory follicular lymphoma (FL) after two or more lines of systemic therapy. In October 2017, Kite/Gilead obtained FDA approval to commercialize Yescarta®, for the treatment of adult patients with 3rd-line LBCL. This was followed by approval of Yescarta® for R/R FL in March 2021 and approval of 2nd-line LBCL in April 2022. Kite has also received FDA approval for a second autologous CD19-directed T cell therapy, Tecartus®, for use in patients with R/R mantle cell lymphoma and adult patients with R/R B-cell ALL. In February 2021, BMS obtained FDA approval for its anti-CD19 autologous T cell therapy, Breyanzi® for the treatment of adults with 3rd-line LBCL. The Breyanzi® label was extended to 2nd-line LBCL in June 2022, R/R Chronic Lymphocytic Leukemia (CLL) in March 2024, R/R FL in May 2024, and R/R Mantle Cell Lymphoma (MCL) in May 2024. In November 2024, Autolus Therapeutics obtained FDA approval for its anti-CD19 autologous T cell therapy, Aucatzyl® (obecabtagene autoleucel), for adults with relapsed or refractory B-cell precursor ALL.
Autologous cell therapies directed at BCMA have been commercialized by BMS and Janssen, a Johnson & Johnson company. In March 2021, BMS and partner 2seventy bio, Inc. received FDA approval of Abecma®, an anti-BCMA autologous T cell therapy, for the treatment of adult patients with multiple myeloma who have received at least four prior therapies. Janssen and partner Legend Bio received approval for Carvykti®, an anti-BCMA autologous T cell therapy, for the same indication in February 2022. Both Abecma® and Carvykti® have succeeded in pivotal trials in earlier lines of R/R myeloma and have gained label extensions into this market in 2024.
Autologous T cell therapies are being developed by a number of additional companies, including but not limited to 2seventy bio, Inc., Adaptimmune Therapeutics PLC, Alaunos Therapeutics, Inc., Arcellx, Inc., Arsenal Biosciences, Inc., AstraZeneca plc, Autolus Therapeutics plc, Eureka Therapeutics, Inc., Galapagos NV, Gilead Sciences, Inc., Instil Bio, Inc., Iovance Biotherapeutics, Inc., Legend Biotech Corp., Lyell Immunopharma Inc., Mustang Bio, Inc., Triumvira Immunologics, and TScan Therapeutics, Inc.
Autologous CAR T therapy has made significant advances in addressing R/R NHL, and has moved to earlier lines of therapy, as further described above. We do not, however, believe that autologous CAR T therapy will be a viable option in the 1L consolidation setting because of the reduced T cell counts in patients who have recently completed 1L therapy as well as lengthy lead time for the individualized manufacturing process for autologous CAR T. Once it is determined that a patient is MRD positive following standard 1L treatment, we believe that the speed at which a patient is treated with CAR T therapy will enhance response rates. Published results of front-line chemotherapy outcomes suggest that MRD positive patients are likely to progress, and some patients may do so very quickly (i.e., within a matter of weeks after completing 1L therapy). Furthermore, data suggests that patients who have low burden of disease when they receive CAR T cells tend to have better safety and efficacy outcomes, including lower rates of CRS and more durable remissions. As a result, we believe that it will be important that patients receive CAR T therapy as soon as possible following an MRD positive diagnosis, which will not allow for the lengthy manufacturing process of autologous CAR T.
In addition, a number of companies are developing in vivo approaches intended to generate CAR T cells inside the patient by delivering genetic payloads (for example, mRNA encoding a CAR) to immune cells using delivery systems such as targeted lipid nanoparticles, with the goal of avoiding ex vivo cell collection and individualized manufacturing. These approaches are early-stage and face significant development challenges (including targeted delivery, control of CAR expression and persistence, safety, and scalability of delivery platforms), but if successful, they could broaden use of CAR T therapy in both oncology and autoimmune disease and therefore may compete with our programs.
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
Competition may also arise from non-cell based immune oncology platforms. For instance, we may experience competition from companies, such as AbbVie, Inc., Amgen Inc., BMS, Compass Therapeutics, Inc., F. Hoffmann-La Roche AG, Genmab A/S, GlaxoSmithKline plc, Immunocore Holdings plc, Johnson & Johnson, MacroGenics, Inc., Merck & Co. Inc., Merus N.V., Pfizer, Regeneron Pharmaceuticals, Inc., and Xencor Inc., that are pursuing bispecific T cell engagers that target both the cancer antigen and T cell receptor, thus bringing both cancer cells and T cells in close proximity to maximize the likelihood of an immune response to the cancer cells. Bi-specific T cell engagers targeting BCMA for myeloma and CD20 for lymphoma have advanced rapidly in development, with initial FDA approvals beginning in 2022, and additional products approved since that time. These therapies may be administered without individualized cell collection and manufacturing, and in some settings may be used before, after, or instead of cell therapies. As a result, bispecific therapies may reduce the addressable patient population for our product candidates, compete for physician and patient preference based on convenience or risk-benefit profile, and contribute to increased pricing and reimbursement pressure. Additionally, companies, such as ADC Therapeutics SA, Amgen Inc., Daiichi Sankyo Company, Limited, Gilead Sciences, Inc., GlaxoSmithKline plc, ImmunoGen, Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc., and Sutro Biopharma, Inc. are pursuing antibody drug conjugates, which utilize the targeting ability of antibodies to deliver cell-killing agents directly to cancer cells.
In addition to the significant competition noted above in oncology markets, as early data in the use of CAR T cell therapy for the treatment of autoimmune disease has been emerging since 2022, there have been many companies initiating autologous and/or allogeneic cell therapy development programs that would be in direct competition to our autoimmune program. For example, we may experience competition in these markets from companies such as Adicet Bio, Inc., Arcellx, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, BMS, Cabaletta Bio, Inc., Caribou Biosciences, Inc., Cartesian Therapeutics, Inc., CRISPR Therapeutics AG, Fate Therapeutics, Inc., Gracell Biotechnologies, Inc., ImmPACT Bio USA, Inc., Kyverna Therapeutics, Inc., Nkarta, Inc., Novartis, Sana Biotechnology, Inc., and TG Therapeutics Inc.
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

Government Regulation and Product Approval
As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our cell products will be regulated as biologics. With this classification, commercial production of our products will need to occur in registered facilities in compliance with cGMP for biologics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated, and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a biologics license application (BLA) for marketing authorization. Our products are considered more than minimally manipulated and will require evaluation in clinical trials and the submission and approval of a BLA before we can market them.
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
The FDA has continued to issue guidance specific to cellular and gene therapy (CGT) products. For example, in November 2024, the FDA issued draft guidance providing frequently asked questions on CGT product development, including common regulatory, chemistry, manufacturing and controls (CMC), and clinical issues, and in December 2023, the FDA issued draft guidance on potency assurance for CGT products that discusses a science- and risk-based strategy to help assure potency across the product lifecycle.
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
Congress expanded FDA’s authorities regarding accelerated approval in 2023, including authority to require that confirmatory trials be underway prior to approval or within a specified time period after approval, and the FDA issued draft guidance in January 2025 describing factors it intends to consider when determining whether a confirmatory trial is “underway.”
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
Given the potential for long-lasting effects of CGT products, the FDA issued draft guidance in September 2025 describing methods and approaches for capturing post-approval safety and efficacy data for CGT products, including through approaches such as registries and other real-world data sources.
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
The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
There have been legal and political challenges and amendments to certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures will impact the Affordable Care Act.
Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013 and will stay in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.
The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions may, for example, include (1) directing agencies to reduce agency workforce; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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
Additional Regulation
In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.
Europe / Rest of World Government Regulation
In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA or ex-US approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, all cell therapy products are considered advanced therapeutic medicinal products (ATMPs) and a clinical trial application must be submitted centrally in accordance with EU clinical trial regulations (CTR) for review by a rapporteur appointed by a member state within the EU region. In addition, an independent ethics committee is needed in each country, much like the IRB, in the US. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. The EU Clinical Trials Regulation is now fully applicable, including for trials previously authorized under the prior Clinical Trials Directive framework. As of the end of the transition period in January 2025, clinical trial applications and oversight in the EU are conducted through the Clinical Trials Information System (CTIS).

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a marketing authorization application (MAA). The application used to file the BLA in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements.
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
Refer to the section titled “Risk Factors – Risks Related to Our Business and Industry” and “Risk Factors – Risks Related to Government Regulation” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.
Human Capital
As of March 2, 2026, the Company had 152 total employees, of which 150 are full-time. Of our full-time employees, 34 hold Ph.D. and/or M.D. degrees, 3 hold Pharm.D. degrees, and 59 are engaged in research, development and technical operations. In May 2025 the Company implemented a workforce reduction in manufacturing and related functions that affected 61 employees.

The Company continues to prioritize retention of critical clinical, manufacturing, and development personnel and has instituted targeted hiring programs to preserve operational continuity for its ongoing clinical programs. Most employees remain located in South San Francisco and Newark, California. The Company’s employees are not represented by labor unions or covered by collective bargaining agreements.
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
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, securing related intellectual property rights, building our product manufacturing infrastructure, including a dedicated good manufacturing practices (GMP) manufacturing facility, manufacturing our clinical product candidates and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2025, we reported a net loss of $190.9 million. As of December 31, 2025, we had an accumulated deficit of $2.0 billion.
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
As of December 31, 2025, we had $258.3 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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
Our operations, and those of our CDMOs, contract research organizations (CROs), clinical trial sites and other contractors and consultants, could be subject to business disruptions, including those caused by earthquakes, power shortages, telecommunications failures, cybersecurity attacks, water shortages, floods, hurricanes, tsunamis, typhoons, fires, extreme weather conditions, medical epidemics or pandemics, wars and other geopolitical conflicts (including military conflicts, threatened hostilities, and conflicts or heighted tension among alliance countries), bank failures, adverse legislative actions and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
Our ability to manufacture or distribute our product candidates could be disrupted if our operations or those of our suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters and manufacturing facility are located in California near major earthquake faults and fire and flood zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire and flood zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire, flood or other natural disaster.
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
U.S. federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our registered offering in May 2024, activity related to our at-the-market (ATM) equity facility, our initial public offering (IPO) in October 2018 and private placements and other transactions that have occurred since our incorporation, we may have experienced an “ownership change”. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
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
In addition, we are developing next-generation allogeneic CAR T technologies such as our proprietary Dagger® platform technology, which is incorporated into ALLO-316 and ALLO-329. Dagger® is designed to eliminate activated host T cells that may otherwise mediate rejection of infused allogeneic CAR T cells and thereby reduce or potentially eliminate the need for standard lymphodepletion. This approach is novel and remains unproven. Dagger® technology may not function as intended, may fail to meaningfully reduce or eliminate the need for lymphodepleting chemotherapy, or may not improve expansion, persistence or clinical outcomes of our product candidates. In addition, the mechanism of eliminating activated host immune cells may introduce additional safety risks, including unintended immune effects or toxicities, which could limit dosing, delay development or prevent successful clinical advancement of product candidates incorporating this technology.
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
In our ALPHA3 trial, we are advancing cema-cel for the treatment of patients with LBCL who have completed standard first line therapy and have attained a remission, but who still test positive for minimal residual disease (MRD). As part of this trial, under Investigational Device Exemption (IDE), we are using an investigational assay developed by Foresight Diagnostics, known as the CLARITYTM MRD assay, to determine if a patient is MRD positive. The CLARITYTM MRD assay represents a novel approach to detecting the presence of minimal disease and the design of our trial is based on certain assumptions regarding the performance of the MRD assay, including assumptions regarding the anticipated MRD+ rate being consistent with published data. There is a risk that the assay may not function as intended and that the assay may not be sufficiently sensitive to detect the presence of low levels of MRD or sufficiently specific to avoid unacceptable rates of false positives. There is also a risk that the MRD+ rate observed in ALPHA3 may be lower than the previously reported rates as a result of the patient population screened, availability of sufficient patient test material, the performance of the test, and other factors that differ from previously reported rates. In addition, there are logistical risks with distributing diagnostic test kits to clinical trial sites, and collecting and sending patient samples to Foresight Diagnostics for testing, and there is a risk that the MRD assay will not be timely performed on the patient samples. Such logistical and timing risks are enhanced as we look to expand the ALPHA3 trial to clinical trial sites outside of the United States. If the MRD assay does not function as intended (e.g., false negatives/positives, or the MRD+ rate is lower than expected), or if the MRD assay is not timely performed on patient samples, it could negatively impact the rate of enrollment, the clinical results of, or the feasibility of the ALPHA3 trial, or negatively impact the market opportunity for cema-cel. In addition, we are reliant on Foresight Diagnostics to perform MRD testing. A delay or failure by Foresight Diagnostics to perform MRD testing may negatively impact our ability to conduct the ALPHA3 trial as planned, or prevent us from conducting the ALPHA3 trial.
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
In our and Servier's clinical trials of allogeneic CAR T product candidates, the most common severe or life-threatening adverse events resulted from CRS, serious infections, febrile neutropenia, prolonged cytopenia including prolonged pancytopenia, haemophagocytic lymphohistiocytosis, hypokalemia, multiple organ dysfunction syndrome, neutropenic sepsis and aplastic anemia. As reported, patients have died from adverse events and future patients may also experience toxicity resulting in death. For additional safety data, please see the section entitled “Business—Product Pipeline and Development Strategy” included in this Annual Report.
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
If unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate a development program, a trial or certain arms of a trial, or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, as a result of the Grade 5 SAE in the ALPHA3 trial described above, we have terminated the FCA arm of the ALPHA3 trial, and the trial is now moving forward as a two arm trial under which patients will be randomized equally (1:1) into either the FC lymphodepletion arm or standard-of-care observation. Additionally, we have terminated all further development of ALLO-647. Any data safety monitoring board may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. We have trained and expect to have to train medical personnel using CAR T cell product candidates to understand the side effect profile of our product candidates for both our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
In certain foreign jurisdictions, such as the European Union (EU), we anticipate that the CLARITYTM assay will be regulated as an in vitro diagnostic medical device. The timeline for this approval of CLARITY in jurisdictions outside the U.S. may be protracted due to the evolving regulatory landscape for medical devices, particularly in the EU, the complexity of demonstrating clinical utility for novel MRD assays, and potential resourcing constraints, such as within EU regulatory bodies.
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
In December 2025, Foresight Diagnostics, the developer of the CLARITY assay, was acquired by Natera and, although Foresight continues to operate as a standalone subsidiary, the acquisition and related integration activities may create additional risks and uncertainties for our clinical development and potential commercialization of cema-cel. For example, Natera may change Foresight’s strategic priorities, allocate resources differently, modify operating processes, systems, or personnel supporting CLARITY, or pursue business objectives that are not aligned with our development timelines or regulatory strategy. Any disruption during integration, including changes in key personnel, vendors, quality systems, or regulatory and clinical operations, could delay regulatory submissions, responses to regulatory inquiries, assay validation activities, or the availability of testing capacity needed to support clinical trials.
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
Additionally, if the CLARITY assay is required for commercial use alongside cema-cel, its approval and reimbursement as a medical device could impact the market adoption of cema-cel. Since we do not control the approval or commercialization strategy of the assay, our ability to ensure its availability, pricing, and regulatory compliance will be limited. Following Foresight’s acquisition by Natera, we may have even less influence over decisions regarding CLARITY’s development, regulatory strategy, commercialization, pricing, or reimbursement approach. If Foresight encounters regulatory setbacks or is unable to secure timely approval, our ability to commercialize cema-cel may be adversely affected.
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
For instance, our Phase 2 ALPHA3 trial design is based in part on Phase 1 data from a limited number of patients treated with various doses of ALLO-501 or cema-cel manufactured using the Alloy process. Results from the larger Phase 2 ALPHA3 trial, which we anticipate will only include cema-cel manufactured internally at CF1, but may ultimately also include cema-cel manufactured at a contract manufacturer, may not be consistent with the Phase 1 results. Furthermore, because ALPHA3 will include a different patient population versus our Phase 1 ALPHA2 trial, i.e., patients having MRD after front-line treatment versus patients with radiographically measurable disease after a minimum of two prior lines of treatment, it is possible that cema-cel may behave differently in terms of expansion, persistence and the ability to eradicate residual disease. In addition, our experience with our CD19 and BCMA programs indicates that manufacturing can impact clinical outcomes. The manufacturing runs we have completed and tested in the clinic are limited across our product candidates and any manufacturing variability that impacts clinical outcomes would significantly harm our business and prospects. We may also fail to develop any optimized manufacturing processes for any of our programs. Ultimately, if we cannot manufacture our product candidates with consistent and reproducible product characteristics, our ability to develop and commercialize any product candidate would be significantly impacted.
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
We plan to submit investigational new drug (IND) applications or IND amendments and equivalent foreign applications for current and potentially new product candidates or indications in the future. We cannot be sure that submission of an IND or IND amendment or an equivalent foreign application will result in the FDA or other comparable foreign regulatory authorities allowing testing and clinical trials to begin on our anticipated timelines, if at all, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic CAR T cell therapy remains an emerging and evolving field. Accordingly, we expect Chemistry, Manufacturing and Controls (CMC) related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs or IND amendments, and we may face internal or third-party resource constraints in preparing responses and supporting CMC-related submissions. For instance, if we introduce changes to the manufacturing of our product candidates, regulatory authorities may require additional studies or clinical data to support the changes, which could delay our clinical trial timelines. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, IND amendment or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.
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
•delays in activating clinical trial sites;
•delays in obtaining the necessary regulatory approvals to expand clinical trials to countries outside the United States, including approvals relating to any required companion diagnostic;
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
•the design of the trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience and to activate, in a timely manner, the clinical trial sites with which they are associated and that have access to eligible patients;
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
Development and research use of an experimental diagnostic assay or test, such as that we are using to determine CD70 expression on tumor tissue of potential participants in the TRAVERSE trial or to identify MRD positive patients in the ALPHA3 trial, may influence results of the study in expected or unexpected ways. For example, emerging safety and efficacy outcomes could lead us to impose, tighten or expand “cutoff” values of CD70 expression to determine enrollment eligibility for TRAVERSE. Assay performance or necessary changes we or our partners make to the assay(s) during development may reduce the pace of enrollment or may lead to alterations in the expected benefit risk profile as compared to results collected prior to the change. In addition, our use of such assays may add complexity to initiating or expanding clinical trials outside the United States, including because the assay may be subject to regulation as an in vitro diagnostic medical device in certain jurisdictions and may require regulatory review, authorization, clearance or approval, or additional country-specific validation or operational requirements, before it can be used for patient selection. Any delays or inability to obtain such regulatory authorization, clearance or approval, or to meet local requirements, could delay trial initiation, site activation, patient screening or enrollment in those jurisdictions. The diagnostic assay itself may not perform as expected due to identifiable or obscure factors. It is also possible that we may not be aware of such underperformance of the assay which could lead to incorrect conclusions. This could, in turn, impact enrollment and interpretation of the clinical trial results.
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
We operate CF1, our manufacturing facility located in Newark, California, that is designed to support our clinical trials and potential commercial production and worldwide distribution of allogeneic CAR T cell products for blood cancers, solid tumors and autoimmune diseases. Introducing any product manufactured at our manufacturing facility into an ongoing clinical trial would be subject to FDA review, and may result in increased costs and delays in conducting such trial, submitting a biologics license application (BLA) or marketing authorization application (MAA) and/or gaining FDA or other comparable foreign regulatory authority approval. Similar conditions may apply if we make process changes to our product candidates, as we plan to do for our BCMA program. In addition, any process or raw material change could introduce unacceptable product variability and impact our ability to manufacture on a consistent and reproducible basis. Ultimately, any failure or delays in manufacturing and qualification of our product candidates at our CDMO or at our own manufacturing facility could delay our clinical trials.
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
Reduced manufacturing operations may limit our ability to timely support our development programs.
In May 2025, we implemented a targeted reduction in manufacturing activities and reduced certain manufacturing-related headcount to focus our resources on critical clinical programs (Workforce Reduction). While we believe we currently hold sufficient inventory of cema-cel, ALLO-329, and ALLO-316 to meet our near-term clinical needs based on our current forecasts, including completing our current ALPHA3, RESOLUTION and TRAVERSE trials, this operational scale-down introduces several risks that could adversely affect our business in both the near and long term.
The reduction in manufacturing activities and associated workforce may limit our ability to maintain operational readiness and retain critical technical expertise. Additionally, equipment and facility downtime may necessitate requalification and validation, which may be time consuming and result in delays. Any future decision to ramp up manufacturing operations would require re-hiring and retraining staff, re-establishing validated processes, and potentially undergoing regulatory inspections or submissions. In addition, reduced manufacturing operations and related workforce reductions may delay our ability to complete CMC activities and prepare the manufacturing-related portions of IND submissions and, over time, the CMC portions of any future BLA or MAA submissions, including responding to regulatory questions and preparing for potential inspections. These activities may be resource-intensive and subject to unforeseen delays or compliance risks. A delayed or unsuccessful restart or a delay in IND, BLA, or MAA submissions could impact our ability to advance our clinical development programs, commercialize a product, if approved, or support future clinical development of our earlier-stage product candidates. In addition, reduced manufacturing staffing and activity levels may delay our ability to complete CMC activities and prepare manufacturing-related portions of regulatory submissions, including INDs and, over time, the CMC portions of any future BLA or MAA submissions, as well as responding to regulatory inquiries and preparing for potential inspections.
Moreover, with reduced manufacturing operations, we remain exposed to risks such as product shelf-life limitations, evolving product requirements, and regulatory changes that could render existing supply unusable or inadequate, and inventory shortages that could result from forecasting inaccuracies. Collectively, these factors may adversely affect our financial condition, operating results, and ability to advance our clinical programs and execute our strategic objectives.
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
•jurisdiction-specific regulatory, reimbursement, and clinical adoption dynamics for diagnostic assays used for patient identification and selection;
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
Success of other therapies, such as in vivo technologies, could impact our regulatory strategy and delay or prevent regulatory approval of our product candidates. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, refer to the section entitled “Business—Competition” included in this Annual Report.
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
If our security measures, or those of our CROs, CDMOs, collaborators, contractors, consultants or other third parties with whom we work, are or were compromised or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience material adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; and loss of revenue or profits.
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
Cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” “hacktivists,” organized criminal threat actors, threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce and distribute our product candidates. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, adware, ransomware attacks, supply-chain attacks, personnel misconduct or error, attacks enhanced or facilitated by AI, and other similar threats. Our information technology systems and data, and those of the third parties with whom we work, may also be subject to failure or disruption from software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, telecommunications failures, natural disasters such as earthquakes, fires, and floods, and other similar issues.
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
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
We work with certain third parties, such as CROs and CDMOs, to operate critical business systems and process our proprietary, confidential and sensitive information. We also share or receive sensitive information with our CROs, CDMOs, or other third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, or are perceived to have experienced a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
Although we have implemented security measures designed to protect against, mitigate, and remediate security incidents, there can be no assurance that these measures will be effective.
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities in our information technology systems, including on a timely basis, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business that may be exploited and could result in a security incident. Further, we have experienced and may in the future experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. We also face heightened physical and information technology risks due to our sharing office space with other tenants at certain of our sites. Any failure to prevent or mitigate security incidents or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal, and international law and may cause a material adverse impact to our reputation, affect our ability to conduct our clinical trials and potentially disrupt our business. In addition, as many of our employees work from home at least part of the time and utilize network connections, computers and devices outside our premises, including while at home, in transit, and in public locations, this poses increased risks to our information technology systems and data.
Certain of the previously identified or similar threats have in the past, and any of the identified or similar threats may in the future, cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future. In addition, from time to time, our vendors inform us of security incidents. For example, in November 2024, one of our vendors notified us that they had detected suspicious activity on their network that compromised several email accounts the vendor used to communicate with us. We took appropriate remedial measures, and based on our investigation, we concluded that the incident did not result in a compromise our systems. To date, we have not determined that such incidents as reported to us were material. However, we may not have all information related to such incidents and future incidents could have an adverse impact on our business. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to manufacture or deliver our product candidates.
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
Applicable data protection laws, privacy policies, data privacy and security obligations and public company disclosure obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents, or to implement other requirements, such as providing credit monitoring and identity theft protection services. Such disclosures and compliance with such requirements are costly, and the disclosures or the failure to comply with such applicable requirements could lead to adverse consequences. A security incident, whether perceived or actual, experienced by us or a third party with whom we work, may cause us to experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims) and mass arbitration; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.
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
Disruptions to the operations of the FDA, the SEC and other government agencies, including comparable foreign regulatory authorities, resulting from funding shortages, policy initiatives, staffing reductions or related uncertainty, could impair their ability to perform regulatory functions and negatively impact our business.
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
Disruptions at the FDA and other agencies or other comparable foreign regulatory authorities, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities, including the government shutdown during the fourth quarter of 2025. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If a prolonged government shutdown occurs, it and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations or could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations, or to timely obtain patent protection in the U.S. to protect our technology.
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
Significant political, trade, regulatory developments, and other circumstances beyond our control, including ongoing uncertainty regarding tariffs, could have a material adverse effect on our financial condition or results of operations.

Significant political, trade, or regulatory developments in the jurisdictions in which we develop our product candidates, such as those stemming from U.S. federal policy shifts, are difficult to predict and may have a material adverse effect on us. Policy shifts that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. The U.S. government has announced substantial new tariffs and indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments announced or implemented retaliatory tariffs and other protectionist measures. Since then, the U.S. government has announced various trade deals and ongoing negotiations with other countries/regions. As relevant policies are rapidly evolving, it may be difficult to evaluate their potential future impacts. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. In addition, the Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. Although we currently have no near-term needs for raw materials, we have historically relied upon, and may in the future rely upon, third-party contractors to manufacture cGMP raw materials that are used for the manufacturing of our product candidates. Current or future tariffs may result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components.
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
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Some jurisdictions have adopted, and others may in the future adopt, similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including the interruption or degradation of our operations (such as by limiting our ability to conduct clinical trial activities in Europe and elsewhere), the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, the inability to transfer data and work with partners, vendors and other third parties, increased exposure to regulatory actions, substantial fines and penalties, and injunctions against processing or transferring personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have also ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) ) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.
In addition, privacy advocates and industry groups have proposed, and may in the future propose, standards with which we are legally or contractually bound to comply. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy notices and other statements regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if any of our privacy notices or related materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. Furthermore, our employees and personnel may use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal data in such technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits.
Obligations related to data privacy and security (including individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. As a result, preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems and practices, as well as those of any third parties that process personal data on our behalf.
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
Our ALPHA3 clinical trial is now proceeding exclusively with a lymphodepletion regimen consisting of fludarabine and cyclophosphamide (FC) without ALLO-647, and there is uncertainty regarding whether FC alone will achieve sufficient lymphodepletion to support the efficacy of our allogeneic CAR T therapy, cema-cel. Previously, the FCA regimen (fludarabine, cyclophosphamide, and ALLO-647) was anticipated to enhance CAR T cell expansion and persistence by reducing host immune system suppression; however, the FCA arm was terminated following a Grade 5 SAE. Although initial MRD conversion data from the FC arm suggests CAR T cell expansion and persistence, this preliminary data is limited, and derived from a small patient cohort. Therefore, there remains a risk that the FC lymphodepletion regimen alone may not sufficiently suppress the patient’s immune system to allow adequate expansion, persistence, and efficacy of the CAR T cells, potentially resulting in suboptimal clinical outcomes. If the FC regimen proves inadequate, we may be required to amend the study design to enhance lymphodepletion or otherwise modify the treatment regimen, which could significantly delay the completion of the trial. Such delays could materially impact our clinical trial success, regulatory approval prospects, and overall business and financial performance.
We are heavily reliant on our partners, Cellectis and Servier, for access to TALEN gene editing technology for the manufacturing and development of our oncology product candidates.
A critical aspect to manufacturing allogeneic CAR T cell product candidates involves gene editing the healthy donor T cells in an effort to avoid GvHD and to limit the patient’s immune system from attacking the allogeneic T cells. GvHD results when allogeneic T cells start recognizing the patient’s normal tissue as foreign. For our oncology product candidates, we use Cellectis’ TALEN gene-editing technology to inactivate the gene coding for TCRα, a key component of the natural antigen receptor of T cells, to cause the engineered T cells to be incapable of recognizing foreign antigens. Accordingly, when injected into a patient, the intent is for the engineered T cell not to recognize the patient’s tissue as foreign and thus avoid attacking the patient’s tissue. In addition, we use TALEN gene editing in our oncology product candidates to inactivate the CD52 gene in donor T cells, which codes for the target of an anti-CD52 monoclonal antibody.
We rely on an agreement with Cellectis for exclusive rights to use TALEN technology for 15 select cancer targets, including BCMA, FLT3, CD70, DLL3, Claudin 18.2 and other targets included in our pipeline. We also rely on Cellectis, through our agreement with Servier, for exclusive rights to cema-cel. Any other gene-editing technology used to research and develop product candidates directed at targets not covered by our existing agreements with Cellectis and Servier will require significant investment and time for advancement. In addition, the Cellectis gene-editing technology may fail to produce viable product candidates. Moreover, both Servier and Cellectis may terminate our respective agreements in the event of a material breach of the agreements, or upon certain insolvency events. Cellectis previously challenged and may in the future challenge certain performance by Servier and/or Allogene, and any failure by the parties to resolve such matters may have an adverse impact on us. For example, there was an arbitration between Cellectis and Servier under which Cellectis sought to terminate the Cellectis-Servier Agreement, which would have automatically terminated our sublicense from Servier. Although the outcome of this arbitration was favorable as it relates to cema-cel, if our license agreement was terminated and we were unable to obtain a new direct license from Cellectis, or we lose access to the Cellectis TALEN technology as a result of the Factor Litigation, we would be required to seek other gene editing technology, obtain a license from Factor or abandon our cema-cel or

ALLO-316 programs, any one of which could materially impact our business and financial position. Further, alternative gene editing technology may not be available to us on reasonable terms, or at all, and advancing other gene editing technology would require significant resources. For additional details on the Factor Litigation, see “Risk Factors – Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts and our ability to commercialize our product candidates.”
We are heavily reliant on our partner, Foresight Diagnostics, for access to their CLARITY™ MRD test for identifying eligible patients for our ALPHA3 trial.
Our ALPHA3 trial design requires the use of Foresight Diagnostics’ investigational CLARITY™ MRD test for patient selection. In addition, MRD status and changes in MRD status, including MRD conversion, may not correlate with clinical outcomes such as event-free survival (EFS), which is the primary endpoint of ALPHA3. As a result, even if MRD conversion or clearance is observed in treated patients, ALPHA3 may not demonstrate a statistically significant improvement in EFS or otherwise meet its primary endpoint. Foresight Diagnostics is a private company founded in 2020. In December 2025, Foresight Diagnostics was acquired by Natera and, although Foresight Diagnostics continues to operate as a standalone subsidiary, the acquisition and related integration activities may create additional risks and uncertainties, including delays or disruptions in assay operations, regulatory activities, and resourcing priorities. Although Foresight Diagnostics has successfully executed its role in our ALPHA3 trial, it has limited resources and limited experience with its MRD assay and in executing clinical trials or supporting a commercial product. In the future, Foresight Diagnostics and/or Natera may not be able to successfully and timely conduct the ALPHA3 MRD tests, obtain regulatory approval of CLARITY or successfully support commercialization of cema-cel, if approved. For example, changes in strategic priorities, staffing, operating processes, quality systems, vendors or information systems as part of integration could adversely affect CLARITY testing capacity, turnaround times, or regulatory submission timelines. If we need to transition to an alternative MRD test in the future, it could result in additional costs, delays, and diversion of resources, any of which would negatively impact our cema-cel development program. Further, we may be unable to identify an alternative approved effective MRD test, which could have a material adverse impact on our business.
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
To secure our own readily available source of anti-CD52 antibody, we were previously developing our own monoclonal anti-CD52 antibody, ALLO-647, which we used in certain of our clinical trials. ALLO-647 may cause SAEs that alemtuzumab may cause, including fatal adverse events, infusion related reactions, immune thrombocytopenia, glomerular nephropathies, thyroid disorders, autoimmune cytopenias, autoimmune hepatitis, hemophagocytic lymphohistiocytosis, acquired hemophilia, infections, stroke, and progressive multifocal leukoencephalopathy. For example, a patient death occurred in the recently discontinued FCA arm of our ALPHA3 trial. This Grade 5 SAE, which occurred on Day 54 post-infusion, involved fulminant hepatic failure caused by disseminated adenovirus infection, potentially worsened by acetaminophen toxicity. The depth of immunosuppression likely associated with ALLO-647 is believed to have increased susceptibility to this viral infection. In addition, we may explore various dosing strategies for lymphodepletion in our clinical trials, such as including varying doses of the chemotherapy agents and/or other agents or eliminating one or more of the agents, which may alter the risk of SAEs or have other undesirable outcomes such as a reduction of the efficacy of treatment. Additionally, our experimental lymphodepletion regimens may show different safety profiles when paired with different allogeneic CAR T product candidates such that regimens deemed safe with one CAR T product candidate may be determined to be associated with unacceptable toxicity when combined with another CAR T candidate or with the same candidate in a different patient population. If observed, these differences may require additional clinical exploration and may cause delays in the execution or termination of development campaigns. Refer to the section entitled "Business—Product Pipeline and Development Strategy" included in this Annual Report for information on safety events.
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
In addition, vendors face challenges in obtaining donor material. While we have donor material on hand, if our vendors are unable to secure donor material, we may no longer have sufficient donor material to manufacture our product candidates. In addition, we have been advised by a supplier that provides donor material that its donor-material business is expected to be divested to a private equity group in the second quarter of 2026. Although the supplier has represented that the transition in ownership is not expected to disrupt orders in process, personnel supporting our projects, or existing capabilities, there can be no assurance that the divestiture and related transition activities will not result in delays, changes to operating processes, quality systems, capacity allocation, regulatory compliance support, pricing, or prioritization of customer orders.
We currently have two donor-material sources, and only one is expected to be impacted by this divestiture. While our second source is fully implemented and we believe the overall impact of the divestiture should be minimal given our current inventory for near-term needs, if the divestiture were to materially impact supply from the affected supplier, our other donor-material source may not have sufficient capacity, on acceptable timelines, to fully meet our longer-term needs. In that event, we may need to qualify and onboard one or more additional donor-material suppliers, which could require significant time and resources, including technology transfer activities, updates to specifications, and regulatory review or acceptance, and could delay our manufacturing timelines and adversely affect our development programs.

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
In addition, we have been advised by a supplier that provides viral vectors that its viral vector/CDMO business is expected to be divested to a private equity group in the second quarter of 2026. Although the supplier has represented that the transition in ownership is not expected to disrupt orders in process, project teams supporting our programs, or existing capabilities, there can be no assurance that the divestiture and related transition activities will not result in delays, changes to operating processes, quality systems, capacity allocation, regulatory compliance support, pricing, or prioritization of customer orders. Any disruption or delay in the supply of viral vectors or other key raw materials, including as a result of changes in ownership or integration efforts by the new owners, could delay manufacturing, clinical development activities, and, if applicable, preparation of CMC information for regulatory submissions.
In addition, many of our suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, including generating data required for a BLA or an MAA and in non-routine circumstances like an FDA or other comparable foreign regulatory authorities inspection or medical crisis, such as widespread contamination.
We also face competition for supplies from other cell therapy companies. Such competition may make it difficult for us to secure raw materials or the testing of such materials on commercially reasonable terms or in a timely manner.
Some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. For example, for certain raw materials we previously had to find an alternative supplier, which required qualifying the new supplier, which required meeting regulatory requirements for such qualification. If we need to transition to an alternative supplier in the future, it could result in additional costs, delays, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business. While we believe we currently have sufficient product inventory for near-term needs and have identified alternative suppliers for certain raw materials, there can be no assurance that alternative suppliers will be available on acceptable terms, or that any transition would not require time and resources, including qualification activities, and potentially regulatory notifications or approvals.
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
Risks Related to Government Regulation

The FDA and other comparable foreign regulatory approval processes are lengthy, time-consuming, and subject to change and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and comparable foreign regulatory authorities. We are not permitted to market any biological drug product in the United States or elsewhere until we receive approval of a BLA from the FDA or equivalent approvals from other comparable foreign regulatory authorities such as approval of an MAA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign regulatory authorities. A BLA or equivalent foreign application must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA or equivalent foreign application must also include significant information regarding CMC matters for the product, and any delay or failure in generating such data to meet the evolving CMC regulatory requirements would delay any BLA filing or equivalent foreign application.
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
Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. Conversely, the FDA can place an IND application on clinical hold even if such other entities have provided a favorable review. Furthermore, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which a clinical trial will be conducted. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.
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

The general approach for FDA or comparable foreign regulatory authorities approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect ongoing FDA, EMA, or comparable foreign regulatory authorities feedback on our trials, some of which may lead to changes in the trials, which could cause future delays to our trials. In addition, even if we believe the results are sufficiently compelling, such as for the ALPHA3 trial, the FDA, EMA, or comparable foreign regulatory authorities could ultimately require longer-term follow-up results, additional data from our clinical trials or additional trials that could delay or prevent our first BLA or MAA submission. The FDA, EMA, or comparable foreign regulatory authorities may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA, EMA, or comparable foreign regulatory authorities may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.
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
•the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA, EMA, or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions (e.g., MAA) or to obtain regulatory approval in the United States or elsewhere;
•the FDA, EMA, or comparable foreign regulatory authorities will review extensive CMC data, our manufacturing process and inspect the relevant commercial manufacturing facility and may not approve our manufacturing process or facility;
•the approval policies or regulations of the FDA, EU, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•we may be unable to agree on any required pediatric investigation plan with regulatory authorities prior to any BLA or MAA filing.
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
The current administration is pursuing policies to reduce regulations and expenditures across government including at the U.S. Department of Health and Human Services (HHS), the FDA, the Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored-Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example, directing agencies to reduce agency workforce and cut programs; directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; imposing tariffs on imported pharmaceutical products; and as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. In addition, CMS has proposed the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a mandatory model that would assess manufacturer rebates for certain drugs payable under Medicare Part B if prices exceed an international benchmark, which, if implemented, could further increase pricing pressure on physician-administered therapies, including certain oncology and autoimmune treatments. If finalized, the proposed rule would apply to 25% of Medicare beneficiaries who reside in certain defined geographic areas. In addition, if implemented, a “Most-Favored-Nation” pricing policy that is determined to apply to us and any of our products that receives regulatory approval based on a reference to the lowest ex-U.S. list price for such products, could significantly reduce the U.S. list price for such products and likewise reduce our annual market opportunity in the United States.

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
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We depend substantially on our license agreements with Pfizer, Servier and Cellectis. These licenses may be terminated upon certain conditions. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. For example, we are dependent on our license with Cellectis for gene-editing technology that is necessary to produce certain of our engineered T cells. In addition, we are reliant on Servier in-licensing from Cellectis some of the intellectual property rights they are licensing to us, including certain intellectual property rights relating to ALLO-501 and cema-cel. To the extent these licensors fail to meet their obligations under their license agreements, which we are not in control of, we may lose the benefits of our license agreements with these licensors. For instance, Cellectis has challenged and may in the future challenge certain performance by Servier, such as its termination of development of products licensed under the Cellectis-Servier Agreement in ALL. There was an arbitration between Cellectis and Servier under which Cellectis sought to terminate the Cellectis-Servier Agreement, which would have automatically terminated our sublicense from Servier. Although the outcome of the arbitration was favorable as it relates to cema-cel, if our license agreement were terminated and we were unable to obtain a new license, we would be required to seek other gene editing technology or abandon our cema-cel or ALLO-316 programs, both of which could materially impact our business and financial position. Further, alternative gene editing technology may not be available to us on reasonable terms, or at all, and advancing other gene editing technology would require significant resources. In the future, we may also enter into additional license agreements that are material to the development of our product candidates.
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
For example, previously we and Servier had different interpretations regarding the respective parties’ respective rights and obligations under the Original Servier Agreement. In May 2024, we entered into the Servier Amendment which clarified each party's rights and obligations. Additionally, Cellectis and Servier previously had a dispute regarding Servier's withdrawal from UCART19 development, which could have negatively impacted our sublicense from Servier. In December 2025, an arbitration panel ruled substantially in Servier's favor, resulting in our retention of sublicense rights for cema-cel, but the termination of our sublicense rights for ALLO-501, which we had previously discontinued. There can be no assurance that further contract interpretation issues will not arise or that we would be able to amicably resolve such issues. If other issues arise over intellectual property that we have licensed, or license in the future, it could prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, and we may be unable to successfully develop and commercialize the affected product candidates.

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
The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions have resulted and may continue to result in severely diminished liquidity and credit availability, elevated inflationary pressures and interest-rate volatility, declines in consumer confidence, disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability, declines in economic growth, and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds would also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget. Moreover, persistent trade and policy uncertainty, ongoing geopolitical risks, and any deterioration in macroeconomic conditions or financial market volatility could adversely affect our business.
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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, refer to our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our security measures, or those of our CROs, CDMOs, collaborators, contractors, consultants or other third parties upon whom we rely, are or were compromised or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience a material adverse impact.”
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
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Director of IT Security and Vice President of IT. Our Director of IT Security has over 14 years of experience leading IT security and has certifications including CISSP and CCSP. Our Vice President IT has over 20 years of experience in IT, data engineering, and data analytics.
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
Holders of Common Stock
As of March 10, 2026, there were approximately 62 holders of record of our common stock.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows the value of an investment of $100 from December 31, 2020 through December 31, 2025, in our common stock, the Standard & Poor’s 500 Index (S&P 500), the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return on Investment for the Past Five Years
$200.00
$150.00
$100.00
$50.00
$—
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Allogene Therapeutics, Inc.
S&P 500
NASDAQ Biotechnology
NASDAQ Composite

	Cumulative Total Return date ended
	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Allogene Therapeutics, Inc.	$100.00	$59.11	$24.92	$12.72	$8.44	$5.43
S&P 500	$100.00	$127.71	$102.88	$127.81	$157.60	$184.78
Nasdaq Biotechnology	$100.00	$99.56	$87.93	$91.22	$89.52	$119.12
Nasdaq Composite	$100.00	$122.31	$81.32	$116.64	$151.41	$181.97

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
We have a deep pipeline of allogeneic chimeric antigen receptor (CAR) T cell product candidates targeting multiple promising antigens in a host of hematological malignancies, solid tumors and autoimmune diseases. We are focusing our resources on three core programs: ALPHA3, RESOLUTION and TRAVERSE clinical trials.
In June 2024, we initiated a pivotal Phase 2 clinical trial (ALPHA3) evaluating cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) as part of a first-line (1L) consolidation treatment for patients newly diagnosed with large B-cell lymphoma (LBCL) who, despite initial treatment success, remain at high risk for relapse. A trial-in-progress poster highlighting ALPHA3 was presented at the 2025 Annual Meeting of the American Society of Clinical Oncology (ASCO, June 1, 2025). We now have over 60 activated trial sites in the United States and Canada. Additional sites in Australia and South Korea are progressing toward activation in mid-2026. We have met with European Union (EU) regulatory authorities and have received scientific advice to assist us with finalizing our regulatory strategy for opening the trial in the EU, and operational feasibility assessments for both the EU and United Kingdom (UK) are ongoing.
The ALPHA3 trial design expands on findings from our Phase 1 ALPHA2 study and incorporates an investigational diagnostic developed by Foresight Diagnostics, Inc., which was acquired by Natera, Inc. (Natera) in December 2025 and continues to operate as a standalone subsidiary. This diagnostic test identifies patients who, despite achieving remission according to standard evaluations, remain at risk due to minimal residual disease (MRD) following 1L chemoimmunotherapy. Patients eligible for enrollment include those who achieve either a complete response or a near-complete partial response to initial treatment and would otherwise be monitored through observation as the current standard of care. The trial’s primary endpoint is event-free survival (EFS).
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
The amended ALPHA3 trial now proceeds as a randomized study with two arms, comparing cema-cel after standard FC lymphodepletion to observation, the current standard of care and will enroll approximately 220 patients. Statistical design of the trial and the prespecified study conduct remain the same. The next milestone will be the futility analysis comparing minimal residual disease (MRD) conversion and is expected to occur in April 2026. The Company expects to provide the rates of MRD clearance between the two arms at the time of this announcement. We anticipate that enrollment in the trial will be completed by the end of 2027.
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
We are developing ALLO-329, a next-generation allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases (AID). Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in AID. In January 2025, we announced that the FDA had cleared our investigational new drug (IND) application for a Phase 1 rheumatology basket study of ALLO-329 (RESOLUTION trial), which we initiated in the second quarter of 2025. Our RESOLUTION trial will evaluate the safety and efficacy of ALLO-329 across multiple autoimmune diseases, including systemic lupus erythematosus (SLE) (including lupus nephritis), idiopathic inflammatory myopathies (IIM), and systemic sclerosis (SSc). We anticipate having proof-of-concept data in June 2026, which we anticipate will include both biomarker and clinical data. On April 27, 2025, we announced that ALLO-329 had received three Fast Track Designations (FTD) from the FDA for the treatment of adult patients with SLE, IIM, and SSc.
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
In May 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) under which we expanded the geographic territory for our CD19 license to include the EU and the UK. The Servier Amendment also grants us an option to further expand the licensed territory to include China and Japan upon the objective showing of sufficient resources to develop licensed products in those countries, which could be met through the Company entering into a strategic partnership covering those countries. Additionally, in February 2025, we entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics (which was acquired by Natera in December 2025 and continues to operate as a standalone subsidiary), which expands our collaboration to enable the development of Foresight Diagnostics’ MRD assay in the EU, UK, Canada and Australia in support of our clinical development of cema-cel.
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
Since inception, we have had significant operating losses. Our net loss was $190.9 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $2.0 billion. As of December 31, 2025, we had $258.3 million in cash and cash equivalents and investments and we expect our cash runway to fund operations into the first quarter of 2028. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
Our License and Collaboration Agreements
Below is a summary of the key terms for certain of our licenses and collaboration agreements. For a more detailed description of these agreements, refer to Note 6 on our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
In May 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) with Servier under which we: (1) expanded our territory under the Original Servier Agreement to include the European Union and the United Kingdom, and provided for an option to further expand our territory to include China and Japan, (2) waived certain of our rights to elect to convert certain of our license rights to a worldwide license, (3) revised our future milestone payments to coincide with Servier’s milestone payments to Cellectis under the Servier-Cellectis Agreement, (4) agreed to pre-pay a future €20 million milestone payment into an escrow account, and (5) increased the United States tiered royalty rates to a range from the low tens to the mid teen percentages, and agreed to an ex-U.S. royalty rate of 10%. On December 15, 2025, Cellectis publicly reported that an arbitral tribunal issued a decision providing for a partial termination of the Servier-Cellectis Agreement with respect to UCART19V1,which is the same as ALLO-501, a product candidate which we previously abandoned in favor of cema-cel (formerly known as ALLO-501A), and affirmed continued licensing rights relating to cema-cel. As a result of that decision, our Servier license covering UCART19V1/ALLO-501 was automatically terminated. The arbitration decision requires Cellectis, at our request, to engage in good-faith discussions regarding the granting of a direct license to UCART19V1/ALLO-501.
Collaboration and License Agreement with Roche (formerly Notch)
On November 1, 2019, we entered into a Collaboration and License Agreement (the Notch Agreement) with Notch Therapeutics Inc. (Notch), pursuant to which Notch granted us an exclusive, worldwide, royalty-bearing, sublicensable license under certain of Notch’s intellectual property to develop, make, use, sell, import, and otherwise commercialize therapeutic gene-edited T cell and/or natural killer cell products from induced pluripotent stem cells directed at certain CAR targets for initial application in NHL, B-cell precursor acute lymphoblastic leukemia (ALL) and multiple myeloma. In addition, Notch has granted us an option to add certain specified targets to our exclusive license in exchange for an agreed upon per-target option fee.
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
Strategic Collaboration Agreement with Foresight Diagnostics
On January 3, 2024, we entered into a Strategic Collaboration Agreement (the Foresight Agreement) with Foresight Diagnostics, Inc. (Foresight Diagnostics). In December 2025, Foresight Diagnostics was acquired by Natera and continues to operate as a standalone subsidiary. Pursuant to the Foresight Agreement, the parties have agreed to collaborate on a non-exclusive basis in the development of Foresight Diagnostics’ CLARITYTM MRD assay as an in vitro diagnostic to identify the MRD+ patient population to be enrolled in our ALPHA3 trial of cemacabtagene ansegedleucel, or cema-cel (previously known as ALLO-501A) for treatment of LBCL. Under the Foresight Agreement, we have agreed to use commercially reasonable efforts to obtain regulatory approval of cema-cel, and Foresight Diagnostics has agreed to use commercially reasonable efforts to obtain regulatory approval of an MRD assay for use as an in vitro diagnostic with cema-cel.
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
As of December 31, 2025, our revenue has been exclusively generated from the License Agreement with Overland Therapeutics. Refer to Note 6 on our consolidated financial statements appearing elsewhere in this Annual Report for more information related to our recognition of revenue and the License Agreement.
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
Operating Expenses

Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the year ended December 31, 2025 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses relate to costs incurred for the development of our most advanced product candidates and include:
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
Other Income (Expense), net
Other income (expense), net, consist of non-operating income and expenses, including primarily our share of net losses for the period from, and impairment of, our equity investments.
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following sets forth our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%

Collaboration revenue - related party	$—	$22	$(22)	(100)%
Operating expenses:
Research and development	150,152	192,299	(42,147)	(22)%
General and administrative	56,781	65,205	(8,424)	(13)%
Impairment of long-lived asset	2,382	15,717	(13,335)	(85)%
Total operating expenses	209,315	273,221	(63,906)	(23)%
Loss from operations	(209,315)	(273,199)	63,884	(23)%
Other income (expense), net:
Interest and other income, net	19,289	20,153	(864)	(4)%
Interest expense	(1,075)	(181)	(894)	494%
Other income (expense), net	215	(3,920)	4,135	(105)%
Total other income (expense), net	18,429	16,052	2,377	15%
Loss before income taxes	(190,886)	(257,147)	66,261	(26)%
Income tax expense	—	(443)	443	(100)%
Net loss	$(190,886)	$(257,590)	$66,704	(26)%
Collaboration revenue - related party
Revenue recognized in the year ended December 31, 2024 was mainly due to participation in the joint steering committee performance obligation related to the License Agreement entered into with Overland Therapeutics on December 14, 2020.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Personnel	$64,677	$79,993	$(15,316)
Development costs	41,411	62,264	(20,853)
Facilities and depreciation	37,001	40,941	(3,940)
Other	7,063	9,101	(2,038)
Total research and development expenses	150,152	192,299	(42,147)
Our research and development expenses included $75.5 million of internal expense and $74.6 million of external expenses for the year ended December 31, 2025. Of the $74.6 million of the external expenses for the year ended December 31, 2025, $23.4 million was related to our cema-cel program. Our research and development expenses included $91.1 million of internal expenses and $101.2 million of external expenses for the year ended December 31, 2024. Of the $101.2 million of the external expenses for the year ended December 31, 2024, $36.4 million was related to our cema-cel program.
Research and development expenses were $150.2 million and $192.3 million for the years ended December 31, 2025 and 2024, respectively. The net decrease of $42.1 million was primarily due to a decrease in development costs of $20.9 million related to the advancement of our product candidates due to the timing of process development activities and manufacturing runs, personnel related costs of $15.3 million, of which $7.5 million was decreased stock-based compensation expense, and facilities, depreciation, and other expenses of $6.0 million.
General and Administrative Expenses

General and administrative expenses were $56.8 million and $65.2 million for the years ended December 31, 2025 and 2024, respectively. The net decrease of $8.4 million was primarily due to a decrease in personnel related costs of $7.4 million, of which $6.6 million was decreased stock-based compensation expense.
Impairment of long-lived asset
During the year ended December 31, 2025, we recorded an additional long-lived asset impairment charge of $1.0 million related to one of our subleased buildings. In addition, during the year ended December 31, 2025, we recorded equipment impairment of $1.3 million in conjunction with the Workforce Reduction, for a total impairment charge of $2.4 million.
During the year ended December 31, 2024, we recorded long-lived asset total impairment charges of $15.7 million as the carrying values of sublet property asset groups were not recoverable due to market conditions.
Interest and Other Income, Net
Interest and other income, net was $19.3 million and $20.2 million for the years ended December 31, 2025 and 2024, respectively. The $0.9 million decrease was primarily due to lower yields and a corresponding decrease in the interest earned on our cash, cash equivalents and investments.
Interest expense
Interest expense was related to the CIRM award proceeds received for the years ended December 31, 2025 and 2024.
Other Income (Expense), net
Other income was $0.2 million for the year ended December 31, 2025 and other expense was $3.9 million for the year ended December 31, 2024. The $4.1 million increase was primarily due to lower impairment loss of $2.0 million related to our equity investment and lower share of net losses in our equity method investments of $1.7 million.
Liquidity and Capital Resources
To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2025, we had $258.3 million in cash, cash equivalents and investments. We believe that the aggregate of our current cash, cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed with the SEC.
Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, the issuance of convertible promissory notes, net proceeds from our IPO, our at-the-market (ATM) offerings, our June 2020 underwritten public offering, upfront cash payment of $40.0 million received in December 2020 pursuant to our License Agreement with Overland Therapeutics, and our May 2024 registered offering. In May 2024, we completed a registered offering pursuant to which we issued and sold 37,931,035 shares of our common stock. We received net proceeds of $105.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In November 2019, we entered into a sales agreement with TD Securities (U.S.A.) LLC (f/k/a Cowen and Company, LLC) (TD Cowen), as amended on November 2, 2022 and November 2, 2023, under which we may from time to time issue and sell shares of our common stock through TD Cowen in ATM offerings. During the years ended December 31, 2025 and 2024, we sold an aggregate of 13,430,193 and 2,539,134 shares of common stock, respectively, in ATM offerings resulting in net proceeds of $22.3 million and $6.8 million, respectively. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(149,246)	$(200,300)
Investing activities	95,559	75,688
Financing activities	30,157	116,675
Net decrease in cash, cash equivalents and restricted cash	$(23,530)	$(7,937)
Operating Activities
During the year ended December 31, 2025, cash used in operating activities of $149.2 million was attributable to a net loss of $190.9 million and a decrease of $10.9 million in our net operating assets and liabilities, partially offset by non-cash charges of $52.5 million. The non-cash charges consisted primarily of stock-based compensation of $37.6 million, depreciation and amortization of $12.4 million, non-cash rent expense of $4.4 million, and impairment of long-lived assets of $2.4 million, partially offset by net amortization and accretion on investment securities of $4.2 million. The net change in operating assets and liabilities was primarily due to a decrease in operating lease liabilities of $7.5 million, increase in the deposit placed in escrow related to the Servier Amendment of $2.7 million, decrease in accrued and other current liabilities of $2.5 million, increase in other long-term assets of $1.3 million, and decrease in accounts payable of $1.2 million, partially offset by a decrease in prepaid expenses and other current assets of $3.2 million and increase in other long-term liabilities of $1.1 million.
During the year ended December 31, 2024, cash used in operating activities of $200.3 million was attributable to a net loss of $257.6 million and a decrease of $24.8 million in our net operating assets and liabilities, partially offset by non-cash charges of $82.1 million. The non-cash charges consisted primarily of stock-based compensation of $51.7 million, impairment of long-lived assets of $15.7 million, depreciation and amortization of $13.6 million, non-cash rent expense of $5.3 million, impairment of equity investment of $2.0 million, and share of losses from equity method investments of $1.7 million, partially offset by net amortization and accretion on investment securities of $8.3 million. The net change in operating assets and liabilities was primarily due to deposit placed in escrow related to the Servier Amendment of $20.8 million, decrease in operating lease liabilities of $6.3 million, decrease in accrued and other current liabilities of $1.3 million, decrease in accounts payable of $0.5 million, and increase in prepaid expense and other current assets of $0.5 million, partially offset by decrease in other long-term assets of $4.3 million and increase in other long-term liabilities of $0.3 million.
Investing Activities
During the year ended December 31, 2025, net cash provided by investing activities of $95.6 million was related to cash inflows from maturities of investments of $234.2 million partially offset by the purchase of investments of $138.3 million and purchases of property and equipment of $0.4 million.
During the year ended December 31, 2024, net cash provided by investing activities of $75.7 million was related to cash inflows from maturities of investments of $432.5 million and cash provided by investment sales of $5.4 million, partially offset by the purchase of investments of $361.5 million and purchases of property and equipment of $0.7 million.
Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities of $30.2 million was related to net proceeds from the issuance of common stock through ATM transactions of $22.4 million, proceeds from the CIRM award of $6.9 million, and proceeds from the sale of common stock through our employee stock purchase plan of $0.9 million.
During the year ended December 31, 2024, net cash provided by financing activities of $116.7 million was related to net proceeds from the issuance of common stock through our May 2024 registered offering of $105.3 million, net proceeds from the issuance of common stock through ATM transactions of $6.8 million, proceeds from the CIRM award of $2.3 million, proceeds from the sales of common stock through our employee stock purchase plan of $1.5 million, and proceeds from the issuance of common stock upon the exercise of stock options of $0.8 million.
Contractual Obligations and Commitments
Material Cash Commitments and Requirements
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Foresight. Under these agreements we are required to make milestone payments upon successful completion of certain development, regulatory and/or sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and/or commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of December 31, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, refer to Note 6 on our consolidated financial statements included elsewhere in this Annual Report.
Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in South San Francisco, California, as well as lease payments on our cell manufacturing facility in Newark, California. For additional information regarding our lease obligations, refer to Note 7 on our consolidated financial statements included elsewhere in this Annual Report.
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
For the years ended December 31, 2025, and 2024, stock-based compensation was $37.6 million, and $51.7 million, respectively. As of December 31, 2025 and 2024, we had $40.5 million and $69.2 million, respectively, of total unrecognized stock-based compensation.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments of $258.3 million as of December 31, 2025, consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on December 31, 2025 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Currency Exchange Rate Risk
Our collaboration agreement with Servier requires collaboration payments for shared clinical development costs to be paid in euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our consolidated financial statements. As of December 31, 2025, we had $23.5 million of deposit placed in escrow. As of December 31, 2025, we had $0.2 million receivables and $0.1 million of current liabilities denominated in foreign currency.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Allogene Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Allogene Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters
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

San Mateo, California
March 12, 2026

ALLOGENE THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$51,688	$75,218
Short-term investments	198,522	217,258
Prepaid expenses and other current assets	7,539	10,910
Total current assets	257,749	303,386
Long-term investments	8,043	80,673
Operating lease right-of-use asset	39,888	45,205
Property and equipment, net	72,839	86,056
Deposit placed in escrow	23,479	20,773
Restricted cash	10,292	10,292
Other long-term assets	3,615	2,325
Total assets	$415,905	$548,710
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,270	$5,394
Accrued and other current liabilities	28,244	30,129
Total current liabilities	32,514	35,523
Lease liability, noncurrent	75,045	83,247
Other long-term liabilities	15,804	7,761
Total liabilities	123,363	126,531
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 authorized as of December 31, 2025 and December 31, 2024; no shares were issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 229,413,523 and 212,210,597 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	229	212
Additional paid-in capital	2,302,753	2,241,879
Accumulated deficit	(2,010,709)	(1,819,823)
Accumulated other comprehensive gain (loss)	269	(89)
Total stockholders’ equity	292,542	422,179
Total liabilities and stockholders’ equity	$415,905	$548,710
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024

Collaboration revenue - related party	$—	$22
Operating expenses:
Research and development	150,152	192,299
General and administrative	56,781	65,205
Impairment of long-lived asset	2,382	15,717
Total operating expenses	209,315	273,221
Loss from operations	(209,315)	(273,199)
Other income (expense), net:
Interest and other income, net	19,289	20,153
Interest expense	(1,075)	(181)
Other income (expense), net	215	(3,920)
Total other income (expense), net	18,429	16,052
Loss before income taxes	(190,886)	(257,147)
Income tax expense	—	(443)
Net loss	(190,886)	(257,590)
Other comprehensive loss:
Net unrealized gain on available-for-sale investments	358	866
Net comprehensive loss	$(190,528)	$(256,724)
Net loss per share, basic and diluted	$(0.87)	$(1.32)
Weighted-average number of shares used in computing net loss per share, basic and diluted	220,622,669	194,811,756
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2023	168,642,238	$169	$2,075,252	$(1,562,233)	$(955)	$512,233
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.1 million	2,539,134	2	6,762	—	—	6,764
Issuance of common stock from registered offering, net of commissions and offering costs of 4.7 million	37,931,035	38	105,245	—	—	105,283
Issuance of common stock upon exercise of stock options and vesting of RSUs	2,569,680	2	811	—	—	813
Vesting of early exercised common stock	—	—	532	—	—	532
Stock-based compensation	—	—	51,743	—	—	51,743
Employee stock purchase plan	528,510	1	1,534	—	—	1,535
Net loss	—	—	—	(257,590)	—	(257,590)
Net unrealized gain on available-for-sale investments	—	—	—	—	866	866
Balance — December 31, 2024	212,210,597	212	2,241,879	(1,819,823)	(89)	422,179
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.3 million	13,430,193	14	22,340	—	—	22,354
Issuance of common stock upon vesting of RSUs	3,123,885	2	(2)	—	—	—
Stock-based compensation	—	—	37,642	—	—	37,642
Employee stock purchase plan	648,848	1	894	—	—	895
Net loss	—	—	—	(190,886)	—	(190,886)
Net unrealized gain on available-for-sale investments	—	—	—	—	358	358
Balance — December 31, 2025	229,413,523	$229	$2,302,753	$(2,010,709)	$269	$292,542
The accompanying notes are an integral part of these consolidated financial statements.

ALLOGENE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(190,886)	$(257,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	37,642	51,743
Depreciation and amortization	12,359	13,639
Net amortization/accretion on investment securities	(4,221)	(8,348)
Impairment of long-lived asset	2,382	15,717
Impairment of equity investment and equity method investment	—	1,957
Non-cash rent expense	4,355	5,264
Income tax expense	—	443
Non-cash collaboration revenue - related party	—	(14)
Share of loss from equity method investments	—	1,688
Changes in operating assets and liabilities:
Deposit placed in escrow	(2,706)	(20,773)
Prepaid expenses and other current assets	3,238	(492)
Other long-term assets	(1,290)	4,279
Accounts payable	(1,231)	(503)
Accrued and other current liabilities	(2,520)	(1,262)
Operating lease liabilities	(7,503)	(6,307)
Other long-term liabilities	1,135	259
Net cash used in operating activities	(149,246)	(200,300)
Cash flows from investing activities:
Purchases of property and equipment	(386)	(694)
Proceeds from sales of investments	—	5,398
Proceeds from maturities of investments	234,202	432,459
Purchase of investments	(138,257)	(361,475)
Net cash provided by investing activities	95,559	75,688
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	22,354	6,764
Proceeds from issuance of common stock from public offering, net of commissions and issuance costs	—	105,283
Proceeds from issuance of common stock upon exercise of stock options	—	813
Proceeds from issuance of common stock under the employee stock purchase plan	895	1,535
Proceeds from CIRM award	6,908	2,280
Net cash provided by financing activities	30,157	116,675
Net decrease in cash, cash equivalents and restricted cash	(23,530)	(7,937)
Cash, cash equivalents and restricted cash — beginning of period	85,510	93,447
Cash, cash equivalents and restricted cash — end of period	$61,980	$85,510
Non-cash operating, investing and financing activities:
Right-of-use asset obtained in exchange for lease liability	$—	$2,409
Property and equipment purchases in accounts payable and accrued and other current liabilities	$107	$64
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(12,921)	$(12,505)
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
Public Offerings
In November 2019, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended on November 2, 2022 and November 2, 2023, under which the Company may from time to time issue and sell shares of its common stock through Cowen in at-the-market (ATM) offerings. The aggregate compensation payable to Cowen as the Company's sales agent equals up to 3.0% of the gross sales price of the shares sold through Cowen pursuant to the sales agreement. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement. During the years ended December 31, 2025 and 2024, the Company sold an aggregate of 13,430,193 and 2,539,134 shares of common stock in ATM offerings resulting in net proceeds of $22.4 million and $6.8 million, respectively.
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
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company had cash, cash equivalents and investments of $258.3 million as of December 31, 2025. Since inception through December 31, 2025, the Company has incurred cumulative net losses of $2,010.7 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to the fair value of common stock, the fair value of stock options, the fair value of investments, income tax uncertainties, the CIRM (as defined below) award liability and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances change. Actual results could differ from those estimates.
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
The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, commercial paper, money market instruments, asset-backed securities, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. The accounts are monitored by management and management believes that the financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2025 and 2024, the Company has not experienced any significant credit losses in such accounts or investments.
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
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in a single operating segment and has one reportable segment. The Company’s method for measuring profitability on a reportable segment basis is net profit or loss. The Company's CODM does not evaluate operating segments using asset or liability information. Additional significant segment expenses are provided on a quarterly basis to the CODM to support the CODM’s decision making process. Refer to Note 14 for additional information.
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
California Institute for Regenerative Medicine (CIRM) Award
Accounting for the CIRM award does not fall under ASC 606, Revenue from Contracts and Customers, as CIRM does not meet the definition of a customer. No income associated with the CIRM award will be recognized until it is confirmed with CIRM that the award does not require repayment. Until then such award will be recognized, along with any interest, as a long-term liability upon cash receipt. Any estimated interest accrued for the CIRM award received is recognized as interest expense in the consolidated statements of operations. The Company will not recognize a receivable of future awards until it is approved by CIRM. Refer to Note 5 below for more details.

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
Equity Method Investments
The Company uses the equity method of accounting for equity investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company's proportionate share of the net income or loss of these companies is included in other expenses, net in the consolidated statement of operations. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company's ownership interest, representation on the board of directors, participation in policy-making decisions and material purchase and sale transactions.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. For the years ended December 31, 2025 and 2024, this was comprised of unrealized gains and losses, net of tax, on the Company’s investments.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. The long-lived assets recoverability test is performed at the asset group level, i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If this test indicates that the carrying amount of the asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of an asset group exceeds its fair value. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset shall not be reduced below its fair value. The Company recorded long-lived asset impairment losses of $2.4 million and $15.7 million for the years ended December 31, 2025 and 2024, respectively (refer to Note 5).
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
Note 2. Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09, Income taxes (Topic 740), Improvements to Income Tax Disclosures (ASU 2023-09), which enhances the disclosures required for income taxes in the Company’s annual financial statements. The Company adopted this standard effective January 1, 2025 and applied the disclosure requirements on a retrospective basis. Adoption of the new guidance had no significant impact on the Company’s financial statements. Refer to Note 12 for the revised disclosures consistent with the new guidance. These reclassifications have no effect on the benefit for income taxes for the year ended December 31, 2024.
Recent Accounting Pronouncements Not Yet Adopted
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
There were no Level 3 assets or liabilities as of December 31, 2025 or 2024.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2025 and 2024 are presented in the following table:

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds ¹	$48,576	$—	$—	$48,576
Commercial paper	—	42,704	—	42,704
Corporate bonds	—	53,705	—	53,705
U.S. treasury securities	76,157	—	—	76,157
U.S. agency securities	—	33,999	—	33,999
Total financial assets	$124,733	$130,408	$—	$255,141
¹ Included within cash and cash equivalents on the Company’s consolidated balance sheets

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds ¹	$65,780	$—	$—	$65,780
Commercial paper	—	66,255	—	66,255
Corporate bonds	—	82,725	—	82,725
U.S. treasury securities	85,728	—	—	85,728
U.S. agency securities	—	58,514	—	58,514
Asset-backed securities	—	9,700	—	9,700
Total financial assets	$151,508	$217,194	$—	$368,702
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
There were no transfers of assets between the fair value measurement levels during the years ended December 31, 2025 or 2024.
Note 4. Investments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of December 31, 2025 are presented in the following tables:

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$48,576	$—	$—	$48,576
Commercial paper	42,696	18	(10)	42,704
Corporate bonds	53,636	69	—	53,705
U.S. treasury securities	75,990	167	—	76,157
U.S. agency securities	33,974	25	—	33,999
Total cash equivalents and investments	$254,872	$279	$(10)	$255,141

Classified as:
Cash equivalents				$48,576
Short-term investments				198,522
Long-term investments				8,043
Total cash equivalents, and investments				$255,141
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of December 31, 2024 are presented in the following tables:

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$65,780	$—	$—	$65,780
Commercial paper	66,269	19	(34)	66,254
Corporate bonds	82,716	53	(45)	82,724
U.S. treasury securities	85,765	54	(91)	85,728
U.S. agency securities	58,566	20	(70)	58,516
Asset-backed securities	9,695	5	—	9,700
Total cash equivalents and investments	$368,791	$151	$(240)	$368,702

Classified as:
Cash equivalents				$70,771
Short-term investments				217,258
Long-term investments				80,673
Total cash equivalents, and investments				$368,702
The fair values of available-for-sale debt investments by contractual maturity as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(in thousands)
Due in 1 year or less	$198,522	$222,250
Due in 1 - 2 years	8,043	70,972
Due in 3 years	—	9,700
Instruments not due at a single maturity date	48,576	65,780
Total cash equivalents and investments	$255,141	$368,702

There were no significant realized losses on available-for-sale securities for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of December 31, 2025 and 2024, there were no securities were in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivable on available-for-sale securities. As of December 31, 2025 and 2024, the Company recognized $1.5 million and $1.9 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the consolidated balance sheets.
Note 5. Balance Sheet Components
Property and Equipment, Net

	December 31,
	2025	2024
	(in thousands)
Leasehold improvements	$107,537	$108,127
Laboratory equipment	28,748	31,595
Computer equipment and purchased software	4,873	4,658
Furniture and fixtures	4,214	4,214
Total	145,372	148,594
Less: accumulated depreciation	(72,533)	(62,538)
Total property and equipment, net	$72,839	$86,056
Depreciation expense for the years ended December 31, 2025, and 2024 was $12.4 million, and $13.6 million, respectively. Disposals of property and equipment were less than $0.1 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.
The Company reviews for indicators of impairment on a quarterly basis which includes the change in how its property is being used. During the year ended December 31, 2024, the Company made a decision to sublease one of its leased buildings in South San Francisco. The Company vacated and ceased occupancy of this building and began actively marketing the leased building for sublease in 2024. The Company determined that the change in how this building is being used was an indicator of impairment. The Company identified this to-be-sublet property as a separate asset group. The Company concluded that the carrying value of this to-be-sublet property asset group was not recoverable and the estimated fair value of this asset group was below its carrying value. The decrease in the fair value of this asset group was mainly due to the lower estimated sublease income based on current commercial rental market conditions compared to the lease payments in accordance with the initial operating lease agreement. The Company performed discounted cash flow analysis to estimate the fair value of its right-of-use asset and leasehold improvements. The key inputs to this valuation were expected sublease rental income of $1.9 million through March 2032 and the risk-adjusted annual discount rate of 9.5%. Based on this analysis, the Company concluded the fair value of the right-of-use asset and leasehold improvements of $1.2 million was lower than its net book value of $7.5 million. The Company recognized an aggregate long-lived asset impairment charge of $6.2 million on the right-of-use asset and leasehold improvements for the year ended December 31, 2024.
During the year ended December 31, 2025, the Company identified an additional indicator that the carrying value of this to-be-sublet property asset group was not recoverable. The expected sublease rental income of $1.9 million as of December 31, 2024 had decreased to $0.7 million based on the sublease agreement executed in July 2025. The risk-adjusted annual discount was 9.25%. The Company updated its discounted cash flow analysis to estimate fair value of its right-of-use asset and leasehold improvements. Based on this analysis, the resulting fair value was immaterial resulting in the write off of the $0.9 million right-of-use asset and $0.1 million leasehold improvements as long-lived asset impairment charges for the year ended December 31, 2025.
Previously, in December 2023, the Company made a decision to sublease one of its other leased buildings in South San Francisco. The Company had vacated and ceased occupancy of this building in December 2023, and in January 2025, the

Company executed two subleases for the majority of the leased building. During the year ended December 31, 2024, the Company recognized long-lived asset impairment charge of $9.5 million on the right-of-use asset by applying a discounted cash flow method to estimate fair value of its right-of-use asset. The key inputs to this valuation were expected sublease rental income of $4.7 million through March 31, 2032 and an annual discount rate of 9.0%. The Company concluded the fair value of the right-of-use asset of $3.1 million was lower than its book value of $12.6 million. Total long-lived asset impairment charges recognized on the Company's right-of-use assets were $15.7 million for the year ended December 31, 2024.
In addition, during the year ended December 31, 2025, the Company recognized a non-cash equipment impairment charge of $1.3 million as a result of the Workforce Reduction (refer to the Accrued and Other Current Liabilities section in Footnote 5 for further information).
Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2025	2024
	(in thousands)
Accrued compensation and related benefits	$10,241	$12,146
Accrued research and development expenses	7,398	9,402
Lease liability, current	8,208	7,509
Other	2,397	1,072
Total accrued and other current liabilities	$28,244	$30,129
Accrued and Other Current Liabilities
On May 12, 2025, the Company’s Board of Directors approved an approximately 28% reduction in the Company’s employee workforce (Workforce Reduction) in connection with a reduction in manufacturing operations and a reprioritization of resources to focus on the Company’s clinical programs. The Workforce Reduction included one-time severance payments and other employee benefits and impairment of equipment of $4.7 million which comprised of $3.1 million in research and development expense, $1.3 million in equipment impairment expense, and $0.3 million in general and administrative expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2025. As of December 31, 2025, less than $0.1 million of the severance and other employee benefits accrual was included in accrued and other current liabilities on the consolidated balance sheets.
Costs associated with the Workforce Reduction consist of the following:

	Severance and Employee Benefit Costs	Impairment Costs	Total
	(in thousands)
Balance at December 31, 2024	$—	$—	$—
Charges	3,406	1,340	4,746
Cash payments made	(3,227)	—	(3,227)
Non-cash adjustments	(165)	(1,340)	(1,505)
Balance at December 31, 2025	$14	$—	$14
California Institute for Regenerative Medicine (CIRM) Award
On April 26, 2024, the Company was awarded up to $15.0 million from CIRM to support the clinical development of ALLO-316, an AlloCAR T investigational product targeting CD70 in development for the treatment of advanced or metastatic renal cell carcinoma (RCC). Upon treatment of 20 patients, the Company met the primary study objectives of the ALLO-316 Phase 1b study plan supported by CIRM and was able to successfully complete the study plan on time and under budget without further enrollment. As a result, the Company updated the study plan and requested a reduction in its co-funding responsibility and adjustments to the remaining milestone payments to align with the updated research plan. On April 28, 2025, the terms of the award were amended and the total award amount was adjusted to up to $9.2 million.
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
The Company received $6.9 million and $2.3 million from CIRM through December 31, 2025 and 2024, respectively, and accounted for the total $9.2 million proceeds as a liability within other long-term liabilities on the consolidated balance sheets. The Company recorded interest expense of $1.1 million and $0.2 million for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, $1.3 million of accrued interest was included in other long-term liabilities.
Note 6. License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets, including certain contracts and intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make milestone payments upon successful completion of regulatory and sales milestones on a target-by-target basis for the targets including CD19 and B-cell maturation antigen (BCMA), covered by the Pfizer Agreement. The aggregate potential milestone payments upon successful completion of various regulatory milestones in the United States and the European Union are $30.0 million or $60.0 million, depending on the target, with aggregate potential regulatory and development milestones of up to $840.0 million. The aggregate potential milestone payments upon reaching certain annual net sales thresholds in North America, Europe, Asia, Australia and Oceania (the Territory) for a certain number of targets covered by the Pfizer Agreement are $325.0 million per target. The sales milestones in the foregoing sentence are payable on a country-by-country basis until the last to expire of any Pfizer Royalty Term, as described below, for any product in such country in the Territory. In October 2019, the Territory was expanded to all countries in the world. No milestones were achieved and no royalty payments were made for the years ended December 31, 2025 and 2024, respectively.
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
No milestones were achieved for the years ended December 31, 2025 and 2024.
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
The Company transferred €20.0 million into an escrow account in connection with a potential future milestone payment, which is included in the remaining €60.0 million in milestone payments referenced above for the initial indication for cema-cel. Such milestone payment will be triggered, if at all, upon the occurrence of one of these events: (1) the Company doses the first subject in its first phase 3 clinical study for a CD19 CAR T product that is a licensed product under the Servier Agreement, (2) the Company submits a phase 2 clinical study for a licensed product to the U.S. Food and Drug Administration or the European Medicines Agency, and such phase 2 clinical study is accepted for regulatory approval as a pivotal study, or (3) a final and definitive decision of a tribunal or court finding that under the Servier-Cellectis Agreement the milestone has occurred and the €20.0 million payment is due to Cellectis. As of December 31, 2025, the Company recorded €20.0 million as deposit placed in escrow in the consolidated balance sheets. On December 15, 2025, Cellectis publicly reported that an arbitral tribunal issued a decision providing for a partial termination of the Servier-Cellectis Agreement with respect to UCART19V1, which is the same as ALLO-501, a product candidate which the Company previously abandoned in favor of cema-cel (formerly known as ALLO-501A). As a result of that decision, the Company's Servier license covering UCART19V1/ALLO-501 was automatically terminated. The arbitration decision requires Cellectis, at the Company's request, to engage in good-faith discussions regarding the granting of a direct license to UCART19V1/ALLO-501 resulting in the €20.0 million in escrow to be remitted to the Company pursuant to the terms of the Servier Amendment. As of December 31, 2025, the Company maintained the €20.0 million as deposit placed in escrow in the consolidated balance sheets and recognized $2.7 million gain on foreign currency in interest and other income, net for the year ended December 31, 2025. On February 13, 2026, the €20.0 million balance in escrow was remitted to the Company.
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
The Company recorded zero and $5.4 million in research and development expenses upon achievement of a regulatory milestone for the years ended December 31, 2025 and 2024, respectively.
Research Collaboration and License Agreement with Roche (formerly Notch Therapeutics)
On November 1, 2019, the Company entered into a Collaboration and License Agreement (the Notch Agreement) with Notch Therapeutics Inc. (Notch), pursuant to which Notch granted to Allogene an exclusive, worldwide, royalty-bearing, sublicensable license under certain of Notch’s intellectual property to develop, make, use, sell, import, and otherwise commercialize therapeutic gene-edited T cell and/or natural killer (NK) cell products from induced pluripotent stem cells directed at certain CAR targets for initial application in non-Hodgkin lymphoma, acute lymphoblastic leukemia and multiple myeloma.
In connection with the Notch Agreement, the Company made a $10.0 million upfront payment and made equity investments in Notch, including a $5.0 million seed investment. The Company made additional investments in Notch totaling $17.7 million in 2021. Following these transactions, the Company's share in Notch was 23% on a voting interest basis.
On January 25, 2024, the Company entered into an Amended and Restated Collaboration and License Agreement under which the Company has relinquished its exclusive rights to all original CAR targets except one, limited its option right to one additional CAR target and became entitled to a percentage of certain third party upfront and/or milestone payments (up oto a stated cap) and a low, single-digit royalty on net sales if Notch out-licenses any released targets.
On May 17, 2024, the Company entered into an Amendment No. 1 to Amended and Restated Collaboration and License Agreement in connection with Notch's Series B financing. As a result of that financing and amendment, the Company's ownership increased to 13%, the Company waived its right to appoint a member of the Notch's board of directors (retaining board observation rights), and the Company no longer has any significant influence over Notch. Accordingly, effective May 17, 2024, the Company accounted for its investment in Notch as an equity investment measured at cost less any impairment.
On March 31, 2025, the Company entered into a Second Amendment to Amended and Restated Collaboration and License Agreement in connection with F. Hoffmann-La Roche AG’s acquisition of Notch. The amendment clarified defined certain terms, extended certain technology time periods, and clarified the scope of Allogene’s exclusive rights. Notch dissolved on September 2, 2025 and final proceeds were distributed to the Company.
The only remaining elements of the Notch relationship is that the Company retains its rights for the one original CAR target that it did not relinquish, and may receive the above-mentioned contingent payments if any released target is further partnered or commercialized. With respect to those rights, each party has standard rights to terminate for breach or insolvency, and the Company can also terminate unilaterally for any with prior notice.
For the period from January 1, 2024 through May 17, 2024, the Company recognized its share of Notch’s net loss of $1.7 million under the other income and expense, net caption within the consolidated statements of operations. During the year ended December 31, 2024, the Company recognized $2.0 million of impairment loss under the other income and expense, net caption. As of December 31, 2025 and 2024, the Company's equity investment in Notch was zero. For the year ended December 31, 2025, the Company recorded $0.3 million in other income and expenses, net representing the final dissolution distribution of its equity investment in Notch.
Strategic Alliance with The University of Texas MD Anderson Cancer Center
On October 6, 2020, the Company entered into a strategic five-year collaboration agreement with The University of Texas MD Anderson Cancer Center (MD Anderson) for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. In August 2025, the Company extended the term on the agreement for an additional year. The Company and MD Anderson are collaborating on the design and conduct of preclinical and clinical studies with oversight from a joint steering committee.
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
Collaboration costs recorded as research and development expenses were $0.9 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.
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
Pursuant to the Share Purchase Agreement, the Company and Overland acquired Seed Preferred Shares of Allogene Overland representing 49% and 51%, respectively, of Allogene Overland’s outstanding stock for $117.0 million in upfront and certain quarterly cash payments to support operations of Allogene Overland. The Company received $40.0 million from Allogene Overland as partial consideration for the License Agreement. Until the Organizational Restructuring (as defined below), the Company and Overland were the sole equity holders in Allogene Overland.
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
The Company determined that Overland Therapeutics is a variable interest entity as of December 31, 2025 and 2024. The Company does not have the power to direct the activities which most significantly affect Overland Therapeutics’ economic performance. Accordingly, the Company did not consolidate Overland Therapeutics because the Company determined that it was not the primary beneficiary. After the Organizational Restructuring, the Company has 20% voting rights of Overland Therapeutics’ board of directors. The Company concluded that it has significant influence over Overland Therapeutics and continued to account for its investment in Overland Therapeutics as an equity method investment. In connection with the Organizational Restructuring, the Company recorded an increase in its equity method investment in Overland Therapeutics and corresponding gain of $1.1 million, which was offset by its share of Overland Therapeutics' net loss of $1.1 million under the other income and expense, net caption within the consolidated statement of operations. The Company’s total equity investment in Overland Therapeutics was zero as of December 31, 2025 and 2024. Collaboration revenue was zero and less than $0.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, $4.6 million of deferred revenue was recorded in other long-term liabilities.
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
For the years ended December 31, 2025 and 2024, the Company recorded zero in research and development expenses related to the upfront payment and collaboration costs. For the years ended December 31, 2025 and 2024, no milestones were achieved under the Antion Collaboration and License Agreement.
Strategic Collaboration Agreement with Foresight Diagnostics
On January 3, 2024, the Company entered into a Strategic Collaboration Agreement with Foresight Diagnostics, Inc. (Foresight Diagnostics) (the Foresight Agreement). Foresight Diagnostics was acquired by Natera, Inc. (Natera) in December 2025 and continues to operate as a standalone subsidiary. Pursuant to the Foresight Agreement, the parties have agreed to collaborate on a non-exclusive basis in the development of Foresight Diagnostics’ minimal residual disease (MRD) assay based on their PhasED-Seq Circulating Tumor DNA Platform as an in vitro diagnostic to identify the MRD+ patient population to be enrolled in the Company’s planned ALPHA3 trial of cema-cel, for treatment of large B-cell lymphoma (LBCL). Under the Foresight Agreement, the Company has agreed to use its commercially reasonable efforts to obtain regulatory approval of cema-cel, and Foresight Diagnostics has agreed to use its commercially reasonable efforts to obtain regulatory approval of its CLARITYTM MRD assay for use as an in vitro diagnostic with cema-cel. Under the Foresight Agreement, the Company has agreed to fund approximately $26.2 million in MRD assay development costs, milestone payments for regulatory submissions and assay utilization to process clinical samples.
On February 19, 2025, the Company entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics which expands its collaboration to include the development of Foresight Diagnostics’ MRD assay as a companion diagnostic for use with cema-cel as part of a possible EU and/or UK clinical development program, and as part of an expansion of ALPHA3 to Canadian and Australian clinical trial sites in support of the U.S. clinical development program. In total, the Company has agreed to fund approximately $37.3 million in MRD assay development costs, milestone payments for U.S., and certain international regulatory submissions and assay utilization costs to process clinical samples, all in addition to the financial commitments under the Foresight Agreement.
Clinical trial milestones recorded as research and development expenses were $5.8 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, $1.4 million and $1.0 million, respectively, were recorded in accrued and other liabilities.
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
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the consolidated balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of December 31, 2025 and 2024.
The balance sheet classification of the Company's lease liabilities were as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Operating lease liabilities
Current portion included in accrued and other current liabilities	$8,208	$7,509
Long-term portion of lease liabilities	75,045	83,247
Total operating lease liabilities	$83,253	$90,756
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating lease cost	$9,774	$11,468
Variable lease cost	2,507	3,105
Total lease costs	$12,281	$14,573
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2025 was $12.9 million and was included in net cash used in operating activities in the Company's consolidated statements of cash flows.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of December 31, 2025 is as follows:

Year ending December 31:	(in thousands)
2026	$13,164
2027	13,613
2028	14,078
2029	15,480
2030 and thereafter	49,910
Total undiscounted lease payments	106,245
Less: Present value adjustment	(22,992)
Total	$83,253
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.49%. As of December 31, 2025, the weighted average remaining lease term for the Company's operating leases is 7.17 years.
In December 2024 and January 2025, the Company entered into non-cancelable agreements under which it subleased approximately 46,011 square feet of its HQ Lease to two unaffiliated companies. In July 2025, the Company entered into a non-

cancelable agreement under which it subleased one of its leased buildings in South San Francisco to one unaffiliated company. As a result of continued market deterioration there was a trigger of an additional indicator of impairment of the Company’s leased property and leasehold improvements, as described further in Note 5, which resulted in the recognition of a long-lived asset impairment charge of $1.0 million and $15.7 million for the years ended December 31, 2025 and 2024, respectively.
During the year ended December 31, 2025 and 2024, the Company recognized $2.6 million and $0.1 million in sublease income, respectively, under the interest and other income, net caption within the condensed consolidated statements of operations.
Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement. At the inception of such leases, the Company records an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. To determine the fair value of the obligation, the Company estimates the cost for a third-party to perform the restoration work. In subsequent periods, for each asset retirement obligation, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciate each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. Asset retirement obligations were $0.7 million as of December 31, 2025 and 2024.
Other Commitments
Solar Power Purchase and Energy Services Agreement
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company's cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the consolidated balance sheets as of December 31, 2025 and 2024.
License Agreements for Intellectual Property
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of December 31, 2025 and 2024.
Contingencies
In the ordinary course of business, the Company or its business partners may be subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses its potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of December 31, 2025 and 2024, the Company did not accrue any estimated losses related to its ongoing legal proceedings.
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
Note 8. Stockholders’ Equity
Preferred Stock
Pursuant to the Amended and Restated Certificate of Incorporation filed on October 15, 2018, as amended, the Company is authorized to issue a total of 10,000,000 shares of preferred stock, of which no shares were issued and outstanding at December 31, 2025 and 2024.
Common Stock

Pursuant to the Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 17, 2022, the Company is authorized to issue a total of 400,000,000 shares of common stock, of which 229,413,523 and 212,210,597 shares were issued and outstanding at December 31, 2025 and 2024, respectively.
Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2025 and 2024, no dividends on common stock had been declared by the Company’s Board of Directors.
Note 9. Stock-Based Compensation
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
As of December 31, 2025 and 2024, there were 6,187,819 and 8,838,676 shares reserved by the Company under the 2018 Plan for the future issuance of equity awards.
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
Stock Option Activity

The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance as of December 31, 2024	24,184,884	$8.14	7.53	$1
Options granted	9,731,523	1.83	8.28
Options exercised	—	—		—
Options forfeited	(2,778,330)	6.51
Balance as of December 31, 2025	31,138,077	$6.31	7.17	$97
Exercisable as of December 31, 2025	20,293,071	$8.54	6.26	$6
Vested and expected to vest as of December 31, 2025	31,138,077	$6.31	7.17	$97
The aggregate intrinsic values of options exercised, outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2025. The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was zero and $0.6 million, respectively. During the years ended December 31, 2025 and 2024, the estimated weighted-average grant-date fair value of employee options granted was $1.26 per share and $2.05 per share, respectively. As of December 31, 2025 and 2024, there was $21.1 million and $35.5 million, respectively, of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.46 years and 1.85 years, respectively.
The fair value of employee, consultant and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2025	2024
Fair value of common stock	$0.76 - $1.99	$1.40 - $3.32
Expected term in years	5.15 - 6.08	5.02 - 6.25
Expected volatility	73.66% - 80.17%	72.85% - 74.09%
Expected risk-free interest rate	3.73% - 4.40%	3.42% - 4.32%
Expected dividend	0%	0%
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
Expected exercise barrier - The modified options are assumed to be exercised upon vesting and when the ratio of stock market price to exercise price reaches $2.57, or expiration, whichever is earlier.

Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance as of December 31, 2024	13,343,793	$4.87	1.58	$28,422
Granted	10,147,144	1.78	4.36
Released	(3,123,760)	6.13
Forfeited	(3,838,951)	3.79
Balance as of December 31, 2025	16,528,226	$2.99	2.39	$22,644
Expected to vest as of December 31, 2025	16,528,226	$2.99	2.39	$22,644
Vested and unreleased as of December 31, 2025	238,500	$1.29		$327
For the year ended December 31, 2025, the Company granted 2,433,312 performance-based restricted stock units to certain executive officers and other employees pursuant to the 2018 Plan. These awards are subject to the holders' continuous service to the Company through each applicable vesting event. Through December 31, 2025, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the year ended December 31, 2025. The Company recognized $0.1 million and $2.4 million in stock-based compensation expense related to the restricted units with a market condition for the years ended December 31, 2025 and 2024, respectively.
For the years ended December 31, 2025 and 2024, total fair value of vested restricted stock units, performance based restricted stock units and restricted stock units with a market condition as of their grant dates was $19.5 million and $20.6 million, respectively. As of December 31, 2025 and 2024, there was $19.4 million and $33.7 million, respectively, of unrecognized stock-based compensation which is expected to be recognized over a weighted average period of 2.39 years and 2.10 years, respectively.
Awards granted to members of the Company’s Board of Directors includes restricted stock units. Effective April 11, 2025, non-employee directors may elect to defer receipt of their vested restricted stock units. Directors who make a deferral election will have no rights as stockholders of the Company with respect to amounts deferred. The restricted stock units deferred will be released on the 30th day following the director's separation from service or on the date of a Section 409A Change of Control, which ever is earlier. Certain members of the Board of Directors have elected to defer receipt of their awards and the total number of vested and unreleased deferred restricted stock units held by the non-employee directors was 238,500 as of December 31, 2025.
Employee Stock Purchase Plan
In October 2018, the stockholders approved the 2018 Employee Stock Purchase Plan (ESPP), which initially reserved 1,160,000 shares of the Company's common stock for employee purchases under terms and provisions established by the Board of Directors. Effective January 1, 2025 and 2024, the number of shares authorized under the ESPP for employee purchases increased by 2,122,105 and 1,686,422 shares, respectively. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Under the current offering adopted pursuant to the ESPP, each offering period is approximately 24 months, which is generally divided into four purchase periods of approximately six months.
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

The fair values of the rights granted under the ESPP were calculated using the following assumptions:

	Year ended December 31,
	2025	2024
Expected term (in years)	0.50 – 2.00	0.50 – 2.00
Volatility	80.44% – 106.07%	76.16% – 88.69%
Risk-free interest rate	3.51% – 4.20%	3.49% – 5.25%
Dividend yield	0%	0%
Stock-based compensation expense
For the years ended December 31, 2025 and 2024, the following table presents stock-based compensation expense related to stock options, restricted stock units, and employee stock purchase plans that was recorded as research and development and general and administrative expense in its consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024
	(in thousands)
Research and development	$12,908	$20,421
General and administrative	24,733	31,322
Total stock-based compensation	$37,641	$51,743
Note 10. Related Party Transactions
Collaboration Revenue and Equity Method Investment
In December 2020, the Company entered into the License Agreement with Overland Therapeutics, a corporate joint venture entity and related party (refer to Note 6). The License Agreement was subsequently assigned to a wholly owned subsidiary of Allogene Overland, Allogene Overland HK. On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited. On May 24, 2024, the License Agreement was amended.
Consulting Agreements
In August 2018, the Company entered into a consulting agreement with Bellco Capital LLC (Bellco). Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun, the Company's executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $38,583 per month in arrears commencing January 2021 and $40,217 per month in arrears commencing January 2022. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus and out-of-pocket expenses incurred under this consulting agreement were $0.8 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, the amounts due to Bellco of $0.3 million and $0.2 million, respectively, were recorded in accrued and other current liabilities in the accompanying consolidated balance sheets.
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
In February 2023, the Company entered into a new subleased agreement with Bellco for 2,218 square feet of office space in Los Angeles, California, from Bellco. The sublease term is 115 months, subject to certain early termination rights. The sublease commenced on January 1, 2024. The total right of use asset and associated liability recorded related to this related party lease was $2.0 million and $2.3 million, respectively, as of December 31, 2025. The Company paid approximately $0.2 million towards its share of the security deposit. For the year ended December 31, 2025, the Company recorded $0.4 million of rent expense related to this lease.
Note 11. 401(k) Plan
In April 2018, the Company began to sponsor a 401(k) retirement savings plan for the benefit of its employees. All employees are eligible to participate, provided they meet the requirements of the plan. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $1.6 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively.
Note 12. Income Taxes
The Company has incurred net operating losses for all the periods presented. The Company has not recorded any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.
Income (loss) before provision for income taxes for each of the fiscal periods presented is summarized as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Domestic	$(190,886)	$(257,147)
Foreign	—	—
Loss before provision for income taxes	$(190,886)	$(257,147)
The Company's income tax expense consists of the following:

	Year Ended December 31,
	2025	2024

	(in thousands)
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	—	443
State	—	—
	—	443
Provision (benefit) for income taxes	$—	$443

Reconciliation of the benefit for income taxes, upon retrospective adoption of ASU 2023-09, calculated at the statutory rate to the Company's benefit for income taxes is as follows:

	Year Ended December 31,
(in thousands)	2025		2024
	Amount	Percentage	Amount	Percentage
Tax benefit at federal statutory rate	$(40,086)	21.00%	$(54,001)	21.00%
Research tax credits	(1,783)	0.93%	(2,793)	1.08%
Change in valuation allowance	35,414	(18.55)%	47,172	(18.34)%
Nontaxable or nondeductible items:
Stock-based compensation	6,280	(3.29)%	9,413	(3.66)%
Other	175	(0.09)%	209	(0.08)%
Other adjustments	—	—%	443	(0.17)%
Benefit for income taxes	$—	—%	$443	(0.17)%
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
Significant components of the Company's deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$315,470	$243,798
Tax credit carryforwards	37,726	37,108
Intangibles	10,099	10,757
Accrued expenses	2,682	2,710
Lease liabilities	23,297	22,085
Stock based compensation	25,952	21,871
Investments	23,429	26,009
Capitalized Research & Development	63,696	89,090
Other	10,577	2,396
Total deferred tax assets	512,928	455,824
Deferred tax liabilities:
Right of use leased assets	(11,162)	(11,000)
Other	—	(36)
Total deferred tax liabilities	(11,162)	(11,036)
Net deferred tax assets	501,766	444,788
Valuation allowance	(501,766)	(444,788)
Net deferred tax assets	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $57.0 million and $45.2 million during the years ended December 31, 2025 and 2024, respectively.

The following table sets forth the Company's federal and state NOL carryforwards and federal research and development tax credits as of December 31, 2025:

	Amount	Expiration
	(in thousands)
Net operating losses, federal	$1,121,330	Indefinite
Net operating losses, federal	$2	2037
Net operating losses, state	$1,146,511	2037-2045
Tax credits, federal	$34,011	2038-2045
Tax credits, state	$26,538	Indefinite
California Competes Tax credits, state	$6,000	2026 -2027
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
Effective June 27, 2024 California's Senate Bill 167 (SB 167) introduced pivotal tax changes, including the suspension of NOLs for businesses earning over $1 million and a cap on business tax credits at $5 million. In addition, on June 29, 2024 Senate Bill 175 (SB 175) introduced an allowance for refunds on a range of tax credits—including, for the first time, the R&D credit. SB 167, which contains several tax measures, includes provisions that retroactively suspend California net operating losses (NOL) and limit the use of business tax credits for tax years beginning on and after January 1, 2024, and before January 1, 2027. SB 175 states that for taxable years beginning on or after January 1, 2024, and before January 1, 2027, taxpayers can receive a refundable credit equal to 20% of the qualified credits that could have been taken if the $5 million limitation under SB 167 had not been imposed. The Company evaluated the impact of SB 167 and determined that the legislation did not materially impact the Company’s income tax provision for the year ended December 31, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law, extending key provisions of the 2017 Tax Cuts and Jobs Act. Included in the legislation are provisions that allow for the immediate expensing of domestic research and development expenses and certain capital expenditures. The Company will continue to evaluate the impact of the new legislation, however there has been no material impact on the Company’s financial statements for the year ended December 31, 2025.
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of interest and other income, net, as necessary. As of December 31, 2025 and 2024, there were no accrued interest and penalties related to uncertain tax positions. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.
The Company applied the provisions of ASC 740 to account for uncertain income tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2025	2024
	(in thousands)
Balance at beginning of the year:	$22,015	$18,895
Additions based on tax positions related to current year	2,205	3,120
Additions to tax position of prior year	—	—
Reductions to tax position of prior years	—	—
Lapse of the applicable statute of limitations	—	—
Balance at end of the year	$24,220	$22,015

Note 13. Net Loss and Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(190,886)	$(257,590)
Denominator:
Weighted average common shares outstanding	220,622,669	194,811,756
Net loss per share, basic and diluted	$(0.87)	$(1.32)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2025	2024
Stock options to purchase common stock	31,138,077	24,184,884
Restricted stock units outstanding (excluding vested but unreleased shares, which are included in weighted-average common shares outstanding )	16,289,726	13,343,793
Expected shares purchased under Employee Stock Purchase Plan	1,548,757	1,913,748
Total	48,976,560	39,442,425
Note 14. Segment Reporting
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
The table below is the summary of the segment profit or loss information, including the significant segment expenses (in thousands):

	Years Ended December 31,
	2025	2024
Collaboration revenue - related party	$—	$22
Significant operating expenses:
Cema-cel	23,374	36,369
All other development costs	20,340	23,937
Payroll	62,905	70,862
Facilities & IT-related spend	28,408	31,727
Supporting external spend	20,698	27,337
Other operating expenses	53,590	82,989
Total operating expenses	209,315	273,221
Other income (Expense), net	18,429	16,052
Loss before income taxes	(190,886)	(257,147)
Benefit (expense) from income taxes	—	(443)
Net loss	(190,886)	(257,590)

Cema-cel includes external development and clinical trial costs related to ALPHA3, ALPHA2, CLL, and ALLO-501 programs. All other development costs include external development and clinical trial costs related to ALLO-329, ALLO-316, ALLO-647, BCMA, and other programs. Supporting external spend includes professional services, research and development lab supplies and other supporting activities related to the research and development and other business operations. Other operating expenses are primarily related to non-cash expenses such as stock-based compensation, impairment, and depreciation and amortization. The measure of segment assets is reported on the consolidated balance sheets as total assets. Primarily, all revenue generated and all long-lived assets are maintained in the United States.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2025, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Control over Financial Reporting
We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were key changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes are discussed above in our remediation measures.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item and not set forth below will be set forth in the sections headed “Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2026 (our Proxy Statement) and is incorporated in this Annual Report by reference.
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

10.7+	Non-employee director compensation policy, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2025).
10.8+
Non-employee Director Restricted Stock Unit Grant Notice and Award Agreement, as amended (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2025).

10.9+
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

10.11+
Employment Letter of Agreement, dated August 11, 2023, by and between the Registrant and Earl Douglas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on November 2, 2023).

10.12+
Employment Letter of Agreement, dated October 12, 2023, by and between the Registrant and Geoffrey Parker (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on November 2, 2023).

10.13+
Consulting Agreement, effective as of August 9, 2018, by and between the Registrant and Bellco Capital LLC, as amended (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q (File No. 001-38693), filed with the SEC on May 13, 2025).

10.14*
License Agreement, dated March 8, 2019, between the Registrant and Cellectis S.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on May 7, 2019).

10.15*‡
Exclusive License and Collaboration Agreement, dated October 30, 2015, by and between the Registrant (assignee of Pfizer Inc.) and Les Laboratoires Servier and Institut de Recherches Internationales Servier (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693), filed with the SEC on March 14, 2024).

10.16*
Amendment and Settlement Agreement, dated May 10, 2024, by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier and Allogene Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on August 7, 2024).

10.17*
Asset Contribution Agreement, dated April 2, 2018, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on November 2, 2023).

10.18*‡
Amended and Restated Strategic Collaboration Agreement, dated as of February 19, 2025, by and between the Registrant and Foresight Diagnostics, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q (File No. 001-38693), filed with the SEC on May 13, 2025).

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

10.28*‡
Share Purchase Agreement, dated December 14, 2020, by and among the Registrant, Overland Pharmaceuticals (CY) Inc. and Allogene Overland Biopharm (CY) Limited (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-38693) for the year ended December 31, 2020, filed with the SEC on February 25, 2021).

10.29*
First Amendment to the Share Purchase Agreement, dated May 11, 2022, by and among the Registrant, Overland Pharmaceuticals (CY) Inc. and Allogene Overland Biopharm (CY) Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693) for the quarter ended June 30, 2022, filed with the SEC on August 9, 2022).

10.30*‡
Amended and Restated Shareholders' Agreement, dated May 24, 2024, by and among Allogene Overland Biopharm (CY) Limited, Allogene Therapeutics Inc. and HH BioPharma Holdings Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on August 7, 2024).

10.31*‡
Share Exchange Agreement, dated May 24, 2024, by and among Allogene Overland Biopharm (CY) Limited, Overland Pharmaceuticals (CY) Inc. and Allogene Therapeutics Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on August 7, 2024).

19.1	Allogene Therapeutics, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38693), filed with the SEC on March 13, 2025)
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California, on March 12, 2026.

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

Signature	Title	Date

/s/ David Chang, M.D., Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	March 12, 2026
David Chang, M.D., Ph.D.	(Principal Executive Officer)

/s/ Geoffrey Parker	Chief Financial Officer	March 12, 2026
Geoffrey Parker	(Principal Financial Officer)

/s/ Annie Yoshiyama	Senior Vice President and Corporate Controller	March 12, 2026
Annie Yoshiyama	(Principal Accounting Officer)

/s/ Arie Belldegrun, M.D.	Executive Chair of the Board of Directors	March 12, 2026
Arie Belldegrun, M.D.

/s/ Elizabeth Barrett	Member of the Board of Directors	March 12, 2026
Elizabeth Barrett

/s/ John DeYoung	Member of the Board of Directors	March 12, 2026
John DeYoung

/s/ Franz Humer, Ph.D.	Member of the Board of Directors	March 12, 2026
Franz Humer, Ph.D.

/s/ Joshua Kazam	Member of the Board of Directors	March 12, 2026
Joshua Kazam

/s/ Stephen Mayo, Ph.D.	Member of the Board of Directors	March 12, 2026
Stephen Mayo, Ph.D.

/s/ Deborah Messemer	Member of the Board of Directors	March 12, 2026
Deborah Messemer

/s/ Vicki Sato, Ph.D.	Member of the Board of Directors	March 12, 2026
Vicki Sato, Ph.D.

/s/ Todd Sisitsky	Member of the Board of Directors	March 12, 2026
Todd Sisitsky

/s/ Owen Witte, M.D.	Member of the Board of Directors	March 12, 2026
Owen Witte, M.D.