Form 10-Q
period 2026-03-31
Allogene Therapeutics, Inc.
filed 2026-05-13
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 11, 2026, the registrant had 345,154,561 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$30,309	$51,688
Short-term investments	236,577	198,522
Prepaid expenses and other current assets	6,407	7,539
Total current assets	273,293	257,749
Long-term investments	—	8,043
Operating lease right-of-use asset	38,819	39,888
Property and equipment, net	70,023	72,839
Deposit placed in escrow	—	23,479
Restricted cash	10,292	10,292
Other long-term assets	3,531	3,615
Total assets	$395,958	$415,905
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,933	$4,270
Accrued and other current liabilities	23,397	28,244
Total current liabilities	28,330	32,514
Lease liability, noncurrent	72,633	75,045
Other long-term liabilities	16,120	15,804
Total liabilities	117,083	123,363
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares were issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 244,816,413 and 229,413,523 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	245	229
Additional paid-in capital	2,332,129	2,302,753
Accumulated deficit	(2,053,316)	(2,010,709)
Accumulated other comprehensive income (loss)	(183)	269
Total stockholders’ equity	278,875	292,542
Total liabilities and stockholders’ equity	$395,958	$415,905
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$32,003	$50,200
General and administrative	14,089	14,991
Total operating expenses	46,092	65,191
Loss from operations	(46,092)	(65,191)
Other income (expenses), net:
Interest and other income, net	3,573	5,516
Interest expense	(300)	(150)
Other income (expenses), net	212	92
Total other income (expenses), net	3,485	5,458
Net loss	(42,607)	(59,733)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(452)	132
Net comprehensive loss	$(43,059)	$(59,601)
Net loss per share, basic and diluted	$(0.18)	$(0.28)
Weighted-average number of shares used in computing net loss per share, basic and diluted	240,290,782	215,358,619
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2025	229,413,523	$229	$2,302,753	$(2,010,709)	$269	$292,542
Issuance of common stock upon exercise of stock options and vesting of RSUs	2,476,547	2	2	—	—	4
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.3 million	12,476,533	13	20,655	—	—	20,668
Stock-based compensation	—		8,270	—	—	8,270
Employee stock purchase plan	449,810	1	449	—	—	450
Net loss	—	—	—	(42,607)	—	(42,607)
Net unrealized loss on available-for-sale investments	—	—	—	—	(452)	(452)
Balance - March 31, 2026	244,816,413	$245	$2,332,129	$(2,053,316)	$(183)	$278,875

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2024	212,210,597	$212	$2,241,879	$(1,819,823)	$(89)	$422,179
Issuance of common stock upon exercise of stock options and vesting of RSUs	2,158,522	2	(2)	—	—	—
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.2 million	3,842,282	4	9,998	—	—	10,002
Stock-based compensation	—	—	12,175	—	—	12,175
Employee stock purchase plan	386,861	1	637	—	—	638
Net loss	—	—	—	(59,733)	—	(59,733)
Net unrealized gain on available-for-sale investments	—	—	—	—	132	132
Balance - March 31, 2025	218,598,262	$219	$2,264,687	$(1,879,556)	$43	$385,393

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(42,607)	$(59,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,270	12,175
Depreciation and amortization	2,869	3,099
Net amortization/accretion on investment securities	(885)	(1,306)
Non-cash rent expense	1,069	1,130
Changes in operating assets and liabilities:
Deposit placed in escrow	23,479	(868)
Prepaid expenses and other current assets	1,132	(623)
Other long-term assets	84	425
Accounts payable	663	(336)
Accrued and other current liabilities	(5,101)	(5,223)
Operating lease liabilities	(2,202)	(1,833)
Other long-term liabilities	316	164
Net cash used in operating activities	(12,913)	(52,929)
Cash flows from investing activities:
Purchases of property and equipment	(9)	(99)
Proceeds from maturities of investments	72,115	56,500
Purchase of investments	(101,694)	(50,225)
Net cash provided by (used in) investing activities	(29,588)	6,176
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	20,668	10,002
Proceeds from CIRM award (Note 5)	—	3,350
Proceeds from issuance of common stock upon exercise of stock options	4	—
Proceeds from issuance of common stock under the employee stock purchase plan	450	638
Net cash provided by financing activities	21,122	13,990
Net change in cash and cash equivalents and restricted cash	(21,379)	(32,763)
Cash and cash equivalents and restricted cash — beginning of period	61,980	85,510
Cash and cash equivalents and restricted cash — end of period	$40,601	$52,747
Non-cash operating activities:
Property and equipment purchases in accounts payable and accrued liabilities	$146	$—
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(3,233)	$(3,227)
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
Public Offerings
In November 2019, the Company entered into a sales agreement with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (TD Cowen), as amended on November 2, 2022 and November 2, 2023, under which the Company may from time to time issue and sell shares of its common stock through TD Cowen in at-the-market (ATM) offerings. The aggregate compensation payable to TD Cowen as the Company’s sales agent equals up to 3.0% of the gross sales price of the shares sold through TD Cowen pursuant to the sales agreement. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement. During the three months ended March 31, 2026, the Company sold an aggregate of 12,476,533 shares of common stock in ATM offerings resulting in net proceeds of $20.7 million. On April 13, 2026, in connection with the Company’s April 2026 Public Offering as described in Notes 9 and 13, the Company suspended any further ATM offering under the TD Cowen sales agreement until a new prospectus or prospectus supplement is filed with the Securities and Exchange Commission (SEC).
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates.
The Company had cash, cash equivalents and investments of $266.9 million as of March 31, 2026. Since inception through March 31, 2026, the Company has incurred cumulative net losses of $2,053.3 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
The Company may raise additional capital through the issuance of equity securities, debt financings, collaborations or other sources to further implement its business plan. If additional financing is not available at adequate levels, the Company may need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company expects that its cash, cash equivalents and investments as of March 31, 2026, together with the net proceeds from the April 2026 Public Offering as described in Notes 9 and 13, will be sufficient to fund its operations for at least the next 12 months from the date the accompanying unaudited condensed financial statements are filed with the SEC.
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
The condensed balance sheet as of March 31, 2026, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the condensed statements of stockholders’ equity as of March 31, 2026 and 2025, the condensed statements of cash flows for the three months ended March 31, 2026 and 2025, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2026 (Annual Report).
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed financial statements include but are not limited to the fair value of common stock, the fair value of stock options, the fair value of investments, income tax uncertainties, the CIRM (as defined below) award liability, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances change. Actual results could differ from those estimates.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2026, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements issued or effective that are expected to have a material impact on the Company’s condensed financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. ASU 2024-03 is effective for annual periods in fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. ASU 2024-03 applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. The Company is currently assessing the impact ASU 2024-03 will have on the financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs. ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1) Management has authorized and committed to funding the software project and 2) It is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual period. The Company is currently in the process of evaluating the impact of this pronouncement on the financial statements and disclosures.
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
There were no Level 3 assets or liabilities as of March 31, 2026 and as of December 31, 2025.

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2026 and as of December 31, 2025 are presented in the following tables:

	March 31, 2026
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$25,055	$—	$—	$25,055
Commercial paper	—	86,739	—	86,739
Corporate bonds	—	69,100	—	69,100
U.S. treasury securities	61,834	—	—	61,834
U.S. agency securities	—	18,904	—	18,904
Total financial assets	$86,889	$174,743	$—	$261,632

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$48,576	$—	$—	$48,576
Commercial paper	—	42,704	—	42,704
Corporate bonds	—	53,705	—	53,705
U.S. treasury securities	76,157	—	—	76,157
U.S. agency securities	—	33,999	—	33,999
Total financial assets	$124,733	$130,408	$—	$255,141
(1)Included within cash and cash equivalents on the Company’s condensed balance sheets.
4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of March 31, 2026 and as of December 31, 2025 are presented in the following tables:

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$25,055	$—	$—	$25,055
Commercial paper	86,915	2	(178)	86,739
Corporate bonds	69,145	10	(55)	69,100
U.S. treasury securities	61,791	52	(9)	61,834
U.S. agency securities	18,909	2	(7)	18,904
Total cash equivalents and investments	$261,815	$66	$(249)	$261,632

Classified as:
Cash equivalents				$25,055
Short-term investments				236,577
Long-term investments				—
Total cash equivalents and investments				$261,632

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$48,576	$—	$—	$48,576
Commercial paper	42,696	18	(10)	42,704
Corporate bonds	53,636	69	—	53,705
U.S. treasury securities	75,990	167	—	76,157
U.S. agency securities	33,974	25	—	33,999
Total cash equivalents and investments	$254,872	$279	$(10)	$255,141

Classified as:
Cash equivalents				$48,576
Short-term investments				198,522
Long-term investments				8,043
Total cash equivalents and investments				$255,141
As of March 31, 2026, the remaining contractual maturities of available-for-sale securities were less than 1 year. There were no significant realized losses on available-for-sale securities for the three months ended March 31, 2026 and 2025. As of March 31, 2026, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of March 31, 2026 and December 31, 2025, there were no securities in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivable on available-for-sale securities. As of March 31, 2026 and December 31, 2025, the Company recognized $1.3 million and $1.5 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed balance sheets.
5.         Balance Sheet Components
Property and Equipment, Net
Property and Equipment consist of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Leasehold improvements	$107,537	$107,537
Laboratory equipment	28,792	28,748
Computer equipment and purchased software	4,873	4,873
Furniture and fixtures	4,223	4,214
Total	145,425	145,372
Less: accumulated depreciation	(75,402)	(72,533)
Total property and equipment, net	$70,023	$72,839
Accrued and Other Current Liabilities
On May 12, 2025, the Company’s Board of Directors approved an approximately 28% reduction in the Company’s employee workforce (Workforce Reduction) in connection with a reduction in manufacturing operations and a reprioritization of resources to focus on the Company’s clinical programs. The Workforce Reduction included one-time severance payments and other employee benefits and resulted in impairment of equipment. During the year ended December 31, 2025, the Company recorded $3.1 million, $0.3 million, and $1.3 million in research and development expense, general and administrative expense, and equipment impairment, respectively, in the statement of operations and comprehensive loss. There were no such costs for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there were no remaining severance and other employee benefits accruals.
California Institute for Regenerative Medicine (CIRM) Award
On April 26, 2024, the Company was awarded up to $15.0 million from CIRM to support the clinical development of ALLO-316, an AlloCAR T investigational product targeting CD70 in development for the treatment of advanced or metastatic renal cell carcinoma (RCC). Upon treatment of 20 patients, the Company met the primary study objectives of the ALLO-316 Phase 1b study plan supported by CIRM and was able to successfully complete the study plan on time and under budget without further enrollment. As a result, the Company updated the study plan and requested a reduction in its co-funding responsibility and adjustments to the remaining milestone payments to align with the updated research plan. On April 28, 2025, the terms of the award were amended, and the total award amount was adjusted to up to $9.2 million.
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
No income associated with the CIRM award will be recognized until it is confirmed with CIRM that the award does not require repayment. Upon cash receipt, the CIRM award and accrued interest will be recognized as other long-term liabilities on the condensed balance sheets. The Company will not recognize a receivable of future awards until it is approved by CIRM.
The Company received $9.2 million from CIRM through March 31, 2026 and accounted for the proceeds as a liability within other long-term liabilities on the condensed balance sheets. The Company recorded interest expense of $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, $1.6 million of accrued interest was included in other long-term liabilities.
6.         License and Collaboration Agreements
Asset Contribution Agreement with Pfizer
In April 2018, the Company entered into an Asset Contribution Agreement (the Pfizer Agreement) with Pfizer pursuant to which the Company acquired certain assets and assumed certain liabilities from Pfizer, including agreements with Cellectis S.A. (Cellectis) and Servier as described below, and other intellectual property for the development and administration of chimeric antigen receptor (CAR) T cells for the treatment of cancer. The Company is required to make payments upon the achievement of certain sales and regulatory milestones and pay royalties on certain net sales pursuant to the Pfizer Agreement as further described in Note 6 to the Annual Report.
For the three months ended March 31, 2026 and 2025, no milestones were achieved and no royalty payments were made.
Research Collaboration and License Agreement with Cellectis
As part of the Pfizer Agreement, Pfizer assigned to the Company a Research Collaboration and License Agreement (the Original Cellectis Agreement) with Cellectis S.A. (Cellectis). On March 8, 2019, the Company entered into a License Agreement (the Cellectis Agreement) with Cellectis and terminated the Original Cellectis Agreement.
Pursuant to the Cellectis Agreement, Cellectis granted to the Company an exclusive, worldwide, royalty-bearing license, on a target-by-target basis, with sublicensing rights under certain conditions, under certain of Cellectis’s intellectual property, including its TALEN and electroporation technology, to make, use, sell, import, and otherwise exploit and commercialize CAR T products directed at certain targets, including B-cell maturation antigen (BCMA), CD70, Claudin 18.2, DLL3 and FLT3 (the Allogene Targets), for human oncologic therapeutic, diagnostic, prophylactic and prognostic purposes. The Company is required to make payments upon the achievement of certain development and sales milestones and pay royalties on certain net sales pursuant to the Cellectis Agreement as further described in Note 6 to the Annual Report.
In April 2026, the Company received correspondence from Life Technologies Corporation (LTC), a subsidiary of Thermo Fisher Scientific, asserting that Cellectis had sublicensed to the Company or otherwise made available rights under certain patents licensed by LTC to Cellectis relating to TALEN technology, and that LTC had terminated its license agreements with Cellectis. Cellectis separately informed the Company that LTC had purported to terminate certain license agreements with Cellectis and commenced an arbitration against Cellectis and Cellectis Bioresearch before the American Arbitration Association. Cellectis also informed the Company that it disputes the purported termination and the claims asserted by LTC. The Company is not a party to the arbitration and is evaluating the potential impact, if any, on its rights under the Cellectis Agreement and its other rights relating to product candidates that use TALEN technology.
For the three months ended March 31, 2026 and 2025, no milestones were achieved and no royalty payments were made.
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
The Company previously transferred €20.0 million into an escrow account in connection with a potential future milestone payment, which is included in the remaining €60.0 million in milestone payments referenced above for the initial indication for cema-cel. The milestone would have been payable upon the occurrence of certain development, regulatory or adjudicative events. On December 15, 2025, an arbitral tribunal issued a decision providing for a partial termination of the Servier-Cellectis Agreement with respect to UCART19V1 (ALLO-501), which the Company previously abandoned in favor of cema-cel (formerly known as ALLO-501A). As a result, the Company's Servier license covering UCART19V1/ALLO-501 was terminated and Cellectis was required, at the Company's request, to engage in good-faith discussions regarding a direct license.

On February 13, 2026, the €20.0 million balance in escrow was remitted to the Company, resulting in net cash proceeds of $23.7 million.
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
The Company’s rights under the Servier Agreement with respect to CD19 Products, including cema-cel, depend in part on rights sublicensed by Servier from Cellectis. Accordingly, the purported termination of certain license agreements between LTC and Cellectis described above under “Research Collaboration and License Agreement with Cellectis” could also affect the Company’s rights with respect to CD19 Products if LTC were successful in challenging Cellectis’ rights and if the affected rights are necessary for the development, manufacture or commercialization of such products. The Company is not a party to the arbitration between LTC and Cellectis and is evaluating the potential impact, if any, on its rights under the Servier Agreement.
For the three months ended March 31, 2026 and 2025, no milestones were achieved and no royalty payments were made.
Research Collaboration and License Agreement with Roche (formerly Notch Therapeutics)
On November 1, 2019, the Company entered into a Collaboration and License Agreement (the Notch Agreement) with Notch Therapeutics Inc. (Notch), pursuant to which Notch granted to Allogene an exclusive, worldwide, royalty-bearing, sublicensable license under certain of Notch’s intellectual property to develop, make, use, sell, import, and otherwise commercialize therapeutic gene-edited T cell and/or natural killer (NK) cell products from induced pluripotent stem cells directed at certain CAR targets for initial application in non-Hodgkin lymphoma, acute lymphoblastic leukemia and multiple myeloma. Pursuant to the Notch Agreement, the Company made certain investments in Notch’s capital stock as further described in Note 6 to the Annual Report.
On January 25, 2024, the Company entered into an Amended and Restated Collaboration and License Agreement under which the Company has relinquished its exclusive rights to all original CAR targets except one, limited its option right to one additional CAR target and became entitled to a percentage of certain third party upfront and/or milestone payments (up to a stated cap) and a low, single-digit royalty on net sales if Notch out-licenses any released targets. If the option is exercised, the Company will have a minimum funding commitment for the overall development program.
Following F. Hoffmann-La Roche AG’s (Roche) acquisition of Notch, in March 2025, Notch was dissolved, and Roche became Notch’s successor in interest under the Company’s agreement. In connection with such acquisition, on March 31, 2025 the Company entered into a Second Amendment to Amended and Restated Collaboration and License Agreement (Second Amended Notch Agreement) with Notch under which the definitions of certain terms were clarified, certain time periods for completing the transfer of certain technology were extended, and the scope of Allogene’s exclusive rights were clarified. Notch dissolved on September 2, 2025 and final proceeds were distributed to the Company.
The Company’s total equity investment in Notch as of March 31, 2026 and December 31, 2025 was zero. For the three months ended March 31, 2026 and 2025, no milestones were achieved.
Strategic Alliance with The University of Texas MD Anderson Cancer Center
On October 6, 2020, the Company entered into a strategic five-year collaboration agreement with The University of Texas MD Anderson Cancer Center (MD Anderson) for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. In August 2025, the Company extended the term of the agreement for an additional year. The Company and MD Anderson are collaborating on the design and conduct of preclinical and clinical studies with oversight from a joint steering committee.

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
Collaboration costs recorded as research and development expenses were $0.1 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.
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
As part of the Organizational Restructuring, Allogene Overland was renamed Overland Therapeutics Inc. (Overland Therapeutics).
The Company determined that Overland Therapeutics is a variable interest entity as of March 31, 2026 and December 31, 2025. The Company does not have the power to direct the activities which most significantly affect Overland Therapeutics’ economic performance. Accordingly, the Company did not consolidate Overland Therapeutics because the Company determined that it was not the primary beneficiary. After the Organizational Restructuring, the Company has 20% voting rights of Overland Therapeutics’ board of directors. The Company concluded that it has significant influence over

Overland Therapeutics and continued to account for its investment in Overland Therapeutics as an equity method investment. The Company’s total equity investment in Overland Therapeutics as of March 31, 2026 and December 31, 2025 was zero. Collaboration revenue was zero for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, $4.6 million of deferred revenue was recorded in other long-term liabilities.
On May 12, 2026, the Company entered into a termination agreement with Overland Therapeutics (SH) Co. Ltd. and Overland Therapeutics Inc., pursuant to which the License Agreement was terminated in its entirety. The parties also provided mutual releases of claims, and no termination payments were made in connection with the termination. In connection with the termination and related transactions, the Company surrendered a portion of its equity interests in Overland Therapeutics, resulting in a reduction of its ownership interest to approximately 3% on an as-converted and fully diluted basis.
The Company is assessing the impact of these transactions on its operations and financial statements.
Collaboration and License Agreement with Antion
On January 5, 2022, the Company entered into an exclusive collaboration and global license agreement (Antion Collaboration and License Agreement) with Antion Biosciences SA (Antion) for Antion’s miRNA technology (miCAR), to advance multiplex gene silencing as an additional tool to develop next generation allogeneic CAR T products.
In July 2023, the Company and Antion entered into an amendment to the Antion Collaboration and License Agreement. Under the terms of this amendment, Antion’s exclusivity obligation relating to the collaboration was terminated; however, Antion agreed to certain restrictions on its ability to pursue products directed against specific targets. Also, in lieu of the Company’s prior obligation to make a $3.0 million investment in Antion following the completion of certain milestones, the Company agreed to make a $2.0 million investment in Antion’s preferred stock and acquired warrants to purchase an additional $3.0 million of Antion’s preferred stock. The Company is required to make payments upon the achievement of certain development and regulatory milestones and pay royalties on certain sales pursuant to the Antion Collaboration and License Agreement as further described in Note 6 to the Annual Report.
As of March 31, 2026 and December 31, 2025, the Company’s total equity investment in Antion was zero.
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
Clinical trial milestones recorded as research and development expenses were $2.5 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, $2.5 million and $1.4 million in research and development expenses, respectively, were recorded in accrued and other liabilities.
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
In February 2023, the Company entered into a sublease with Bellco Capital Advisors Inc. (Bellco) for 2,218 square feet of office space in Los Angeles, California, which was subsequently reduced to 1,944 square feet in February 2026. The sublease term is 115 months, subject to certain early termination rights. The sublease commenced on January 1, 2024.
The Company maintains letters of credit for the benefit of landlords which is disclosed as restricted cash in the condensed balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of March 31, 2026 and December 31, 2025.
The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating lease liabilities
Current portion included in accrued and other current liabilities	$8,418	$8,208
Lease liability, noncurrent	72,633	75,045
Total operating lease liabilities	$81,051	$83,253
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$2,344	$2,525
Variable lease cost	601	556
Total lease costs	$2,945	$3,081
The undiscounted future non-cancellable lease payments under the Company’s operating leases as of March 31, 2026 were as follows:

Year ending December 31:	(In thousands)
2026 (remaining 9 months)	$9,897
2027	13,574
2028	14,037
2029	15,437
2030	16,148
2031 and thereafter	33,597
Total undiscounted lease payments	102,690
Less: Present value adjustment	(21,639)
Total	$81,051
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.50%. As of March 31, 2026, the weighted average remaining lease term for the Company’s operating leases is 6.94 years.

In December 2024 and January 2025, the Company entered into non-cancelable agreements under which it subleased approximately 46,011 square feet of its HQ Lease to two unaffiliated companies. In July 2025, the Company entered into a non-cancelable agreement under which it subleased one of its leased buildings in South San Francisco to one unaffiliated company. During the three months ended March 31, 2026 and 2025, the Company recognized $0.8 million and $0.3 million, respectively, in sublease income under the interest and other income, net caption within the condensed statements of operations.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company’s cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the condensed balance sheets as of March 31, 2026 and December 31, 2025.
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements are generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of March 31, 2026.
Legal Proceedings
In the ordinary course of business, the Company or its business partners are from time to time subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses its potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of March 31, 2026, the Company did not accrue any estimated losses related to its ongoing legal proceedings.
8.         Stock-Based Compensation
As of March 31, 2026, there were 8,964,856 shares reserved by the Company under the 2018 Equity Incentive Plan (the 2018 Plan) for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance as of December 31, 2025	31,138,077	$6.31	7.17	$97
Options granted	6,995,020	1.87
Options exercised	(2,438)	$1.94
Options forfeited	(214,612)	4.81
Balance as of March 31, 2026	37,916,047	5.50	7.48	$9,302
Exercisable as of March 31, 2026	22,823,105	7.81	6.32	$1,282
Vested and expected to vest as of March 31, 2026	37,916,047	$5.50	7.48	$9,302
Restricted Stock Unit Activity

The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance as of December 31, 2025	16,528,226	$2.99	2.39	$22,644
Granted	3,854,459	1.87
Released	(2,482,047)	3.69
Forfeited	(1,941,228)	2.59
Balance as of March 31, 2026	15,959,410	2.66	2.81	$38,941
Expected to vest as of March 31, 2026	15,959,410	$2.66	2.81	$38,941
Vested and unreleased as of March 31, 2026	238,500	$1.29		$582
As of March 31, 2026, the Company had 4,689,631 outstanding performance-based restricted stock units. No performance-based restricted stock units were granted during the three months ended March 31, 2026. These awards are subject to the holders’ continuous service to the Company through each applicable vesting event. Through March 31, 2026, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the three months ended March 31, 2026 and 2025.
As of March 31, 2026, the Company had zero outstanding restricted stock units with a market condition to certain executive officers and other employees pursuant to the 2018 Plan. Stock-based compensation expense recognized related to the restricted stock units with a market condition was zero and less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
Stock-based compensation expense
For the three months ended March 31, 2026 and 2025, the following table presents stock-based compensation expense related to stock options, restricted stock units and employee stock purchase plans that was recorded as research and development and general and administrative expense in its condensed statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Research and development	$2,696	$5,040
General and administrative	5,574	7,135
Total stock-based compensation	$8,270	$12,175
9.         Related Party Transactions
Collaboration Revenue and Equity Method Investment
In December 2020, the Company entered into the License Agreement with Overland Therapeutics, a corporate joint venture entity and related party (see Note 6). The License Agreement was subsequently assigned to a wholly-owned subsidiary of Allogene Overland, Allogene Overland HK. On April 1, 2022, Allogene Overland HK assigned the License Agreement to Allogene Overland Biopharm (PRC) Co., Limited. On May 24, 2024, the License Agreement was amended. On May 12, 2026, the License Agreement was terminated.
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
In February 2023, the Company entered into a new sublease agreement with Bellco for 2,218 square feet of office space in Los Angeles, California, which was subsequently reduced to 1,944 square feet in February 2026. The Company’s executive chairman, Arie Belldegrun, M.D., is a trustee of the Belldegrun Family Trust, which controls Bellco. The sublease term is 115 months, subject to certain early termination rights. The sublease commenced on January 1, 2024. The total right of use asset and associated lease liability recorded related to this related party lease were $2.0 million and $2.0 million, respectively, as of March 31, 2026. The Company paid approximately $0.2 million towards its share of the security deposit. Rent expense related to this sublease were $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
Consulting Agreements
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun, the Company’s executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $40,217 per month in arrears commencing January 2022. Effective January 2026, the monthly consulting service fee was increased by 2% to $41,021 per month. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus, and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
Co-Manager Agreement
On April 14, 2026, the Company entered into an underwriting agreement (Underwriting Agreement) with Goldman Sachs & Co. LLC, Jefferies LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein (Underwriters), relating to the issuance and sale in a public offering of shares of the Company’s common stock (April 2026 Public Offering). On April 16, 2026, the Company sold 100,200,000 shares to the Underwriters. The price to the public in the offering was $2.00 per share. The underwriting discount was $0.12 per share. TPG Capital BD, LLC served as an Underwriter for the offering and purchased an aggregate of 3,807,600 shares from the Company at a price of $1.88 per share, resulting in an aggregate underwriting discount to TPG Capital BD, LLC of approximately $0.5 million. Todd Sisitsky, a member of the Company’s Board of Directors, has served as President and on the Board of Directors of TPG Inc., an affiliate of TPG Capital BD, LLC, since TPG Inc.’s inception.
10.         Income Taxes
The Company has a history of losses and expects to record a loss in 2026. The Company continues to maintain a full valuation allowance against its net deferred tax assets.
11.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	March 31,
	2026	2025
Stock options to purchase common stock	37,916,047	31,532,800
Restricted stock units outstanding (Excluding vested but unreleased shares, which are included in weighted-average common shares outstanding)	15,720,910	18,079,422
Expected shares to be purchased under Employee Stock Purchase Plan	1,409,334	1,809,262
Total	55,046,291	51,421,484

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
The table below is the summary of the segment profit or loss information, including the significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Significant operating expenses:
Cema-cel	$7,669	$6,222
All other development costs	1,999	10,390
Payroll	14,444	19,601
Facilities & IT-related spend	6,418	7,319
Supporting external spend	4,372	5,846
Other operating expenses	11,190	15,813
Total operating expenses	46,092	65,191
Other income (expenses), net	3,485	5,458
Net loss	(42,607)	(59,733)
Cema-cel includes external development and clinical trial costs related to ALPHA3, ALPHA2, CLL, and ALLO-501 programs. All other development costs include external development and clinical trial costs related to ALLO-329, ALLO-316, ALLO-647, BCMA, and other programs. Supporting external spend includes professional services, research and development lab supplies and other supporting activities related to the research and development and other business operations. Other operating expenses are primarily related to non-cash expenses such as stock-based compensation, impairment, and depreciation and amortization. The measure of segment assets is reported on the balance sheets as total assets. Primarily, all revenue generated and all long-lived assets are maintained in the United States.

13.         Subsequent Events
Equity Financing
On April 16, 2026, the Company closed the April 2026 Public Offering in which it sold 100,200,000 shares of its common stock at a public offering price of $2.00 per share, including 12,700,000 additional shares sold pursuant to the Underwriters’ partial exercise of their option to purchase additional shares. The aggregate gross proceeds were $200.4 million and the aggregate net proceeds were approximately $187.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.
Overland License Termination and Equity Restructuring
Subsequent to March 31, 2026, the Company entered into a termination agreement with Overland Therapeutics (SH) Co. Ltd. and Overland Therapeutics, Inc., pursuant to which the License Agreement, as defined in Note 6, was terminated in its entirety. Refer to Note 6 for disclosure under the heading “Investment in and License Agreement with Overland Therapeutics, Inc.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (Annual Report), which was filed with the Securities and Exchange Commission (SEC) on March 12, 2026. Unless the context requires otherwise, references in this Quarterly Report to the “Company”, “Allogene,” “we,” “us” and “our” refer to Allogene Therapeutics, Inc., and references to “Servier” collectively refer to Les Laboratoires Servier SAS and Institut de Recherches Internationales Servier SAS.
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
In June 2024, we initiated a pivotal Phase 2 clinical trial (ALPHA3) evaluating cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) as part of a first-line (1L) consolidation treatment for patients newly diagnosed with large B-cell lymphoma (LBCL) who, despite initial treatment success, remain at high risk for relapse. The study is currently enrolling across more than 60 sites in North America and is now expanding globally, with site activation and patient screening underway in South Korea and Australia, which global expansion is expected to bring the trial to more than 80 sites worldwide.
The ALPHA3 trial design expands on findings from our Phase 1 ALPHA2 study and incorporates an investigational diagnostic developed by Foresight Diagnostics, Inc., which was acquired by Natera, Inc. (Natera) in December 2025 and continues to operate as a standalone subsidiary. This diagnostic test identifies patients who, despite achieving remission according to standard evaluations, remain at risk of relapse due to minimal residual disease (MRD) following 1L chemoimmunotherapy. Patients eligible for enrollment include those who achieve either a complete response or a near-complete partial response to initial treatment and would otherwise be monitored through observation as the current standard of care. The trial’s primary endpoint is event-free survival (EFS).
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
The amended ALPHA3 trial is proceeding as a randomized study with two arms, comparing cema-cel after standard FC lymphodepletion to observation, the current standard of care, and is expected to enroll approximately 220 patients. Statistical design of the trial and the prespecified study conduct remain the same. On April 13, 2026, we announced results from the planned interim futility analysis of the first 24 randomized patients to the two ongoing arms in ALPHA3. At the protocol-defined data cutoff, which was triggered when the 24th patient completed Day 45 MRD assessment, MRD negativity was observed in 58.3% (7/12) of patients in the cema-cel arm compared with 16.7% (2/12) of patients in the observation arm, and ctDNA levels decreased from baseline by a median of 97.7% in the cema-cel arm compared with a median increase of 26.6% in the observation arm. The primary endpoint of EFS and key secondary endpoints, including progression-free survival and overall survival, remain blinded. In the cema-cel arm, no treatment-related serious adverse events, cytokine release syndrome, immune effector cell-associated neurotoxicity syndrome, graft-versus-host disease or treatment-related hospitalizations were reported, and ten of the twelve treated patients were managed in the outpatient setting post-infusion. At the time of the interim analysis, approximately one-third of screening activity and cema-cel infusions occurred at community cancer centers, including sites with limited prior CAR T experience. We believe this early experience supports the potential for cema-cel to be administered in a broader range of treatment settings than autologous CAR T therapies, although these data remain limited and may not be predictive of future outpatient or community-based administration. We anticipate completing enrollment by the end of 2027, conducting an interim EFS analysis in mid-2027, and conducting the primary EFS analysis in mid-2028.
We are also advancing ALLO-316, and we have completed enrollment of 20 treated patients in an expansion cohort in a Phase 1b clinical trial (TRAVERSE) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic clear cell renal cell carcinoma (RCC). The Phase 1b expansion cohort evaluated ALLO-316 administered as a single dose of 80 million CAR T cells following a standard lymphodepletion regimen (fludarabine 30 mg/m²/day and cyclophosphamide 500 mg/m²/day for three days). On October 29, 2024, we announced that we had received Regenerative Medicine Advanced Therapy (RMAT) designation for ALLO-316 for adult patients with advanced or metastatic RCC.
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
We have implemented a diagnostic and treatment algorithm designed to mitigate treatment-associated immune effector cell-associated hemophagocytic lymphohistiocytosis-like syndrome (IEC-HS) while preserving CAR T efficacy. We continue to believe this approach has proven effective by enabling early intervention and effective management, resulting in a safety profile consistent with standard lymphodepletion and active CAR T treatment.
In July 2025, we held an RMAT meeting with the FDA regarding next steps for the ALLO-316 development program, and we believe we have reached alignment with the FDA on the design of a registration trial for adult patients with advanced or metastatic RCC. We continue to actively explore strategic opportunities, including potential partnerships, to advance this program.
We are developing ALLO-329, a next-generation allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases (AID). Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B-cells and CD70+ activated T-cells, both of which play a role in AID. ALLO-329 is manufactured using CRISPR gene-editing technology. In 2025, we initiated a Phase 1 rheumatology basket study of ALLO-329 (RESOLUTION trial). The ongoing RESOLUTION trial is a 3+3 dose-escalation study evaluating ALLO-329 across multiple autoimmune diseases, including systemic lupus erythematosus (SLE), including lupus nephritis, idiopathic inflammatory myopathies (IIM), and systemic sclerosis (SSc). On April 27, 2025, we announced that ALLO-329 had received three Fast Track Designations from the FDA for the treatment of adult patients with SLE, IIM, and SSc. The RESOLUTION trial is evaluating ALLO-329 under multiple treatment approaches, including administration following cyclophosphamide-based lymphodepletion, with the option of adding fludarabine permitted under the protocol, and administration in a separate arm without lymphodepletion. As of May 2026, nine patients have been treated, including six patients across Dose Level 1 (20 million cells) and Dose Level 2 (40 million cells) following lymphodepletion with cyclophosphamide and three patients at Dose Level 1 with no lymphodepletion. Initial observations at these early dose levels have shown signs of clinical activity and favorable tolerability. Dose escalation and lymphodepletion optimization are ongoing, and we expect to provide an additional clinical and translational data update in late 2026.
In April 2026, Nature Communications published preclinical data supporting the design of ALLO-329 and our CD70 Dagger® technology. The publication described an optimized CD70 CAR designed to prevent rejection of allogeneic CAR T cells by targeting activated alloreactive lymphocytes. In the reported preclinical studies, co-expression of the CD70 CAR with a CD19 CAR resulted in sustained CAR T-cell persistence in the presence of alloreactive lymphocytes and prolonged antitumor activity in a CD19 antigen escape model. In humanized mouse models, CD19/CD70 dual CAR T cells eliminated B cells and CD70+ T cells derived from patients with systemic lupus erythematosus and reduced immunoglobulin production. These preclinical data support the rationale for evaluating ALLO-329 as an allogeneic CD19/CD70 dual CAR T product candidate designed to target CD19+ B cells and CD70+ activated T cells while potentially reducing or eliminating the need for standard lymphodepletion.
While we have additional programs in our pipeline, our clinical development priorities are focused on cema-cel (1L Consolidation), ALLO-316 and ALLO-329. The development of our other product candidates is currently focused on preclinical studies, including studies of BCMA and DLL3 CARs with and without our CD70 Dagger® protein technology, and various manufacturing improvements that may be applicable to such product candidates. In April 2026, preclinical data presented at the American Association for Cancer Research Annual Meeting described an allogeneic BCMA/CD70 dual CAR T construct designed to target BCMA and CD70 in a relevant experimental model while incorporating CD70-directed rejection avoidance. In the reported preclinical studies, BCMA/CD70 dual CAR T cells demonstrated specific cytotoxic activity, resistance to allorejection, expansion in mixed lymphocyte reaction assays, activity in a xenograft model and activity against BCMA target cells that had downregulated BCMA.
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
Since inception, we have had significant operating losses. Our net loss was $42.6 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $2.1 billion. As of March 31, 2026, we had $266.9 million in cash and cash equivalents and investments, before giving effect to $187.9 million in net proceeds from our April 2026 Public Offering. We expect our cash runway, including such net proceeds, to fund operations into the first quarter of 2029. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
Our License and Collaboration Agreements
Below is a summary of the key terms for certain of our licenses and collaboration agreements. For a more detailed description of these agreements, refer to Note 6 to our consolidated financial statements included in our Annual Report.
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
In May 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) with Servier under which we: (1) expanded our territory under the Original Servier Agreement to include the European Union and the United Kingdom, and provided for an option to further expand our territory to include China and Japan, (2) waived certain of our rights to elect to convert certain of our license rights to a worldwide license, (3) revised our future milestone payments to coincide with Servier’s milestone payments to Cellectis under the Servier-Cellectis Agreement, (4) agreed to pre-pay a future €20 million milestone payment into an escrow account, and (5) increased the United States tiered royalty rates to a range from the low tens to the mid teen percentages, and agreed to an ex-U.S. royalty rate of 10%. On December 15, 2025, Cellectis publicly reported that an arbitral tribunal issued a decision providing for a partial termination of the Servier-Cellectis Agreement with respect to UCART19V1, which is the same as ALLO-501, a product candidate which we previously abandoned in favor of cema-cel (formerly known as ALLO-501A), and affirmed continued licensing rights relating to cema-cel. As a result of that decision, our Servier license covering UCART19V1/ALLO-501 was automatically terminated. The arbitration decision requires Cellectis, at our request, to engage in good-faith discussions regarding the granting of a direct license to UCART19V1/ALLO-501.
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

Strategic Alliance with The University of Texas MD Anderson Cancer Center
On October 6, 2020, we entered into a strategic five-year collaboration agreement with The University of Texas MD Anderson Cancer Center (MD Anderson) for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. In August 2025, the Company extended the term of the agreement for an additional year.
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
As part of the Organizational Restructuring, Allogene Overland was renamed to Overland Therapeutics Inc. (Overland Therapeutics).
Subsequent to March 31, 2026, on May 12, 2026, we entered into a termination agreement with Overland Therapeutics (SH) Co. Ltd. and Overland Therapeutics Inc., pursuant to which the License Agreement was terminated in its entirety. The parties also provided mutual releases of claims, and no termination payments were made in connection with the termination.
In connection with the termination and related transactions, we surrendered a portion of our equity interests in Overland Therapeutics, resulting in a reduction of our ownership interest to approximately 3% on an as-converted and fully diluted basis.
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
From inception to March 31, 2026, our revenue has been exclusively generated from the License Agreement with Overland Therapeutics. Refer to Note 6 to our consolidated financial statements appearing in our Annual Report for more information related to the License Agreement.
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

Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three months ended March 31, 2026 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year to date relate to costs incurred for the development of our most advanced product candidates and include:
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
Other Income (Expenses), Net:
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following sets forth our results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except percentage amounts):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$32,003	$50,200	$(18,197)	(36)%
General and administrative	14,089	14,991	(902)	(6)%
Total operating expenses	46,092	65,191	(19,099)	(29)%
Loss from operations	(46,092)	(65,191)	19,099	(29)%
Other income (expenses), net:
Interest and other income, net	3,573	5,516	(1,943)	(35)%
Interest expense	(300)	(150)	(150)	100%
Other income (expenses), net	212	92	120	130%
Total other income (expenses), net	3,485	5,458	(1,973)	(36)%
Net loss	$(42,607)	$(59,733)	$17,126	(29)%
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
Personnel	$14,019	$21,558	$(7,539)
Development costs	8,939	17,006	(8,067)
Facilities and depreciation	7,720	9,660	(1,940)
Other	1,325	1,976	(651)
Total research and development expenses	$32,003	$50,200	$(18,197)
Our research and development expenses included $16.4 million of internal expenses and $15.6 million of external expenses for the three months ended March 31, 2026. Of the $15.6 million of external expenses for the three months ended March 31, 2026, $7.7 million was related to our cema-cel program. Our research and development expenses included $24.1 million of internal expenses and $26.1 million of external expenses for the three months ended March 31, 2025. Of the $26.1 million of external expenses for the three months ended March 31, 2025, $6.2 million was related to our cema-cel program.
Research and development expenses were $32.0 million and $50.2 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $18.2 million was driven primarily by a decrease in development costs of $8.1 million related to the advancement of our product candidates due to the timing of development activities and manufacturing runs, a decrease in personnel related costs of $7.5 million, including a decrease in stock-based compensation expense of $2.3 million, and facilities and depreciation costs of $1.9 million.
General and Administrative Expenses
General and administrative expenses were $14.1 million and $15.0 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $0.9 million was primarily due to a decrease in personnel related costs of $1.7 million, including $1.6 million related to a decrease in stock-based compensation expense, partially offset by an increase in other expenses of $0.8 million, attributable to corporate communications.
Interest and Other Income, Net

Interest and other income, net was $3.6 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $1.9 million was due to lower interest earned on our cash, cash equivalents and investments and net gain on foreign exchange translation, partially offset by sublease income.
Interest Expense
Interest expense was related to the CIRM award proceeds received for the three months ended March 31, 2026 and 2025.
Other Income (Expenses), Net
For the three months ended March 31, 2026 and 2025, we recorded other income of $0.2 million and $0.1 million, respectively.
Liquidity and Capital Resources
To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2026, before giving effect to our April 2026 Public Offering, we had $266.9 million in cash, cash equivalents and investments. In April 2026, we received net proceeds of approximately $187.9 million from the underwritten public offering described below. We believe that the aggregate of our current cash, cash equivalents and investments available for operations, together with such net proceeds, will be sufficient to fund our operations for at least the next 12 months from the date this Quarterly Report is filed with the SEC.
Our operations have been financed primarily through equity financings and license arrangements. During the three months ended March 31, 2026, we sold an aggregate of 12,476,533 shares of common stock in ATM offerings resulting in net proceeds of $20.7 million. The specified dollar limit on the amount of common stock that may be sold under the sales agreement was removed pursuant to the November 2, 2023 amendment to the sales agreement. In connection with our April 2026 Public Offering (described below), we suspended our ATM offerings until a new prospectus or prospectus supplement is filed with the SEC. In April 2026, we closed an underwritten public offering (April 2026 Public Offering) in which we sold 100,200,000 shares of our common stock at a public offering price of $2.00 per share, including 12,700,000 additional shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares. We received aggregate net proceeds of approximately $187.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We expect to use the net proceeds from the April 2026 Public Offering for general corporate purposes, which may include clinical trial expenses, research and development expenses, general and administrative expenses, and capital expenditures.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(12,913)	$(52,929)
Investing activities	(29,588)	6,176
Financing activities	21,122	13,990
Net increase (decrease) in cash and cash equivalents and restricted cash	$(21,379)	$(32,763)
Operating Activities
During the three months ended March 31, 2026, cash used in operating activities of $12.9 million was attributable to a net loss of $42.6 million, partially offset by an increase of $18.4 million in our net operating assets and liabilities and non-cash charges of $11.3 million. The change in operating assets and liabilities was primarily due to a decrease in deposit in escrow of $23.5 million, a decrease in prepaid expense and other current assets of $1.1 million, an increase in accounts payable of $0.7 million and an increase in other long-term liabilities of $0.3 million, partially offset by a decrease in accrued and other current liabilities of $5.1 million and a decrease in operating lease liabilities of $2.2 million. The non-cash charges consisted primarily of stock-based compensation expense of $8.3 million, depreciation of $2.9 million and non-cash rent expense of $1.1 million, partially offset by net amortization and accretion on investment securities of $0.9 million.
During the three months ended March 31, 2025, cash used in operating activities of $52.9 million was attributable to a net loss of $59.7 million and a decrease of $8.3 million in our net operating assets and liabilities, partially offset by non-cash charges of $15.1 million. The non-cash charges consisted primarily of stock-based compensation expense of $12.2 million, depreciation of $3.1 million, and non-cash rent expense of $1.1 million, partially offset by net amortization and accretion on investment securities of $1.3 million. The change in operating assets and liabilities was primarily due to decrease in accrued and other current liabilities of $5.2 million, decrease in operating lease liabilities of $1.8 million, increase in deposit in escrow of $0.9 million and increase in prepaid expense and other current assets of $0.6 million, partially offset by decrease in other long-term assets of $0.4 million.
Investing Activities
During the three months ended March 31, 2026, net cash used in investing activities of $29.6 million was related to cash used in the purchase of investments of $101.7 million, partially offset by cash provided by investment maturities of $72.1 million.
During the three months ended March 31, 2025, net cash provided by investing activities of $6.2 million was related to cash provided by investment maturities of $56.5 million, partially offset by cash used in the purchase of investments of $50.2 million.
Financing Activities
During the three months ended March 31, 2026, cash provided by financing activities of $21.1 million was related to cash provided by net proceeds from the issuance of common stock through ATM transactions of $20.7 million and the sale of common stock through our employee stock purchase plan of $0.5 million.
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
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Foresight. Under these agreements we are required to make milestone payments upon successful completion of certain development, regulatory and/or sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and/or commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of March 31, 2026, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our consolidated financial statements included in our Annual Report.
Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in South San Francisco, California, as well as lease payments on our cell manufacturing facility in Newark, California (CF1). For additional information regarding our lease obligations, see Note 7 to our condensed financial statements included elsewhere in this Quarterly Report.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that the assumptions and estimates associated with accrued research and development expenditures, stock-based compensation and leases have the most significant impact on our condensed financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
Interest Rate Risk
Our cash and cash equivalents and investments of $266.9 million as of March 31, 2026 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk;

however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on March 31, 2026 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target basis to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed financial statements. As of March 31, 2026, we had less than $0.1 million current liabilities denominated in foreign currency.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We are heavily reliant on our partner, Foresight Diagnostics, a subsidiary of Natera, for access to the investigational CLARITY™ MRD test for identifying eligible patients for our ALPHA3 trial.
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

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described below when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report, which was filed with the SEC on March 12, 2026.
Risks Related to Our Financial Position and Capital Needs
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, securing related intellectual property rights, building our product manufacturing infrastructure, including a dedicated good manufacturing practices (GMP) manufacturing facility, manufacturing our clinical product candidates and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2025, we reported a net loss of $190.9 million. For the three months ended March 31, 2026, we reported a net loss of $42.6 million. As of March 31, 2026, we had an accumulated deficit of $2.1 billion.
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
As of March 31, 2026, we had $266.9 million in cash and cash equivalents and investments, before giving effect to $187.9 million in net proceeds from our April 2026 Public Offering. Although the April 2026 Public Offering increased our available capital, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and our stock price has faced extreme volatility and has declined. In addition, following our April 2026 Public Offering, our ability to issue additional securities or grant new equity awards under our 2018 Plan is constrained unless and until our stockholders approve, and we implement, an amendment to increase the authorized number of shares of our common stock. Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and key personnel. If our stockholders do not approve an amendment to increase the authorized number of shares of our common stock in a timely manner, or at all, the resulting lack of available authorized shares of common stock for future equity incentive awards could adversely affect our ability to attract, retain and motivate employees and other key personnel. In addition, we may be unable to access the capital markets, consummate corporate collaborations or partnerships, or pursue other business opportunities that are integral to our growth and success, at a time when it would be advantageous to do so, or at all. Any of the foregoing could materially and adversely affect our business.
To the extent that we raise additional capital through the sale of equity or convertible debt securities or issue equity securities in connection with a strategic transaction, the ownership interest of our stockholders will be diluted. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, or if our authorized share limitations restrict our ability to issue securities when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.
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
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*
U.S. federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our registered offerings in May 2024 and April 2026, activity related to our at-the-market (ATM) equity facility, our initial public offering (IPO) in October 2018 and private placements and other transactions that have occurred since our incorporation, we may have experienced an “ownership change”. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
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
In our ALPHA3 trial, we are advancing cema-cel for the treatment of patients with LBCL who have completed standard first line therapy and have attained a remission, but who still test positive for minimal residual disease (MRD). On April 13, 2026, we announced results from the planned interim futility analysis of the first 24 randomized patients to the two ongoing arms in ALPHA3. Although we believe these interim MRD and safety results are encouraging, they are based on a limited number of patients and may not be predictive of future results or demonstrate that ALPHA3 will meet its primary endpoint. Likewise, although we believe this early experience supports the potential for cema-cel to be administered in a broader range of treatment settings than autologous CAR T therapies, these data remain limited and may not be predictive of future outpatient or community-based administration.
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
Our allogeneic CAR T cell product candidates may also cause unique adverse events related to the differences between the donor and patients, such as GvHD or infusion reactions. In addition, we utilize a lymphodepletion regimen that caused serious adverse events. For instance, because some regimens are expected to cause a deep and sometimes prolonged immune suppression, patients will have an increased risk of infection that may be unable to be cleared by the patient and ultimately lead to other serious adverse events or death. For example, a patient death occurred in the FCA arm (fludarabine, cyclophosphamide, and ALLO-647) of our ALPHA3 trial. This Grade 5 SAE, which occurred on Day 54 post-infusion, involved fulminant hepatic failure caused by disseminated adenovirus infection, potentially worsened by acetaminophen toxicity. The depth of immunosuppression, which has been attributed in part to the use of ALLO-647, is believed to have increased susceptibility to this viral infection.
Although the FCA arm of our ALPHA3 trial and all uses of ALLO-647 have been discontinued, our lymphodepletion regimen has caused such adverse events and may also cause prolonged cytopenia and aplastic anemia. We have previously explored and may in the future explore various dosing strategies for lymphodepletion in our clinical trials, such as including varying doses of the chemotherapy agents and/or other components, or eliminating one or more of the agents, which may alter the risk of SAEs or have other undesirable outcomes such as a reduction of the efficacy of treatment.
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
Furthermore, payors and reimbursement authorities may be unwilling to provide coverage for CAR T therapy as a first-line consolidation treatment, particularly if they perceive it as too costly compared to existing alternatives. Even if we obtain regulatory approval, lack of adequate reimbursement could limit patient access and materially impact our ability to generate revenue.
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
We have reported initial observations from early dose levels in our Phase 1 RESOLUTION trial of ALLO-329, including observations regarding clinical activity and tolerability. These observations are preliminary, are based on a small number of patients across different autoimmune indications, dose levels and lymphodepletion approaches, and may not be predictive of future results. As dose escalation continues and additional patients are treated and followed, we may observe different or less favorable safety, tolerability, biomarker or clinical activity results, and we may not identify a dose or lymphodepletion regimen that supports further development. Any unfavorable or inconclusive data from RESOLUTION could delay or prevent further development of ALLO-329 and materially adversely affect our business.
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
•the number of patients who consent to be screened for the ALPHA3 trial may be lower than we expect given the current well-established medical practice of frontline therapy for LBCL and the history of slow patient recruitment in other frontline LBCL trials;
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
•the competition from approved products in the same or other lines of therapy and/or disease indications and from product candidates in other clinical trials; and
•the risk that patients enrolled in clinical trials will drop out of the trials before the infusion of our product candidates or trial completion.
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
Development and research use of an experimental diagnostic assay or test, such as that we are using to determine CD70 expression on tumor tissue of potential participants in the TRAVERSE trial or to identify MRD positive patients in the ALPHA3 trial, may influence results of the study in expected or unexpected ways. For example, emerging safety and efficacy outcomes could lead us to impose, tighten or expand “cutoff” values of CD70 expression to determine enrollment eligibility for TRAVERSE. Assay performance or necessary changes we or our partners make to the assay(s) during development may reduce the pace of enrollment or may lead to alterations in the expected benefit risk profile as compared to results collected prior to the change. In addition, our use of such assays may add complexity to initiating or expanding clinical trials outside the United States, including because the assay may be subject to regulation as an in vitro diagnostic medical device in certain jurisdictions and may require regulatory review, authorization, clearance or approval, or additional country-specific validation or operational requirements, before it can be used for patient selection. Any delays or inability to obtain such regulatory authorization, clearance or approval, or to meet local requirements, could delay trial initiation, site activation, patient screening or enrollment in those jurisdictions.The diagnostic assay itself may not perform as expected due to identifiable or obscure factors. It is also possible that we may not be aware of such underperformance of the assay which could lead to incorrect conclusions. This could, in turn, impact enrollment and interpretation of the clinical trial results.
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
Success of other therapies, such as in vivo technologies, could impact our regulatory strategy and delay or prevent regulatory approval of our product candidates. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, refer to the section entitled “Business—Competition” included in our Annual Report.

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
Certain of the previously identified or similar threats have in the past, and any of the identified or similar threats may in the future, cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information, or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future. In addition, from time to time, our vendors inform us of security incidents. For example, in November 2024, one of our vendors notified us that they had detected suspicious activity on their network that compromised several email accounts the vendor used to communicate with us. We took appropriate remedial measures, and based on our investigation, we concluded that the incident did not result in a compromise to our systems. To date, we have not determined that such incidents as reported to us were material. However, we may not have all information related to such incidents and future incidents could have an adverse impact on our business. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to manufacture or deliver our product candidates.
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
Our relationships with customers, physicians, and third-party payors are subject, directly or indirectly, to federal, state, local and foreign healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we could face substantial penalties.*
These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws requiring certain regulatory licenses to manufacture or distribute products commercially and governing the privacy and security of identifiable patient information, price reporting, false claims and provider transparency. If our operations are found to be in violation of any of these laws that apply to us, we may be subject to significant civil, criminal and administrative penalties.
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
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Some jurisdictions have adopted, and others may in the future adopt, similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including the interruption or degradation of our operations (such as by limiting our ability to conduct clinical trial activities in Europe and elsewhere), the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, the inability to transfer data and work with partners, vendors and other third parties, increased exposure to regulatory actions, substantial fines and penalties, and injunctions against processing or transferring personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have also ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing

Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.
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
Cellectis’ TALEN technology, which we use in our oncology programs, and Arbor Biotechnology Inc. (Arbor)’s CRISPR technology, which we use in our AID program, both involve relatively new approaches to gene editing, using sequence-specific DNA-cutting enzymes, or nucleases, to perform precise and stable modifications in the DNA of living-cells and organisms, and we have very little experience with Arbor’s CRISPR technology. Cellectis and Arbor have not created nucleases for all gene sequences that we may seek to target, and they may not agree to or have difficulty creating nucleases for other gene sequences that we may seek to target, which could limit the usefulness of this technology. Cellectis and Arbor are our sole sources for this technology, including for certain tools such as nucleases and vectors. If Cellectis or Arbor were to be unwilling or unable, including due to the Factor Litigation (as defined below), to supply these tools, our ability to develop gene-edited product candidates could be materially and adversely impacted, leading to delays in our development programs and potential failure to commercialize certain product candidates.
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
Interim MRD data may not predict clinical benefit and there is uncertainty regarding whether the use of FC without ALLO-647 will achieve sufficient lymphodepletion to support the efficacy of our allogeneic CAR T product candidate in the ALPHA3 trial.*
Our ALPHA3 clinical trial is now proceeding with two arms: (1) cema-cel with a lymphodepletion regimen consisting of fludarabine and cyclophosphamide (FC) without ALLO-647, and (2) the control arm, which is observation. In April 2026, we reported interim futility analysis results from the first 24 patients randomized to the two ongoing arms. The results showed higher MRD negativity and greater median ctDNA reduction in the cema-cel arm compared with observation. However, this preliminary data set is limited, is derived from a small patient cohort, and does not include unblinded EFS, progression-free survival or overall survival data. MRD conversion or clearance is not an accepted surrogate endpoint by regulatory agencies for LBCL and may not correlate with clinical outcomes or regulatory approvability, and there remains a risk that the FC lymphodepletion regimen alone may not sufficiently suppress the patient’s immune system to allow adequate expansion, persistence, and efficacy of the CAR T cells, across the broader ALPHA3 population. Moreover, while we believe our interim MRD and safety results are encouraging, they are based on a limited number of patients and may not be predictive of future results or demonstrate that ALPHA3 will meet its primary endpoint.
Previously, the FCA regimen (fludarabine, cyclophosphamide and ALLO-647) was anticipated to enhance CAR T cell expansion and persistence by reducing host immune system suppression; however, the FCA arm was terminated following a Grade 5 serious adverse event. If the FC regimen proves inadequate, or if ALPHA3 does not demonstrate a statistically significant and clinically meaningful improvement in EFS, we may be required to amend the study design, conduct additional studies or discontinue or delay development of cema-cel, any of which could materially impact our clinical trial success, regulatory approval prospects, and overall business and financial performance.
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
In April 2026, we received correspondence from LTC, a subsidiary of Thermo Fisher Scientific, asserting that Cellectis had sublicensed to us or otherwise made available rights under certain patents licensed by LTC to Cellectis relating to TALEN technology, and that LTC had terminated its license agreements with Cellectis. Cellectis has separately informed us that LTC has purported to terminate certain license agreements with Cellectis and commenced an arbitration against Cellectis and Cellectis Bioresearch before the American Arbitration Association alleging breaches of those agreements, principally relating to alleged underpayment of sublicense royalties. Cellectis has informed us that it believes the purported termination is invalid, that LTC’s claims are without merit, and that Cellectis intends to vigorously contest the purported termination and defend against the claims. We are not a party to this arbitration. However, if LTC were successful in challenging Cellectis’ rights, or if we are otherwise determined not to have adequate rights under patents or other intellectual property controlled by LTC that are necessary or useful for the development, manufacture or commercialization of our TALEN-based product candidates, we may need to obtain a direct license or other rights from LTC, which may not be available on commercially reasonable terms or at all. Any such dispute, license requirement or loss of rights could increase our costs, require us to modify our development or manufacturing plans, delay or prevent the development or commercialization of our TALEN-based product candidates, including cema-cel and ALLO-316, if approved, and materially adversely affect our business, operating results and financial condition.
We are heavily reliant on our partner, Foresight Diagnostics, a subsidiary of Natera, for access to the investigational CLARITY™ MRD test for identifying eligible patients for our ALPHA3 trial.*
Our ALPHA3 trial design requires the use of Foresight Diagnostics’ investigational CLARITY™ MRD test for patient selection. In addition, MRD status and changes in MRD status, including MRD conversion or clearance, may not correlate with clinical outcomes such as event-free survival (EFS), which is the primary endpoint of ALPHA3. As a result, even though we observed higher MRD negativity in the cema-cel arm than in the observation arm in the planned interim futility analysis announced in April 2026, ALPHA3 may not demonstrate a statistically significant improvement in EFS or otherwise meet its primary endpoint. Foresight Diagnostics is a private company founded in 2020. In December 2025, Foresight Diagnostics was acquired by Natera and, although Foresight Diagnostics continues to operate as a standalone subsidiary, the acquisition and related integration activities may create additional risks and uncertainties, including delays or disruptions in assay operations, regulatory activities, and resourcing priorities. Although Foresight Diagnostics has successfully executed its role in our ALPHA3 trial to date, it has limited resources and limited experience with its MRD assay and in executing clinical trials or supporting a commercial product. In the future, Foresight Diagnostics and/or Natera may not be able to successfully and timely conduct the ALPHA3 MRD tests, obtain regulatory approval of CLARITY or successfully support commercialization of cema-cel, if approved. For example, changes in strategic priorities, staffing, operating processes, quality systems, vendors or information systems as part of integration could adversely affect CLARITY testing capacity, turnaround times, or regulatory submission timelines. If we need to transition to an alternative MRD test in the future, it could result in additional costs, delays, and diversion of resources, any of which would negatively impact our cema-cel development program. Further, we may be unable to identify an alternative approved effective MRD test, which could have a material adverse impact on our business.
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
To secure our own readily available source of anti-CD52 antibody, we were previously developing our own monoclonal anti-CD52 antibody, ALLO-647, which we used in certain of our clinical trials. ALLO-647 may cause SAEs that alemtuzumab may cause, including fatal adverse events, infusion related reactions, immune thrombocytopenia, glomerular nephropathies, thyroid disorders, autoimmune cytopenias, autoimmune hepatitis, hemophagocytic lymphohistiocytosis, acquired hemophilia, infections, stroke, and progressive multifocal leukoencephalopathy. For example, a patient death occurred in the recently discontinued FCA arm of our ALPHA3 trial. This Grade 5 SAE, which occurred on Day 54 post-infusion, involved fulminant hepatic failure caused by disseminated adenovirus infection, potentially worsened by acetaminophen toxicity. The depth of immunosuppression likely associated with ALLO-647 is believed to have increased susceptibility to this viral infection. In addition, we may explore various dosing strategies for lymphodepletion in our clinical trials, such as including varying doses of the chemotherapy agents and/or other agents or eliminating one or more of the agents, which may alter the risk of SAEs or have other undesirable outcomes such as a reduction of the efficacy of treatment. Additionally, our experimental lymphodepletion regimens may show different safety profiles when paired with different allogeneic CAR T product candidates such that regimens deemed safe with one CAR T product candidate may be determined to be associated with unacceptable toxicity when combined with another CAR T candidate or with the same candidate in a different patient population. If observed, these differences may require additional clinical exploration and may cause delays in the execution or termination of development campaigns. Refer to the section entitled "Business—Product Pipeline and Development Strategy" included in our Annual Report for information on safety events.
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
In addition, many of our suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-

equipped to support our needs, including generating data required for a BLA or an MAA and in non-routine circumstances like an FDA or other comparable foreign regulatory authorities inspection or medical crisis, such as widespread contamination.
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
The current administration is pursuing policies to reduce regulations and expenditures across government including at the U.S. Department of Health and Human Services (HHS), the FDA, the Centers for Medicare & Medicaid Services (CMS) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored-Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example, directing agencies to reduce agency workforce and cut programs; directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; imposing tariffs on certain imported pharmaceutical products; and as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. In addition, CMS has proposed the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a mandatory model that would assess manufacturer rebates for certain drugs payable under Medicare Part B if prices exceed an international benchmark, which, if implemented, could further increase pricing pressure on physician-administered therapies, including certain oncology and autoimmune treatments. If finalized, the proposed rule would apply to 25% of Medicare beneficiaries who reside in certain defined geographic areas. In addition, if implemented, a “Most-Favored-Nation” pricing policy that is determined to apply to us and any of our products that receives regulatory approval based on a reference to the lowest ex-U.S. list price for such products, could significantly reduce the U.S. list price for such products and likewise reduce our annual market opportunity in the United States.
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
For example, previously we and Servier had different interpretations regarding the respective parties’ respective rights and obligations under the Original Servier Agreement. In May 2024, we entered into the Servier Amendment which clarified each party’s rights and obligations. Additionally, Cellectis and Servier previously had a dispute regarding Servier's withdrawal from UCART19 development, which could have negatively impacted our sublicense from Servier. In December 2025, an arbitration panel ruled substantially in Servier's favor, resulting in our retention of sublicense rights for cema-cel, but the termination of our sublicense rights for ALLO-501, which we had previously discontinued. There can be no assurance that further contract interpretation issues will not arise or that we would be able to amicably resolve such issues. If other issues arise over intellectual property that we have licensed, or license in the future, it could prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, and we may be unable to successfully develop and commercialize the affected product candidates.
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
In April 2026, LTC asserted that, as a result of its purported termination of certain license agreements with Cellectis, we no longer have rights under certain patents licensed by LTC to Cellectis relating to TALEN technology. Cellectis disputes the purported termination and the claims asserted by LTC. For additional details regarding these matters, see “Risk Factors – We are heavily reliant on our partners, Cellectis and Servier, for access to TALEN gene editing technology for the manufacturing and development of our oncology product candidates.”
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
In 2021, we implemented a new enterprise resource planning (ERP) system, which required the investment of significant financial and human resources. We plan to continue to implement new ERP modules, which we also expect will require significant resources. Any failure to maintain or implement new or improved internal controls related to our ERP system or otherwise could result in material weaknesses, result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations. This could cause us to lose public confidence and could cause the trading price of our common stock to decline.
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
If, in the future, we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.
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

Date: May 13, 2026	By:	/s/ David Chang
David Chang, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Geoffrey Parker
Geoffrey Parker
Chief Financial Officer (Principal Financial Officer)