Form 10-Q
period 2026-06-30
Allogene Therapeutics, Inc.
filed 2026-08-12
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 10, 2026, the registrant had 345,490,881 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$38,626	$51,688
Short-term investments	293,978	198,522
Prepaid expenses and other current assets	7,396	7,539
Total current assets	340,000	257,749
Long-term investments	90,986	8,043
Operating lease right-of-use asset	37,739	39,888
Property and equipment, net	67,382	72,839
Deposit placed in escrow	—	23,479
Restricted cash	10,292	10,292
Other long-term assets	3,692	3,615
Total assets	$550,091	$415,905
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,964	$4,270
Accrued and other current liabilities	25,763	28,244
Total current liabilities	31,727	32,514
Lease liability, noncurrent	70,353	75,045
Other long-term liabilities	11,836	15,804
Total liabilities	113,916	123,363
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares were issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value: 800,000,000 and 400,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 345,345,427 and 229,413,523 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	345	229
Additional paid-in capital	2,532,341	2,302,753
Accumulated deficit	(2,095,993)	(2,010,709)
Accumulated other comprehensive income (loss)	(518)	269
Total stockholders’ equity	436,175	292,542
Total liabilities and stockholders’ equity	$550,091	$415,905
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue - related party	$4,640	$—	$4,640	$—
Operating expenses:
Research and development	30,721	40,156	62,724	90,356
General and administrative	20,839	14,281	34,928	29,272
Impairment of long-lived assets	—	2,382	—	2,382
Total operating expenses	51,560	56,819	97,652	122,010
Loss from operations	(46,920)	(56,819)	(93,012)	(122,010)
Other income (expenses), net:
Interest and other income, net	4,647	6,187	8,220	11,703
Interest expense	(343)	(268)	(643)	(418)
Other income (expenses), net	(61)	(43)	151	49
Total other income (expenses), net	4,243	5,876	7,728	11,334
Net loss	(42,677)	(50,943)	(85,284)	(110,676)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(335)	(88)	(787)	44
Net comprehensive loss	$(43,012)	$(51,031)	$(86,071)	$(110,632)
Net loss per share, basic and diluted	$(0.13)	$(0.23)	$(0.30)	$(0.51)
Weighted-average number of shares used in computing net loss per share, basic and diluted	328,930,269	218,929,548	284,855,386	217,153,948
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2025	229,413,523	$229	$2,302,753	$(2,010,709)	$269	$292,542
Issuance of common stock upon exercise of stock options and vesting of RSUs	2,476,547	2	2	—	—	4
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.3 million	12,476,533	13	20,655	—	—	20,668
Stock-based compensation	—		8,270	—	—	8,270
Employee stock purchase plan	449,810	1	449	—	—	450
Net loss	—	—	—	(42,607)	—	(42,607)
Net unrealized loss on available-for-sale investments	—	—	—	—	(452)	(452)
Balance - March 31, 2026	244,816,413	245	2,332,129	(2,053,316)	(183)	278,875
Issuance of common stock upon vesting of RSUs	329,014	—	—	—	—	—
Issuance of common stock from public offering, net of commissions and offering costs of $12.5 million	100,200,000	100	187,772	—	—	187,872
Stock-based compensation	—	—	12,440	—	—	12,440
Net loss	—	—	—	(42,677)	—	(42,677)
Net unrealized loss on available-for-sale investments	—	—	—	—	(335)	(335)
Balance - June 30, 2026	345,345,427	$345	$2,532,341	$(2,095,993)	$(518)	$436,175

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2024	212,210,597	$212	$2,241,879	$(1,819,823)	$(89)	$422,179
Issuance of common stock upon vesting of RSUs	2,158,522	2	(2)	—	—	—
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.2 million	3,842,282	4	9,998	—	—	10,002
Stock-based compensation	—	—	12,175	—	—	12,175
Employee stock purchase plan	386,861	1	637	—	—	638
Net loss	—	—	—	(59,733)	—	(59,733)
Net unrealized gain on available-for-sale investments	—	—	—	—	132	132
Balance - March 31, 2025	218,598,262	219	2,264,687	(1,879,556)	43	385,393
Issuance of common stock upon vesting of RSUs	398,743	—	—	—	—	—
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.02 million	1,136,871	1	1,513			1,514
Stock-based compensation	—	—	8,685	—	—	8,685
Net loss	—	—	—	(50,943)	—	(50,943)
Net unrealized loss on available-for-sale investments	—	—	—	—	(88)	(88)
Balance - June 30, 2025	220,133,876	$220	$2,274,885	$(1,930,499)	$(45)	$344,561

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(85,284)	$(110,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,710	20,860
Depreciation and amortization	5,514	6,205
Net amortization/accretion on investment securities	(2,198)	(2,477)
Impairment of long-lived assets	—	2,382
Non-cash rent expense	2,149	2,277
Non-cash collaboration revenue - related party	(4,640)	—
Changes in operating assets and liabilities:
Deposit placed in escrow	23,479	(2,711)
Prepaid expenses and other current assets	143	1,242
Other long-term assets	(82)	(1,503)
Accounts payable	1,694	(758)
Accrued and other current liabilities	(2,821)	(3,488)
Operating lease liabilities	(4,245)	(3,759)
Other long-term liabilities	672	447
Net cash used in operating activities	(44,909)	(91,959)
Cash flows from investing activities:
Purchases of property and equipment	(159)	(143)
Proceeds from maturities of investments	108,427	110,300
Purchase of investments	(285,415)	(60,146)
Net cash provided by (used in) investing activities	(177,147)	50,011
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	20,668	11,516
Proceeds from issuance of common stock from public offering, net of commissions and issuance costs	187,872	—
Proceeds from CIRM award (Note 5)	—	6,908
Proceeds from issuance of common stock upon exercise of stock options	4	—
Proceeds from issuance of common stock under the employee stock purchase plan	450	638
Net cash provided by financing activities	208,994	19,062
Net change in cash and cash equivalents and restricted cash	(13,062)	(22,886)
Cash and cash equivalents and restricted cash — beginning of period	61,980	85,510
Cash and cash equivalents and restricted cash — end of period	$48,918	$62,624
Non-cash operating activities:
Property and equipment purchases in accounts payable and accrued liabilities	$—	$215
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(6,528)	$(6,518)
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
Public Offerings
In November 2019, the Company entered into a sales agreement with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (TD Cowen), as amended on November 2, 2022 and November 2, 2023, under which the Company may from time to time issue and sell shares of its common stock through TD Cowen in at-the-market (ATM) offerings. The aggregate compensation payable to TD Cowen as the Company’s sales agent equals up to 3.0% of the gross sales price of the shares sold through TD Cowen pursuant to the sales agreement. Although the sales agreement does not specify an aggregate dollar limit on sales, sales under the agreement may be made only pursuant to an effective registration statement and an applicable prospectus supplement.
On June 22, 2026, the Company filed a prospectus supplement under its effective shelf registration statement relating to the offer and sale of shares of its common stock having an aggregate offering price of up to $135.0 million pursuant to the sales agreement. During the six months ended June 30, 2026, the Company sold an aggregate of 12,476,533 shares of common stock in ATM offerings resulting in net proceeds of $20.7 million. No shares were sold pursuant to the June 2026 prospectus supplement through June 30, 2026. As of June 30, 2026, shares of common stock having an aggregate offering price of up to $135.0 million remained available for sale under the June 2026 prospectus supplement, subject to market conditions, the terms and conditions of the sales agreement and applicable law.
On April 14, 2026, the Company entered into an underwriting agreement with Goldman Sachs & Co. LLC, Jefferies LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein (Underwriters), relating to the issuance and sale in a public offering of shares of the Company’s common stock (April 2026 Public Offering). On April 16, 2026, the Company closed the April 2026 Public Offering in which it sold 100,200,000 shares of its common stock at a public offering price of $2.00 per share, including 12,700,000 additional shares sold pursuant to the Underwriters’ partial exercise of their option to purchase additional shares. The aggregate gross proceeds were $200.4 million and the aggregate net proceeds were approximately $187.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates.
The Company had cash, cash equivalents and investments of $423.6 million as of June 30, 2026. Since inception through June 30, 2026, the Company has incurred cumulative net losses of $2,096.0 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
The Company may raise additional capital through the issuance of equity securities, debt financings, collaborations or other sources to further implement its business plan. If additional financing is not available at adequate levels, the Company may need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company expects that its cash, cash equivalents and investments as of June 30, 2026 will be sufficient to fund its operations for at least the next 12 months from the date the accompanying unaudited condensed financial statements are filed with the SEC.
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
The condensed balance sheet as of June 30, 2026, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, the condensed statements of stockholders’ equity as of June 30, 2026 and 2025, the condensed statements of cash flows for the six months ended June 30, 2026 and 2025, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2026 (Annual Report).
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2026, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.
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
There were no Level 3 assets or liabilities as of June 30, 2026 and as of December 31, 2025.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2026 and as of December 31, 2025 are presented in the following tables:

	June 30, 2026
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$34,201	$—	$—	$34,201
Commercial paper	—	142,502	—	142,502
Corporate bonds	—	84,488	—	84,488
U.S. treasury securities	127,105	—	—	127,105
U.S. agency securities	—	30,869	—	30,869
Total financial assets	$161,306	$257,859	$—	$419,165

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$48,576	$—	$—	$48,576
Commercial paper	—	42,704	—	42,704
Corporate bonds	—	53,705	—	53,705
U.S. treasury securities	76,157	—	—	76,157
U.S. agency securities	—	33,999	—	33,999
Total financial assets	$124,733	$130,408	$—	$255,141
(1)Included within cash and cash equivalents on the Company’s condensed balance sheets.
4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of June 30, 2026 and as of December 31, 2025 are presented in the following tables:

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$34,201	$—	$—	$34,201
Commercial paper	142,709	9	(216)	142,502
Corporate bonds	84,598	—	(110)	84,488
U.S. treasury securities	127,252	31	(178)	127,105
U.S. agency securities	30,923	—	(54)	30,869
Total cash equivalents and investments	$419,683	$40	$(558)	$419,165

Classified as:
Cash equivalents				$34,201
Short-term investments				293,978
Long-term investments				90,986
Total cash equivalents and investments				$419,165

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$48,576	$—	$—	$48,576
Commercial paper	42,696	18	(10)	42,704
Corporate bonds	53,636	69	—	53,705
U.S. treasury securities	75,990	167	—	76,157
U.S. agency securities	33,974	25	—	33,999
Total cash equivalents and investments	$254,872	$279	$(10)	$255,141

Classified as:
Cash equivalents				$48,576
Short-term investments				198,522
Long-term investments				8,043
Total cash equivalents and investments				$255,141
As of June 30, 2026, the amortized cost and fair value of cash equivalents and available-for-sale securities with remaining contractual maturities of less than 1 year were $328.5 million and $328.2 million, respectively, and the amortized cost and fair value of cash equivalents and for available-for-sale securities with remaining contractual maturities with maturities of 1 to 3 years were $91.2 million and $91.0 million, respectively.
There were no significant realized losses on available-for-sale securities for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of June 30, 2026 and December 31, 2025, there were no securities in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivable on available-for-sale securities. As of June 30, 2026 and December 31, 2025, the Company recognized $2.2 million and $1.5 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed balance sheets.

5.         Balance Sheet Components
Property and Equipment, Net
Property and Equipment consist of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Leasehold improvements	$107,537	$107,537
Laboratory equipment	28,731	28,748
Computer equipment and purchased software	4,873	4,873
Furniture and fixtures	4,223	4,214
Total	145,364	145,372
Less: accumulated depreciation	(77,982)	(72,533)
Total property and equipment, net	$67,382	$72,839
During the year ended December 31, 2024, the Company made a decision to sublease one of its leased buildings in South San Francisco. The Company vacated and ceased occupancy of this building and began actively marketing the leased building for sublease in 2024. The Company determined that the change in how this building is being used was an indicator of impairment. The Company identified this to-be-sublet property as a separate asset group. The Company concluded that the carrying value of this to-be-sublet property asset group was not recoverable and the estimated fair value of this asset group was below its carrying value. The decrease in the fair value of this asset group was mainly due to the lower estimated sublease income based on current commercial rental market conditions compared to the lease payments in accordance with the initial operating lease agreement. The Company performed discounted cash flow analysis to estimate the fair value of its right-of-use asset and leasehold improvements. The key inputs to this valuation were expected sublease rental income of $1.9 million through March 2032 and the risk-adjusted annual discount rate of 9.50%. Based on this analysis, the Company concluded the fair value of the right-of-use asset and leasehold improvements of $1.2 million was lower than its net book value of $7.5 million. The Company recognized an aggregate long-lived asset impairment charge of $6.2 million on the right-of-use asset and leasehold improvements for the year ended December 31, 2024.
In June 2025, the Company identified an additional indicator that the carrying value of this to-be-sublet property asset group was not recoverable. The expected sublease rental income of $1.9 million as of December 31, 2024 had decreased to $0.7 million as of June 30, 2025 based on the sublease agreement executed in July 2025. The risk-adjusted annual discount rate was 9.25% as of June 30, 2025. The Company updated its discounted cash flow analysis to estimate fair value of its right-of-use asset and leasehold improvements. Based on this analysis, the resulting fair value was immaterial resulting in the write off of the $0.9 million right-of-use asset and $0.1 million leasehold improvements as long-lived asset impairment charges for the three and six months ended June 30, 2025. There were no such costs for the three and six months ended June 30, 2026.
In addition, during the three and six months ended June 30, 2025, the Company recognized a non-cash equipment impairment charge of $1.3 million as a result of the Workforce Reduction, see the next section for further information.
Accrued and Other Current Liabilities
On May 12, 2025, the Company’s Board of Directors approved an approximately 28% reduction in the Company’s employee workforce (Workforce Reduction) in connection with a reduction in manufacturing operations and a reprioritization of resources to focus on the Company’s clinical programs. The Workforce Reduction included one-time severance payments and other employee benefits and resulted in impairment of equipment. During the three and six months ended June 30, 2025, the Company recorded $3.1 million, $0.3 million, and $1.3 million in research and development expense, general and administrative expense, and equipment impairment, respectively, in the statement of operations and comprehensive loss. There were no such costs for the three and six months ended June 30, 2026. As of June 30, 2026, there were no remaining severance and other employee benefits accruals associated with the Workforce Reduction.
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
The Company received $9.2 million from CIRM through June 30, 2026 and accounted for the proceeds as a liability within other long-term liabilities on the condensed balance sheets. The Company recorded interest expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, $1.9 million of accrued interest was included in other long-term liabilities.
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
For the three and six months ended June 30, 2026 and 2025, no milestones were achieved and no royalty payments were made.
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
For the three and six months ended June 30, 2026 and 2025, no milestones were achieved and no royalty payments were made.
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
For the three and six months ended June 30, 2026 and 2025, no milestones were achieved and no royalty payments were made.
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
Following F. Hoffmann-La Roche AG’s (Roche) acquisition of Notch, in March 2025, Notch was dissolved, and Roche became Notch’s successor in interest under the Company’s agreement. In connection with such acquisition, on March 31, 2025 the Company entered into a Second Amendment to Amended and Restated Collaboration and License Agreement (Second Amended Notch Agreement) with Notch under which the definitions of certain terms were clarified, certain time periods for completing the transfer of certain technology were extended, and the scope of Allogene’s exclusive rights were clarified. Notch was dissolved on September 2, 2025 and final proceeds were distributed to the Company.
The Company’s total equity investment in Notch as of June 30, 2026 and December 31, 2025 was zero. For the three and six months ended June 30, 2026 and 2025, no milestones were achieved.
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
Under the terms of the agreement, the Company has committed up to $15.0 million of funding for the duration of the agreement, of which $6.0 million remains. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance. The Company is committed to making further payments to MD Anderson each year upon the anniversary of the agreement effective date through the duration of the agreement term, however, if MD Anderson has sufficient funds to continue the agreed-upon research projects, the Company may defer the additional payment to a later date. These costs are expensed to research and development as MD Anderson renders the services under the strategic alliance.
Collaboration costs recorded as research and development expenses were $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2025, respectively.

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
In connection with the Organizational Restructuring, on May 24, 2024, the Company and Allogene Overland PRC, entered into a First Amendment to the License Agreement (the License Amendment) to amend and supplement certain provisions of the License Agreement. Under the License Amendment, the Company continued to grant Allogene Overland PRC an exclusive license to develop, manufacture, and commercialize the Licensed Products in the JV Territory, with the Company retaining exclusive rights to the Licensed Products outside the JV Territory, and the royalty obligations to the Company were amended to a flat mid single-digit royalty on net sales in the JV Territory that are no longer subject to reductions. The License Amendment also provided the Company with additional rights to terminate the License Agreement in its entirety or with respect to the relevant Overland Licensed Products if Allogene Overland PRC failed to initiate manufacturing technology transfer with respect to an Overland Licensed Product as agreed in the License Amendment, or if HBP committed a funding default or a material breach of its representations, warranties, or covenants under the Share Exchange Agreement. The License Amendment also provided that the License Agreement would terminate automatically if the Company’s ownership in Allogene Overland falls below 7.5% (other than due to the Company’s sale of the shares of Allogene Overland), unless at that time Allogene Overland PRC and the Company had mutually agreed on the manufacturing technology transfer plan for the Overland Licensed Products and Allogene Overland PRC elected to continue the license for such Overland Licensed Products with increased milestones and royalties. Under the terms of the License Amendment, such increased milestones and royalties consisted of up to $115.0 million in milestone payments for each Overland Licensed Product and tiered mid-single-digit to low-double-digit royalties on net sales in the JV Territory.
As part of the Organizational Restructuring, Allogene Overland was renamed Overland Therapeutics Inc. (Overland Therapeutics) and the Company determined that Overland Therapeutics was a variable interest entity. The Company does not have the power to direct the activities which most significantly affect Overland Therapeutics’ economic performance. Accordingly, the Company did not consolidate Overland Therapeutics because the Company determined that it was not the primary beneficiary. After the Organizational Restructuring, the Company had 20% voting rights of Overland Therapeutics’ board of directors. The Company concluded that it has significant influence over Overland Therapeutics and continued to account for its investment in Overland Therapeutics as an equity method investment. The Company’s total equity investment in Overland Therapeutics as of December 31, 2025 was zero.
On May 12, 2026, the Company entered into a termination agreement with Overland Therapeutics (SH) Co. Ltd. and Overland Therapeutics, Inc., pursuant to which the License Agreement was terminated in its entirety (the License Agreement Termination). In connection with the License Agreement Termination, the Company surrendered 40,353,951 shares of Overland Therapeutics for no consideration and the Company entered into the Second Amended and Restated Shareholders' Agreement among the Company, Overland Therapeutics and HBP. Mutual releases were exchanged between the parties and no termination payments were made. Following the License Agreement Termination, the Company’s ownership in Overland Therapeutics was reduced to approximately 3% on an as-converted and fully diluted basis.
Upon termination of the License Agreement, the two remaining performance obligations were extinguished as of May 12, 2026: i) $1.9 million for the manufacturing license, related know-how and support and (ii) $2.7 million to the know-how to be developed in future periods. The Company concluded that the associated consideration of $4.6 million that was recorded in other long-term liabilities was nonrefundable and was therefore recognized as collaboration revenue — related party in the condensed statements of operations for the three and six months ended June 30, 2026.
Following the License Agreement Termination, the Company’s ownership in Overland Therapeutics was reduced to approximately 3% and the Company’s 20% voting rights on Overland Therapeutics’ board of directors were eliminated. The Company re-performed its variable interest entity analysis and concluded that Overland Therapeutics continues to be a VIE for which the Company is not the primary beneficiary. The Company determined that it no longer has significant influence over Overland Therapeutics and, accordingly, prospectively reclassified its equity method investment to an equity security measured under the measurement alternative in accordance with ASC 321, Investments—Equity Securities, effective May 12, 2026. The initial cost basis at reclassification was zero. The Company retains approximately 3% of Overland Therapeutics’ equity on an as-converted and fully diluted basis, carried at cost less any impairment, adjusted for observable price changes in orderly transactions.
Under the Second Amended and Restated Shareholders’ Agreement, the Company retains certain protective shareholder rights including a tag-along right (co-sale right if HBP proposes to transfer more than 25% of its shares to a non-affiliate), preemptive rights (pro rata participation in future equity issuances) and registration rights. These rights are protective in nature and do not constitute derivative instruments under ASC 815.
For the three and six months ended June 30, 2026, the Company recognized $4.6 million of collaboration revenue — related party. Collaboration revenue was zero for the three and six months ended June 30, 2025. As of June 30, 2026, no deferred revenue related to the License Agreement remains. The Company’s total equity investment in Overland Therapeutics as of June 30, 2026 was zero.
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
As of June 30, 2026 and December 31, 2025, the Company’s total equity investment in Antion was zero.
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
On February 19, 2025, the Company entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics which expands its collaboration to include the development of Foresight Diagnostics’ MRD assay for use with cema-cel as part of a possible EU and/or UK clinical development program, and as part of an expansion of ALPHA3 to Canadian and Australian clinical trial sites in support of the U.S. clinical development program. In November 2025, the Company amended the agreement, effective as of August 5, 2025, to add a workplan supporting clinical trial readiness activities for the expansion of ALPHA3 into South Korea. In total, the Company agreed to fund approximately $37.3 million in MRD assay development costs, milestone payments for U.S., and certain international regulatory submissions and assay utilization costs to process clinical samples, all in addition to the financial commitments under the Foresight Agreement.
Clinical trial milestones recorded as research and development expenses were $0.9 million and $3.4 million for the three and six months ended June 30, 2026, respectively, and $1.7 million and $3.2 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, $0.9 million and $1.4 million in research and development expenses, respectively, were recorded in accrued and other liabilities.
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
The Company maintains letters of credit for the benefit of landlords which are disclosed as restricted cash in the condensed balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of June 30, 2026 and December 31, 2025.
The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating lease liabilities
Current portion included in accrued and other current liabilities	$8,656	$8,208
Lease liability, noncurrent	70,353	75,045
Total operating lease liabilities	$79,009	$83,253
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$2,330	$2,512	$4,674	$5,037
Variable lease cost	769	478	1,370	1,034
Total lease costs	$3,099	$2,990	$6,044	$6,071

The undiscounted future non-cancellable lease payments under the Company’s operating leases as of June 30, 2026 were as follows:

Year ending December 31:	(In thousands)
2026 (remaining 6 months)	$6,602
2027	13,574
2028	14,038
2029	15,437
2030	16,148
2031 and thereafter	33,597
Total undiscounted lease payments	99,396
Less: Present value adjustment	(20,387)
Total	$79,009
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.51%. As of June 30, 2026, the weighted average remaining lease term for the Company’s operating leases is 6.70 years.
In December 2024 and January 2025, the Company entered into non-cancelable agreements under which it subleased approximately 46,011 square feet of its HQ Lease to two unaffiliated companies. In July 2025, the Company entered into a non-cancelable agreement under which it subleased one of its leased buildings in South San Francisco to one unaffiliated company. The Company recognized $0.7 million and $1.5 million during the three and six months ended June 30, 2026, respectively, and $0.8 million and $1.2 million during the three and six months ended June 30, 2025, respectively, in sublease income under the interest and other income, net caption within the condensed statements of operations.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company’s cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the condensed balance sheets as of June 30, 2026 and December 31, 2025.
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements is generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of June 30, 2026.
Legal Proceedings
In the ordinary course of business, the Company or its business partners are from time to time subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses its potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of June 30, 2026, the Company did not accrue any estimated losses related to its ongoing legal proceedings.
8.         Stockholder’s Equity
Common Stock
On June 18, 2026, the Company’s stockholders approved an increase to the number of authorized shares of its common stock from 400,000,000 shares to 800,000,000 shares.

9.         Stock-Based Compensation
As of June 30, 2026, there were 9,188,231 shares reserved by the Company under the 2018 Equity Incentive Plan (the 2018 Plan) for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance as of December 31, 2025	31,138,077	$6.31	7.17	$97
Options granted	7,193,563	1.88	9.51
Options exercised	(2,438)	$1.94
Options forfeited	(1,177,247)	4.80
Balance as of June 30, 2026	37,151,955	5.50	7.41	$3,562
Exercisable as of June 30, 2026	22,929,684	7.69	6.39	$566
Vested and expected to vest as of June 30, 2026	37,151,955	$5.50	7.41	$3,562
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance as of December 31, 2025	16,528,226	$2.99	2.39	$22,644
Granted	4,566,769	1.90	1.93
Released	(2,803,123)	3.73
Forfeited	(2,112,821)	2.60
Balance as of June 30, 2026	16,179,051	2.60	2.60	$33,652
Expected to vest as of June 30, 2026	16,179,051	$2.60	2.60	$33,652
Vested and unreleased as of June 30, 2026	477,000	$1.29		$992
As of June 30, 2026, the Company had 4,689,631 outstanding performance-based restricted stock units. No performance-based restricted stock units were granted during the six months ended June 30, 2026. These awards are subject to the holders’ continuous service to the Company through each applicable vesting event. Through June 30, 2026, the Company believes that the achievement of the requisite performance conditions for these awards are not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the three and six months ended June 30, 2026 and 2025.
As of June 30, 2026, the Company had zero outstanding restricted stock units with a market condition to certain executive officers and other employees pursuant to the 2018 Plan. Stock-based compensation expense recognized related to the restricted stock units with a market condition was zero and less than $0.1 million for the three and six months ended June 30, 2026 and 2025, respectively.

Stock-based compensation expense
For the three and six months ended June 30, 2026 and 2025, the following table presents stock-based compensation expense related to stock options, restricted stock units and employee stock purchase plans that was recorded as research and development and general and administrative expense in its condensed statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,124	$2,557	$4,820	$7,597
General and administrative	10,316	6,128	15,890	13,263
Total stock-based compensation	$12,440	$8,685	$20,710	$20,860
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
Sublease Agreement
In December 2018, the Company entered into a sublease with Bellco Capital LLC for 1,293 square feet of office space in Los Angeles, California for a three year term. On April 1, 2020, Bellco Capital Advisors Inc. (Bellco) assumed all rights, title, interests and obligations under the sublease from Bellco Capital LLC. In November 2021, the sublease was extended to June 30, 2025. The sublease was amended, effective in July 2022, to move to a nearby location, with office space of 737 square feet. In 2023, the Company exercised its early termination right under the sublease agreement and the sublease was terminated effective December 31, 2023.
In February 2023, the Company entered into a new sublease agreement with Bellco for 2,218 square feet of office space in Los Angeles, California, which was subsequently reduced to 1,944 square feet in February 2026. The Company’s executive chairman, Arie Belldegrun, M.D., is a trustee of the Belldegrun Family Trust, which controls Bellco. The sublease term is 115 months, subject to certain early termination rights. The sublease commenced on January 1, 2024. The total right of use asset and associated lease liability recorded related to this related party lease were $1.9 million and $1.9 million, respectively, as of June 30, 2026. The Company paid approximately $0.2 million towards its share of the security deposit. Rent expense related to this sublease were $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.
Consulting Agreements
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun, the Company’s executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $40,217 per month in arrears commencing January 2022. Effective January 2026, the monthly consulting service fee was increased by 2% to $41,021 per month. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out of pocket expenses incurred in performing the services. The costs incurred for services provided, bonus, and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.
Co-Manager Agreement

On April 14, 2026, the Company entered into an underwriting agreement (Underwriting Agreement) with Goldman Sachs & Co. LLC, Jefferies LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein (Underwriters), relating to the April 2026 Public Offering. On April 16, 2026, the Company sold 100,200,000 shares to the Underwriters. The price to the public in the offering was $2.00 per share. The underwriting discount was $0.12 per share. TPG Capital BD, LLC served as an Underwriter for the offering and purchased an aggregate of 3,807,600 shares from the Company at a price of $1.88 per share, resulting in an aggregate underwriting discount to TPG Capital BD, LLC of approximately $0.5 million. Todd Sisitsky, who was a member of the Company’s Board of Directors at the time of the offering, has served as President and on the Board of Directors of TPG Inc., an affiliate of TPG Capital BD, LLC, since TPG Inc.’s inception.
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
12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	June 30,
	2026	2025
Stock options to purchase common stock	37,151,955	31,291,497
Restricted stock units outstanding (excluding vested but unreleased shares, which are included in weighted-average common shares outstanding)	16,179,051	17,223,279
Expected shares to be purchased under Employee Stock Purchase Plan	1,224,392	2,372,249
Total	54,555,398	50,887,025
13.    Segment Reporting
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
The table below is the summary of the segment profit or loss information, including the significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue - related party	$4,640	$—	$4,640	$—
Significant operating expenses:
Cema-cel	$6,954	$6,865	14,623	13,087
All other development costs	2,408	4,896	4,407	15,286
Payroll	14,482	17,628	28,926	37,229
Facilities & IT-related spend	7,288	7,384	13,706	14,703
Supporting external spend	5,254	5,390	9,626	11,236
Other operating expenses	15,174	14,656	26,364	30,469
Total operating expenses	51,560	56,819	97,652	122,010
Other income (expenses), net	4,243	5,876	7,728	11,334
Net loss	(42,677)	(50,943)	(85,284)	(110,676)

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
In June 2024, we initiated a pivotal Phase 2 clinical trial (ALPHA3) evaluating cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) as part of a first-line (1L) consolidation treatment for patients newly diagnosed with large B-cell lymphoma (LBCL) who, despite initial treatment success, remain at high risk for relapse. The study is currently enrolling at over 80 sites across the United States, Canada, South Korea and Australia. We are continuing activities to support the potential expansion of ALPHA3 into the European Union, subject to applicable regulatory approvals and operational requirements. Our expansion of ALPHA3 internationally is expected to bring the trial to approximately 100 sites worldwide.
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
The amended ALPHA3 trial is proceeding as a randomized study with two arms, comparing cema-cel after standard FC lymphodepletion to observation, the current standard of care, and is expected to enroll approximately 220 MRD-positive randomized patients. We recently amended the protocol to add a non-randomized observational cohort of approximately 140 MRD-negative patients, who will be followed to further characterize MRD test performance. We do not expect this observational cohort to impact the enrollment timeline for the existing randomized MRD-positive portion of the trial. The protocol amendment also expanded the disease subtypes that may qualify patients for enrollment to include transformed follicular lymphoma, transformed marginal zone lymphoma and follicular lymphoma grade 3B. The statistical design and prespecified conduct of the randomized MRD-positive portion of the trial remain unchanged. On April 13, 2026, we announced results from the planned interim futility analysis of the first 24 randomized patients to the two ongoing arms in ALPHA3. At the protocol-defined data cutoff, which was triggered when the 24th patient completed Day 45 MRD assessment, MRD negativity was observed in 58.3% (7/12) of patients in the cema-cel arm compared with 16.7% (2/12) of patients in the observation arm, and at the Day 45 post-randomization MRD assessment, ctDNA levels decreased from baseline by a median of 97.7% in the cema-cel arm compared with a median increase of 26.6% in the observation arm. The primary endpoint of EFS and key secondary endpoints, including progression-free survival and overall survival, remain blinded. In the cema-cel arm, no treatment-related serious adverse events, cytokine release syndrome, immune effector cell-associated neurotoxicity syndrome, graft-versus-host disease or treatment-related hospitalizations were reported, and ten of the twelve treated patients were managed in the outpatient setting post-infusion. At the time of the interim analysis, approximately one-third of screening activity and cema-cel infusions occurred at community cancer centers, including sites with limited prior CAR T experience. We believe this early experience supports the potential for cema-cel to be administered in a broader range of treatment settings than autologous CAR T therapies, although these data remain limited and may not be predictive of future outpatient or community-based administration. We anticipate completing enrollment of the randomized MRD-positive portion of ALPHA3 by the end of 2027, conducting an interim EFS analysis in mid-2027, and conducting the primary EFS analysis in mid-2028.
In July 2026, the FDA granted RMAT and Fast Track designations to cema-cel for the ALPHA3 development program as a potential first-line consolidation treatment for patients with large B-cell lymphoma (LBCL). These designations are intended to facilitate more frequent engagement with the FDA and may support an expedited development and review process if applicable criteria are satisfied.
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
In results from the Phase 1 TRAVERSE trial published in the Journal of Clinical Oncology on July 14, 2026, based on a November 3, 2025 data cutoff, ALLO-316 demonstrated a confirmed overall response rate (ORR) of 25.0% (five of 20 patients; 95% confidence interval, 8.7% to 49.1%) in the Phase 1b cohort and 31.3% (five of 16 patients; 95% confidence interval, 11.0% to 58.7%) in patients with high CD70 expression (TPS ≥50%). Seven of the 20 Phase 1b patients, or 35.0%, achieved a greater than 30% reduction in target-lesion size from baseline. No responses were observed among the four Phase 1b patients with CD70 TPS below 50%. The median duration of response was not estimable (95% confidence interval, 6.9 months to not estimable), and no progression events had occurred among responders after a minimum follow-up of eight months. The median overall survival was 15.2 months in the overall Phase 1b population and was not estimable in the CD70-high subgroup.
We have implemented a diagnostic and treatment algorithm designed to mitigate treatment-associated immune effector cell-associated hemophagocytic lymphohistiocytosis-like syndrome (IEC-HS) while preserving CAR T efficacy. In the Phase 1b safety population, IEC-HS was reported in eight of 22 patients, or 36.4%, including two patients, or 9.1%, with Grade 3 or higher events. No Grade 5 IEC-HS events occurred. Cytokine release syndrome was reported in 68.2% of patients, with no Grade 3 or higher events; immune effector cell-associated neurotoxicity syndrome was reported in 18.2%, with no Grade 3 or higher events; and no graft-versus-host disease occurred. The publication reported that IEC-HS was largely controlled in the final 20 patients enrolled following implementation of diagnostic criteria and the tailored treatment algorithm. No Grade 5 treatment-related adverse events occurred in the Phase 1b cohort.
In July 2025, we held an RMAT meeting with the FDA regarding next steps for the ALLO-316 development program, and we believe we have reached alignment with the FDA on the design of a registration trial for adult patients with advanced or metastatic RCC. We continue to actively explore strategic opportunities, including potential partnerships, to advance this program.
We are developing ALLO-329, a next-generation allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases (AID). Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B cells and CD70+ activated T cells, both of which play a role in AID. ALLO-329 is manufactured using CRISPR gene-editing technology. In 2025, we initiated a Phase 1 rheumatology basket study of ALLO-329 (RESOLUTION trial). The ongoing RESOLUTION trial is a 3+3 dose-escalation study evaluating ALLO-329 across multiple autoimmune diseases, including systemic lupus erythematosus (SLE), including lupus nephritis, idiopathic inflammatory myopathies (IIM), and systemic sclerosis (SSc). On April 7, 2025, we announced that ALLO-329 had received three Fast Track Designations from the FDA for the treatment of adult patients with SLE, IIM, and SSc. The RESOLUTION trial is evaluating ALLO-329 under multiple treatment approaches, including administration following cyclophosphamide-based lymphodepletion, with the option of adding fludarabine permitted under the protocol, and administration in a separate arm without lymphodepletion. We recently activated the optional fludarabine and cyclophosphamide lymphodepletion dose-escalation arm to further assess the role of fludarabine in the autoimmune indications being studied and to accommodate ongoing patient demand for participation in the trial. We provided an enrollment update in May 2026, and enrollment continues to progress. Dose escalation and lymphodepletion optimization are ongoing, and we expect to provide a clinical and translational data update in late 2026.
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
In May 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) under which we expanded the geographic territory for our CD19 license to include the EU and the UK. The Servier Amendment also grants us an option to further expand the licensed territory to include China and Japan upon the objective showing of sufficient resources to develop licensed products in those countries, which could be met through the Company entering into a strategic partnership covering those countries. Additionally, in February 2025, we entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics (which was acquired by Natera in December 2025 and continues to operate as a standalone subsidiary), which expands our collaboration to enable the development of Foresight Diagnostics’ MRD assay in the EU, UK, Canada and Australia in support of our clinical development of cema-cel, and subsequently further expanded the collaboration to include South Korea.
In May 2025, we initiated a workforce reduction of approximately 28% of our employees (Workforce Reduction) in connection with a reduction in manufacturing operations and a reprioritization of resources to focus on our ongoing clinical programs. The Workforce Reduction was substantially completed in the second quarter of 2025, and we incurred $3.2 million in cash-based expenses related to employee severance payments, benefits and related costs in connection with the Workforce Reduction. Following our April 2026 announcement of ALPHA3 interim results and Public Offering, we have increased hiring activities to support our manufacturing, clinical development and BLA-readiness efforts.

On May 28, 2026, we announced a planned leadership change. David Chang, M.D., Ph.D. transitioned from his role as President and Chief Executive Officer effective June 30, 2026 and continues to serve on our Board of Directors as a non-employee director. Zachary Roberts, M.D., Ph.D., previously our Executive Vice President, Research & Development and Chief Medical Officer, was appointed President and Chief Executive Officer and appointed to our Board of Directors, effective July 1, 2026. Dr. Roberts will also continue as Chief Medical Officer on an interim basis.
Since inception, we have had significant operating losses. Our net loss was $42.7 million and $85.3 million for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, we had an accumulated deficit of $2.1 billion. As of June 30, 2026, we had $423.6 million in cash and cash equivalents and investments. We expect our cash runway, including the net proceeds from the April 2026 Public Offering, to fund operations into the first quarter of 2029. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
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
Collaboration and License Agreement with Roche (formerly Notch)

On November 1, 2019, we entered into a Collaboration and License Agreement (the Notch Agreement) with Notch Therapeutics Inc. (Notch), pursuant to which Notch granted us an exclusive, worldwide, royalty-bearing, sublicensable license under certain of Notch’s intellectual property to develop, make, use, sell, import, and otherwise commercialize therapeutic gene-edited T cell and/or natural killer cell products from induced pluripotent stem cells directed at certain CAR targets for initial application in NHL, B-cell precursor acute lymphoblastic leukemia (ALL) and multiple myeloma. In addition, Notch had granted us an option to add certain specified targets to our exclusive license in exchange for an agreed upon per-target option fee.
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
In connection with the Organizational Restructuring, on May 24, 2024, we and Allogene Overland PRC entered into a First Amendment to the License Agreement (the License Amendment) to amend and supplement certain provisions of the License Agreement. Under the License Amendment, we continued to grant Allogene Overland PRC an exclusive license to develop, manufacture, and commercialize the Overland Licensed Products in the JV Territory, with us retaining exclusive rights to the Overland Licensed Products outside the JV Territory, and the royalty obligations to us were amended to a flat mid single-digit royalty on net sales in the JV Territory that are no longer subject to reductions as previously provided. The License Amendment also provided us with additional rights to terminate the License Agreement in its entirety or with respect to the relevant Overland Licensed Product(s) if Allogene Overland PRC fails to initiate manufacturing technology transfer with respect to an Overland Licensed Product as agreed in the License Amendment, or if HBP commits a funding default or a material breach of its representations, warranties, or covenants under the Share Exchange Agreement. The License Amendment also provided that the License Agreement will terminate automatically if our ownership in Allogene Overland falls below 7.5% (other than due to our sale of the shares of Allogene Overland), unless at that time we and Allogene Overland PRC have mutually agreed on the manufacturing technology transfer plan for the Overland Licensed Product(s) and Allogene Overland PRC elects to continue the license for such Overland Licensed Product(s) with increased milestones and royalties. Under the

License Amendment terms such increased milestones and royalties consisted of up to $115 million in milestone payments for each Overland Licensed Product and tiered mid single-digit to low double-digit royalties on net sales in the JV Territory.
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
Strategic Collaboration Agreement with Foresight Diagnostics
On January 3, 2024, we entered into a Strategic Collaboration Agreement (the Foresight Agreement) with Foresight Diagnostics, Inc. (Foresight Diagnostics). In December 2025, Foresight Diagnostics was acquired by Natera and continues to operate as a standalone subsidiary. Pursuant to the Foresight Agreement, the parties have agreed to collaborate on a non-exclusive basis in the development of Foresight Diagnostics’ CLARITYTM MRD assay as an in vitro diagnostic to identify the MRD+ patient population to be enrolled in our ALPHA3 trial of cema-cel for treatment of LBCL. Under the Foresight Agreement, we have agreed to use commercially reasonable efforts to obtain regulatory approval of cema-cel, and Foresight Diagnostics has agreed to use commercially reasonable efforts to obtain regulatory approval of an MRD assay for use as an in vitro diagnostic with cema-cel.
On February 19, 2025, we entered into an Amended and Restated Strategic Collaboration Agreement with Foresight Diagnostics which expands our collaboration to include the development of Foresight Diagnostics’ MRD assay for use with cema-cel as part of a possible EU and/or UK clinical development program, and as part of an expansion of ALPHA3 to Canadian and Australian clinical trial sites in support of our U.S. clinical development program. We subsequently amended the agreement to add a workplan supporting clinical trial readiness activities for the expansion of ALPHA3 into South Korea. In total, we have agreed to fund approximately $37.3 million in MRD assay development costs, milestone payments for U.S., and certain international regulatory submissions and assay utilization costs to process clinical samples.
Components of Results of Operations
Revenues
From inception to June 30, 2026, our revenue has been exclusively generated from the License Agreement with Overland Therapeutics. Refer to Note 6 to our consolidated financial statements appearing in our Annual Report for more information related to the License Agreement.
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

Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three and six months ended June 30, 2026 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year to date relate to costs incurred for the development of our most advanced product candidates and include:
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following sets forth our results of operations for the three months ended June 30, 2026 and 2025 (in thousands, except percentage amounts):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Collaboration revenue - related party	$4,640	$—	$4,640	N/A
Operating expenses:
Research and development	30,721	40,156	(9,435)	(23)%
General and administrative	20,839	14,281	6,558	46%
Impairment of long-lived assets	—	2,382	(2,382)	(100)%
Total operating expenses	51,560	56,819	(5,259)	(9)%
Loss from operations	(46,920)	(56,819)	9,899	(17)%
Other income (expenses), net:
Interest and other income, net	4,647	6,187	(1,540)	(25)%
Interest expense	(343)	(268)	(75)	28%
Other income (expenses), net	(61)	(43)	(18)	42%
Total other income (expenses), net	4,243	5,876	(1,633)	(28)%
Net loss	$(42,677)	$(50,943)	$8,266	(16)%
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change
Personnel	$12,352	$17,621	$(5,269)
Development costs	8,837	11,019	(2,182)
Facilities and depreciation	8,437	9,598	(1,161)
Other	1,095	1,918	(823)
Total research and development expenses	$30,721	$40,156	$(9,435)
Our research and development expenses included $14.8 million of internal expenses and $15.9 million of external expenses for the three months ended June 30, 2026. Of the $15.9 million of external expenses for the three months ended June 30, 2026, $7.0 million was related to our cema-cel program. Our research and development expenses included $20.4 million of internal expenses and $19.7 million of external expenses for the three months ended June 30, 2025. Of the $19.7 million of external expenses for the three months ended June 30, 2025, $6.9 million was related to our cema-cel program.
Research and development expenses were $30.7 million and $40.2 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $9.4 million was driven primarily by a decrease in development costs of $2.2 million related to the advancement of our product candidates due to the timing of development activities and manufacturing runs, personnel related costs of $5.3 million, including a decrease of $3.1 million in severance expense related to the Workforce Reduction, facilities and depreciation costs of $1.2 million, and other expenses primarily related to outside services.
General and Administrative Expenses
General and administrative expenses were $20.8 million and $14.3 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $6.6 million was primarily due to an increase in personnel related costs of $5.8 million, attributable to leadership transition costs related to stock compensation expense of $6.1 million and severance costs of $1.6 million, partially offset by other personnel decrease of stock compensation expense of $1.9 million, and an increase in other expenses of $0.8 million primarily related to outside services.
Impairment of Long-Lived Asset
During the three months ended June 30, 2025, we recorded a long-lived asset impairment charge of $1.0 million related to subleasing one of our leased buildings in South San Francisco. In addition, during three months ended June 30, 2025, we recorded equipment impairment of $1.3 million in conjunction with the Workforce Reduction.
Interest and Other Income, Net
Interest and other income, net was $4.6 million and $6.2 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $1.5 million was due to lower net gain on foreign exchange translation, partially offset by higher interest income earned on our cash, cash equivalents and investments.
Interest Expense
Interest expense was related to the CIRM award proceeds received for the three months ended June 30, 2026 and 2025.
Other Income (Expenses), Net
For the three months ended June 30, 2026 and 2025, we recorded other expenses of $0.1 million and less than $0.1 million, respectively.
Comparison of the Six Months Ended June 30, 2026 and 2025
The following sets forth our results of operations for the six months ended June 30, 2026 and 2025 (in thousands, except percentage amounts):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Collaboration revenue - related party	$4,640	$—	$4,640	N/A
Operating expenses:
Research and development	62,724	90,356	(27,632)	(31)%
General and administrative	34,928	29,272	5,656	19%
Impairment of long-lived assets	—	2,382	(2,382)	(100)%
Total operating expenses	97,652	122,010	(24,358)	(20)%
Loss from operations	(93,012)	(122,010)	28,998	(24)%
Other income (expenses), net:
Interest and other income, net	8,220	11,703	(3,483)	(30)%
Interest expense	(643)	(418)	(225)	54%
Other income (expenses), net	151	49	102	208%
Total other income (expenses), net	7,728	11,334	(3,606)	(32)%
Net loss	$(85,284)	$(110,676)	$25,392	(23)%
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
Personnel	$26,371	$39,179	$(12,808)
Development costs	17,776	28,025	(10,249)
Facilities and depreciation	16,157	19,258	(3,101)
Other	2,420	3,894	(1,474)
Total research and development expenses	$62,724	$90,356	$(27,632)
Our research and development expenses included $31.3 million of internal expenses and $31.5 million of external expenses for the six months ended June 30, 2026. Of the $31.5 million of external expenses for the six months ended June 30, 2026, $14.6 million was related to our cema-cel program. Our research and development expenses included $44.6 million of internal expenses and $45.8 million of external expenses for the six months ended June 30, 2025. Of the $45.8 million of external expenses for the six months ended June 30, 2025, $13.1 million was related to our cema-cel program.
Research and development expenses were $62.7 million and $90.4 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $27.6 million was driven primarily by a decrease in development costs of $10.2 million related to the advancement of our product candidates due to the timing of development activities and manufacturing runs, a decrease in personnel related costs of $12.8 million, including decreases of $7.2 million in salaries and benefits, $3.1 million in severance expense related to the Workforce Reduction, and stock-based compensation expense of $2.5 million, facilities and depreciation costs of $3.1 million and other expenses of $1.5 million related to outside services.
General and Administrative Expenses
General and administrative expenses were $34.9 million and $29.3 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $5.7 million was primarily due to an increase in personnel related costs of $4.0 million, attributable to leadership transition costs related to stock compensation expense of $6.1 million and severance costs $1.6 million, partially offset by other personnel decrease of stock compensation expense of $3.7 million, and an increase in other expenses of $1.7 million related to corporate communications, outside services and facilities.
Impairment of Long-Lived Asset
During the six months ended June 30, 2025, we recorded a long-lived asset impairment charge of $1.0 million related to subleasing one of our leased buildings in South San Francisco. In addition, during six months ended June 30, 2025, we recorded equipment impairment of $1.3 million in conjunction with the Workforce Reduction.
Interest and Other Income, Net
Interest and other income, net was $8.2 million and $11.7 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $3.5 million was due to lower net gain on foreign exchange translation and interest earned on our cash, cash equivalents and investments.
Interest Expense
Interest expense was related to the CIRM award proceeds received for the six months ended June 30, 2026 and 2025.
Other Income (Expenses), Net
For the six months ended June 30, 2026 and 2025, we recorded other income of $0.2 million and less than $0.1 million, respectively.
Liquidity and Capital Resources
To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2026, we had $423.6 million in cash, cash equivalents and investments. We believe that the aggregate of our current cash, cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Quarterly Report is filed with the SEC.

Our operations have been financed primarily through equity financings and license arrangements. During the six months ended June 30, 2026, we sold an aggregate of 12,476,533 shares of common stock in ATM offerings resulting in net proceeds of $20.7 million. Although the sales agreement does not specify an aggregate dollar limit on sales, sales under the agreement may be made only pursuant to an effective registration statement and an applicable prospectus supplement. On June 22, 2026, we filed a prospectus supplement under our effective shelf registration statement relating to the offer and sale of shares of our common stock having an aggregate offering price of up to $135.0 million pursuant to the sales agreement. We did not sell any shares under the June 2026 prospectus supplement through June 30, 2026. As of June 30, 2026, shares of our common stock having an aggregate offering price of up to $135.0 million remained available for sale under the June 2026 prospectus supplement, subject to market conditions, the terms and conditions of the sales agreement and applicable law.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(44,909)	$(91,959)
Investing activities	(177,147)	50,011
Financing activities	208,994	19,062
Net increase (decrease) in cash and cash equivalents and restricted cash	$(13,062)	$(22,886)
Operating Activities
During the six months ended June 30, 2026, cash used in operating activities of $44.9 million was attributable to a net loss of $85.3 million, partially offset by non-cash charges of $21.5 million and an increase of $18.8 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation expense of $20.7 million, depreciation of $5.5 million and non-cash rent expense of $2.1 million, partially offset by non-cash collaboration revenue - related party of $4.6 million and net amortization and accretion on investment securities of $2.2 million. The change in operating assets and liabilities was primarily due to a decrease in deposit in escrow of $23.5 million, an increase in accounts payable of $1.7 million, an increase in other long-term liabilities of $0.7 million and a decrease in prepaid expense and other current assets of $0.1 million, partially offset by a decrease in operating lease liabilities of $4.2 million and a decrease in accrued and other current liabilities of $2.8 million.
During the six months ended June 30, 2025, cash used in operating activities of $92.0 million was attributable to a net loss of $110.7 million and a decrease of $10.5 million in our net operating assets and liabilities, partially offset by non-cash charges of $29.2 million. The non-cash charges consisted primarily of stock-based compensation expense of $20.9 million, depreciation of $6.2 million, impairment of long-lived assets of $2.4 million and non-cash rent expense of $2.3 million, partially offset by net amortization and accretion on investment securities of $2.5 million. The change in operating assets and liabilities was primarily due to a decrease in operating lease liabilities of $3.8 million, a decrease in accrued and other current liabilities of $3.5 million, an increase in deposit in escrow of $2.7 million and an increase in other long-term assets of $1.5 million, partially offset by a decrease in prepaid expense and other current assets of $1.2 million.
Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities of $177.1 million was related to cash used in the purchase of investments of $285.4 million, partially offset by cash provided by investment maturities of $108.4 million.

During the six months ended June 30, 2025, net cash provided by investing activities of $50.0 million was related to cash provided by investment maturities of $110.3 million, partially offset by cash used in the purchase of investments of $60.1 million.
Financing Activities
During the six months ended June 30, 2026, cash provided by financing activities of $209.0 million was related to cash net proceeds of $187.9 million from the issuance of common stock through our April 2026 registered offering, net proceeds from the issuance of common stock through ATM transactions of $20.7 million and the sale of common stock through our employee stock purchase plan of $0.5 million.
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
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Foresight. Under these agreements we are required to make milestone payments upon successful completion of certain development, regulatory and/or sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and/or commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of June 30, 2026, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our consolidated financial statements included in our Annual Report.
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
Interest Rate Risk
Our cash and cash equivalents and investments of $423.6 million as of June 30, 2026 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on June 30, 2026 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target basis to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed financial statements. As of June 30, 2026, we had less than $0.1 million current liabilities denominated in foreign currency.

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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•No CAR T therapy has been approved as part of a first-line consolidation strategy for the treatment of large B-cell lymphoma (LBCL) patients, which presents significant regulatory, commercial, and operational risks, and there is no assurance of success in this unproven setting.
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
Risks Related to Our Financial Position and Capital Needs
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, securing related intellectual property rights, building our product manufacturing infrastructure, including a dedicated good manufacturing practices (GMP) manufacturing facility, manufacturing our clinical product candidates and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2025, we reported a net loss of $190.9 million. For the six months ended June 30, 2026, we reported a net loss of $85.3 million. As of June 30, 2026, we had an accumulated deficit of $2.1 billion.
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
As of June 30, 2026, we had $423.6 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.
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
We are also advancing product candidates against unexplored targets and with new technology. For example, ALLO-316 targets CD70, and ALLO-329 targets CD19 and CD70. As a dual-targeting CAR T product candidate, ALLO-329 may demonstrate limited ability to target and eliminate cells, including both B and T lymphocytes, that express one or both targets. Additionally, there may be unexpected toxicity, such as severe or prolonged immunosuppression or hyperinflammation, arising from targeting both CD19 and CD70 simultaneously. Since CD70 is found on activated T and other immune cells, ALLO-316 and ALLO-329 may also cause fratricide resulting in the loss of ALLO-316 or ALLO-329 cells, either during the manufacturing process or after the cells are administered to patients, or may deplete host T or other immune cells.
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
As we work toward expanding ALPHA3 into additional jurisdictions, including the European Union, we may face additional regulatory, operational, site activation, privacy, data transfer, vendor coordination, import/export, pharmacovigilance and clinical-trial execution requirements. Any delays, additional data requests, country-specific requirements or other issues encountered in connection with these activities could delay site activation, patient screening or enrollment, and could increase costs or adversely affect the timing or conduct of ALPHA3.

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
Delays in the regulatory approval or commercial availability of the CLARITY assay, or limitations on coverage or reimbursement for the assay, could adversely affect the development and commercialization of cema-cel.*
In certain foreign jurisdictions, such as the European Union (EU), we anticipate that the CLARITYTM assay will be regulated as an in vitro diagnostic medical device. The timeline for this approval of CLARITY in jurisdictions outside the U.S. may be protracted due to the evolving regulatory landscape for medical devices, particularly in the EU, the complexity of demonstrating clinical utility for novel MRD assays, and potential resourcing constraints, such as within EU regulatory bodies.
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
Additionally, if the CLARITY assay or another MRD assay is required to identify patients eligible for cema-cel, the commercial success of cema-cel will depend in part on the assay’s commercial availability and on coverage and adequate reimbursement for the assay. Third-party payors may decline to cover the assay, provide inadequate reimbursement, impose prior authorization requirements or restrictions on testing frequency, site of service or other utilization parameters, or require patients to bear significant out-of-pocket costs. Any such limitations could reduce MRD testing, delay or prevent the identification of eligible patients, limit physician and patient adoption of the testing-and-treatment pathway, and materially reduce demand for and sales of cema-cel, if approved. Since we do not control the approval or commercialization strategy of the assay, our ability to influence its availability, pricing, coverage, reimbursement and regulatory compliance will be limited.

Following Foresight’s acquisition by Natera, we may have even less influence over decisions regarding CLARITY’s development, regulatory strategy, commercialization, pricing, or reimbursement approach. If Foresight encounters regulatory setbacks or is unable to secure timely approval, or if adequate coverage and reimbursement for the assay are not available, our ability to commercialize cema-cel may be adversely affected.
If the approval of the CLARITY assay in any country or region is delayed, denied, or subject to additional regulatory requirements, or if coverage or adequate reimbursement for the assay is not available, our cema-cel clinical development timeline, regulatory approval prospects, and potential commercial success in such country or region could be materially impacted, which could adversely affect our business, financial condition, and future growth.
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
We operate CF1, our manufacturing facility located in Newark, California, that is designed to support our clinical trials and potential commercial production and worldwide distribution of allogeneic CAR T cell products for blood cancers, solid tumors and autoimmune diseases. Introducing any product manufactured at our manufacturing facility into an ongoing clinical trial would be subject to FDA review, and may result in increased costs and delays in conducting such trial, submitting a biologics license application (BLA) or marketing authorization application (MAA) and/or gaining FDA or other comparable foreign regulatory authority approval. Similar conditions may apply if we make process changes to our product candidates. In addition, any process or raw material change could introduce unacceptable product variability and impact our ability to manufacture on a consistent and reproducible basis. Ultimately, any failure or delays in manufacturing and qualification of our product candidates at our CDMO or at our own manufacturing facility could delay our clinical trials.
We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our product candidates, and the actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates. The commercial dose and treatment regimen may affect our ability to scale and will affect our cost per dose. For instance, because certain product candidates may require a higher dose than cema-cel, it is possible that it may be more difficult to scale production of such product candidates to meet demand. As a result, we may never be able to develop a commercially viable product. Our manufacturing facility will also require FDA approval, and possibly similar approval from comparable foreign regulatory authorities before it can be used for commercial production, which we may never obtain. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA, EMA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with current good manufacturing practices (cGMP), and other government regulations.
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
Reduced manufacturing operations may limit our ability to timely support our development programs.*
In May 2025, we implemented a targeted reduction in manufacturing activities and reduced certain manufacturing-related functions to focus our resources on critical clinical programs (Workforce Reduction). We believe we currently hold sufficient inventory of cema-cel and ALLO-329 to meet our near-term clinical needs, including completing our current ALPHA3 and RESOLUTION trials. Additionally, while we have completed enrollment and dosing in our TRAVERSE trial, we cannot be certain that our existing ALLO-316 inventory would be sufficient to complete any future ALLO-316 clinical studies. Although we increased hiring in the second quarter of 2026 to support manufacturing operations, clinical development and BLA readiness, the prior operational scale-down continues to present several risks that could adversely affect our business in both the near and long term, and we cannot be certain that these hiring efforts will sufficiently mitigate those risks.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, including our Executive Chair, our President and Chief Executive Officer and interim CMO, our Senior Vice President and Chief Technical Officer, our Chief Financial Officer, and our General Counsel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
Additionally, foreign acquisitions and joint ventures are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries. For instance, our joint venture with HBP faced challenges relating to the regulatory and competitive environment in China for allogeneic CAR T products, as well as challenges within the capital markets for financing allogeneic CAR T development.
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
Interim MRD data may not predict clinical benefit and there is uncertainty regarding whether the use of FC without ALLO-647 will achieve sufficient lymphodepletion to support the efficacy of our allogeneic CAR T product candidate in the ALPHA3 trial.*
Our ALPHA3 clinical trial is now proceeding with two arms: (1) cema-cel with a lymphodepletion regimen consisting of fludarabine and cyclophosphamide (FC) without ALLO-647, and (2) the control arm, which is observation. In April 2026, we reported interim futility analysis results from the first 24 patients randomized to the two ongoing arms. The results showed higher MRD negativity and greater median ctDNA reduction at Day 45 post-randomization in the cema-cel arm compared with observation. However, this preliminary data set is limited, is derived from a small patient cohort, and does not include unblinded EFS, progression-free survival or overall survival data. MRD conversion or clearance is not an accepted surrogate endpoint by regulatory agencies for LBCL and may not correlate with clinical outcomes or regulatory approvability, and there remains a risk that the FC lymphodepletion regimen alone may not sufficiently suppress the patient’s immune system to allow adequate expansion, persistence, and efficacy of the CAR T cells, across the broader ALPHA3 population. Moreover, while we believe our interim MRD and safety results are encouraging, they are based on a limited number of patients and may not be predictive of future results or demonstrate that ALPHA3 will meet its primary endpoint. In addition, we may remain blinded to some or all results from the planned interim EFS analysis, and the timing and scope of any public disclosure regarding that analysis will depend on FDA feedback, DSMB recommendations and considerations relating to preserving the integrity of the ongoing trial. Even if the interim EFS analysis meets a prespecified efficacy boundary or otherwise yields statistically significant results, the FDA may determine that the results are insufficient to support a BLA submission or approval and may require us to continue ALPHA3 through the primary EFS analysis, obtain longer-term follow-up or provide additional data.
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
To secure our own readily available source of anti-CD52 antibody, we were previously developing our own monoclonal anti-CD52 antibody, ALLO-647, which we used in certain of our clinical trials. ALLO-647 may cause SAEs that alemtuzumab may cause, including fatal adverse events, infusion related reactions, immune thrombocytopenia, glomerular nephropathies, thyroid disorders, autoimmune cytopenias, autoimmune hepatitis, hemophagocytic lymphohistiocytosis, acquired hemophilia, infections, stroke, and progressive multifocal leukoencephalopathy. For example, a patient death occurred in the discontinued FCA arm of our ALPHA3 trial. This Grade 5 SAE, which occurred on Day 54 post-infusion, involved fulminant hepatic failure caused by disseminated adenovirus infection, potentially worsened by acetaminophen toxicity. The depth of immunosuppression likely associated with ALLO-647 is believed to have increased susceptibility to this viral infection. In addition, we may explore various dosing strategies for lymphodepletion in our clinical trials, such as including varying doses of the chemotherapy agents and/or other agents or eliminating one or more of the agents, which may alter the risk of SAEs or have other undesirable outcomes such as a reduction of the efficacy of treatment. Additionally, our experimental lymphodepletion regimens may show different safety profiles when paired with different allogeneic CAR T product candidates such that regimens deemed safe with one CAR T product candidate may be determined to be associated with unacceptable toxicity when combined with another CAR T candidate or with the same candidate in a different patient population. If observed, these differences may require additional clinical exploration and may cause delays in the execution or termination of development campaigns. Refer to the section entitled "Business—Product Pipeline and Development Strategy" included in our Annual Report for information on safety events.
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
In addition, vendors face challenges in obtaining donor material. While we have donor material on hand, if our vendors are unable to secure donor material, we may no longer have sufficient donor material to manufacture our product candidates. For example, our supplier of viral vectors used in the manufacturing of ALLO-329 completed the divestiture of its viral vector/CDMO business to a private equity group in the second quarter of 2026. Although the supplier has represented that the transition in ownership is not expected to disrupt orders in process, personnel supporting our projects, or existing capabilities, there can be no assurance that the divestiture and related transition activities will not result in delays, changes to operating processes, quality systems, capacity allocation, regulatory compliance support, pricing, or prioritization of customer orders.
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
In addition, our supplier of viral vectors used in the manufacturing of ALLO-329 completed the divestiture of its viral vector/CDMO business to a private equity group in the second quarter of 2026. The supplier has represented that the transition in ownership is not expected to disrupt orders in process, project teams supporting our programs, or existing capabilities, and to date we have not experienced any such impacts, there can be no assurance that the divestiture and related transition activities will not result in delays, changes to operating processes, quality systems, capacity allocation, regulatory compliance support, pricing, or prioritization of customer orders. Any disruption or delay in the supply of viral vectors for ALLO-329 or other key raw materials, including as a result of changes in ownership or integration efforts by the new owners, could delay manufacturing, clinical development activities, and, if applicable, preparation of CMC information for regulatory submissions.
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
The FDA or comparable foreign regulatory authorities may disagree with our regulatory plan and we may fail to obtain regulatory approval of our CAR T cell product candidates.*
The general approach for FDA or comparable foreign regulatory authorities approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect ongoing FDA, EMA, or comparable foreign regulatory authorities feedback on our trials, some of which may lead to changes in the trials, which could cause future delays to our trials, or impact the timing or nature of planned data analyses or the timing, scope or nature of any public disclosure regarding such analyses. We currently anticipate that a planned interim EFS analysis for ALPHA3 will occur in mid-2027. The analysis is expected to be conducted under the oversight of an independent Data and Safety Monitoring Board (DSMB), and we may remain blinded to some or all treatment-arm-specific results. The information provided to us by the DSMB may be limited to a recommendation concerning continuation of the trial and may not include treatment-arm-specific results. The FDA may advise or request, or the DSMB may recommend, that we not receive or unblind comparative interim EFS data or that any public disclosure be limited or delayed while the trial continues. If unblinded interim comparative results are disclosed while the trial is ongoing, enrollment, treatment decisions or other aspects of trial conduct could be affected, potentially introducing bias or impairing the interpretability or regulatory acceptability of the final results. Accordingly, we may not announce treatment-arm-specific interim EFS results in mid-2027, and any public update may be limited.
In addition, even if we believe the results are sufficiently compelling, such as for the ALPHA3 trial, including if the planned interim EFS analysis meets a prespecified efficacy boundary or otherwise yields statistically significant results, the

FDA, EMA, or comparable foreign regulatory authorities could ultimately require longer-term follow-up results, additional data from our clinical trials, completion of the primary EFS analysis or additional trials that could delay or prevent our first BLA or MAA submission. Any such requirement could delay a BLA submission or potential approval until after the primary EFS analysis. The FDA, EMA, or comparable foreign regulatory authorities may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA, EMA, or comparable foreign regulatory authorities may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.
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
•the FDA, EMA, or comparable foreign regulatory authorities will review extensive CMC data, our manufacturing process and inspect the relevant commercial manufacturing facilities and may not approve our manufacturing process or facilities;
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
If the FDA, or a comparable foreign regulatory authority, requires approval (or certification or clearance) of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains marketing approval, we and/or third-party collaborators may encounter difficulties in developing and obtaining approval (or clearance, or certification) for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval (or clearance, or certification) of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. We, or our collaborators, may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or obtaining coverage and adequate reimbursement from third-party payors, all of which may prevent us from completing our clinical trials or commercializing our product candidates, if approved, on a timely or profitable basis, if at all. Even if the related therapeutic product receives coverage and reimbursement, lack of coverage or adequate reimbursement for a required companion diagnostic could reduce testing, limit the identification of eligible patients and materially reduce demand for and sales of the related product candidate, if approved.
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
Regenerative Medicine Advanced Therapy designation and fast track designation may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.*
We have received Regenerative Medicine Advanced Therapy (RMAT) designation for cema-cel, ALLO-316, and ALLO-715 and fast track designation for cema-cel, ALLO-316 and ALLO-329. There is no assurance that we will be able to obtain RMAT designation or fast track designation for any of our additional product candidates. RMAT designation and fast track designation do not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation and fast track designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.
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
The use of engineered T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. We expect physicians in the large bone marrow transplant centers and community cancer centers to be particularly important to the market acceptance of our products and we may not be able to educate them on the benefits of using our product candidates for many reasons. For example, certain of the product candidates that we will be developing target a cell surface marker that may be present on cancer cells as well as non-cancerous cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:
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
Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates, if approved, profitably.*
Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates.
Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Obtaining coverage and adequate reimbursement from third-party payors is critical to new product acceptance. For any product candidate whose use depends on a companion diagnostic or other required test, commercial adoption will also depend on coverage and adequate reimbursement for that diagnostic or test. Coverage of the therapeutic product alone may be insufficient if patients or providers cannot obtain or afford the required testing.
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
Confidentiality agreements with employees and third parties, including any strategic partners, may not prevent unauthorized disclosure or use of trade secrets and other proprietary information.*
In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. Although we require all of our employees to assign their inventions to us, and require all of our employees and key consultants who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or inappropriately used, or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. For example, we have transferred technology to Overland Therapeutics or its affiliates in certain developing countries, and we cannot be certain that we or Overland Therapeutics or any of its affiliates will be able to protect or enforce any proprietary rights in these countries. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.
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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2026, Deborah Messemer, a member of the Company’s Board of Directors, adopted a written trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading arrangement provides for the sale of up to 47,700 shares of the Company’s common stock to be acquired upon the vesting of restricted stock units, representing 50% of the gross number of shares scheduled to vest on December 18, 2026 and June 18, 2027, with sales to occur at market prices during the applicable sale periods specified in the trading arrangement. The trading arrangement is scheduled to terminate on June 30, 2027, or earlier upon the completion of all sales under the trading arrangement or upon the occurrence of certain other termination events specified in the trading arrangement. No other director or officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2026.
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

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38693), filed with the SEC on June 22, 2026).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38693), filed with the SEC on October 15, 2018).

4.1	Reference is made to Exhibits 3.1 and 3.4.

4.2
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-227333), filed with the SEC on October 2, 2018).

10.1	Termination Agreement, dated May 12, 2026, by and between the Registrant, Overland Therapeutics (SH) Co. Ltd. and Overland Therapeutics Inc.

10.2	Second Amended and Restated Shareholders’ Agreement, dated May 12, 2026, by and between the Registrant, Overland Therapeutics Inc. and HH BioPharma Holdings Ltd.

10.3+
Consulting Agreement, effective as of August 9, 2018, by and between the Registrant and Bellco Capital LLC, as amended. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38693), filed with the SEC on May 13, 2026).

10.4+	Employment Agreement, dated May 28, 2026, by and between the Registrant and Zachary Roberts, M.D., Ph.D.

10.5	First Amendment to the Amended and Restated Strategic Collaboration Agreement, effective as of August 5, 2025, by and between the Registrant and Foresight Diagnostics, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date: August 12, 2026	By:	/s/ Zachary Roberts
Zachary Roberts, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Geoffrey Parker
Geoffrey Parker
Chief Financial Officer (Principal Financial Officer)