Form 10-Q
period 2026-09-30
Allogene Therapeutics, Inc.
filed 2026-11-06
CIK 1737287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 3, 2026, the registrant had 346,467,307 shares of common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ALLOGENE THERAPEUTICS, INC.
Condensed Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$29,270	$51,688
Short-term investments	263,688	198,522
Prepaid expenses and other current assets	6,868	7,539
Total current assets	299,826	257,749
Long-term investments	95,915	8,043
Operating lease right-of-use asset	36,642	39,888
Property and equipment, net	64,821	72,839
Deposit placed in escrow	—	23,479
Restricted cash	10,292	10,292
Other long-term assets	3,824	3,615
Total assets	$511,320	$415,905
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,775	$4,270
Accrued and other current liabilities	29,723	28,244
Total current liabilities	38,498	32,514
Lease liability, noncurrent	68,039	75,045
Other long-term liabilities	12,231	15,804
Total liabilities	118,768	123,363
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares were issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value: 800,000,000 and 400,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 346,279,825 and 229,413,523 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	346	229
Additional paid-in capital	2,540,011	2,302,753
Accumulated deficit	(2,146,362)	(2,010,709)
Accumulated other comprehensive income (loss)	(1,443)	269
Total stockholders’ equity	392,552	292,542
Total liabilities and stockholders’ equity	$511,320	$415,905
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue - related party	$—	$—	$4,640	$—
Operating expenses:
Research and development	41,934	31,164	104,658	121,520
General and administrative	12,859	13,737	47,787	43,009
Impairment of long-lived assets	—	—	—	2,382
Total operating expenses	54,793	44,901	152,445	166,911
Loss from operations	(54,793)	(44,901)	(147,805)	(166,911)
Other income (expenses), net:
Interest and other income, net	4,879	3,926	13,099	15,629
Interest expense	(379)	(344)	(1,022)	(762)
Other income (expenses), net	(76)	(81)	75	(32)
Total other income (expenses), net	4,424	3,501	12,152	14,835
Net loss	(50,369)	(41,400)	(135,653)	(152,076)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(925)	280	(1,712)	324
Net comprehensive loss	$(51,294)	$(41,120)	$(137,365)	$(151,752)
Net loss per share, basic and diluted	$(0.15)	$(0.19)	$(0.44)	$(0.70)
Weighted-average number of shares used in computing net loss per share, basic and diluted	346,092,814	222,038,680	305,492,175	218,800,085
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2025	229,413,523	$229	$2,302,753	$(2,010,709)	$269	$292,542
Issuance of common stock upon exercise of stock options and vesting of RSUs	2,476,547	2	2	—	—	4
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.3 million	12,476,533	13	20,655	—	—	20,668
Stock-based compensation	—		8,270	—	—	8,270
Employee stock purchase plan	449,810	1	449	—	—	450
Net loss	—	—	—	(42,607)	—	(42,607)
Net unrealized loss on available-for-sale investments	—	—	—	—	(452)	(452)
Balance - March 31, 2026	244,816,413	245	2,332,129	(2,053,316)	(183)	278,875
Issuance of common stock upon vesting of RSUs	329,014	—	—	—	—	—
Issuance of common stock from public offering, net of commissions and offering costs of $12.5 million	100,200,000	100	187,772	—	—	187,872
Stock-based compensation	—	—	12,440	—	—	12,440
Net loss	—	—	—	(42,677)	—	(42,677)
Net unrealized loss on available-for-sale investments	—	—	—	—	(335)	(335)
Balance - June 30, 2026	345,345,427	345	2,532,341	(2,095,993)	(518)	436,175
Issuance of common stock upon vesting of RSUs	329,659	—	—	—	—	—
Stock-based compensation	—	—	7,025	—	—	7,025
Employee stock purchase plan	604,739	1	645	—	—	646
Net loss	—	—	—	(50,369)	—	(50,369)
Net unrealized loss on available-for-sale investments	—	—	—	—	(925)	(925)
Balance - September 30, 2026	346,279,825	$346	$2,540,011	$(2,146,362)	$(1,443)	$392,552

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2024	212,210,597	$212	$2,241,879	$(1,819,823)	$(89)	$422,179
Issuance of common stock upon vesting of RSUs	2,158,522	2	(2)	—	—	—
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.2 million	3,842,282	4	9,998	—	—	10,002
Stock-based compensation	—	—	12,175	—	—	12,175
Employee stock purchase plan	386,861	1	637	—	—	638
Net loss	—	—	—	(59,733)	—	(59,733)
Net unrealized gain on available-for-sale investments	—	—	—	—	132	132
Balance - March 31, 2025	218,598,262	219	2,264,687	(1,879,556)	43	385,393
Issuance of common stock upon vesting of RSUs	398,743	—	—	—	—	—
Issuance of common stock from ATM offering, net of commissions and offering costs of $0.02 million	1,136,871	1	1,513			1,514
Stock-based compensation	—	—	8,685	—	—	8,685
Net loss	—	—	—	(50,943)	—	(50,943)
Net unrealized loss on available-for-sale investments	—	—	—	—	(88)	(88)
Balance - June 30, 2025	220,133,876	220	2,274,885	(1,930,499)	(45)	344,561
Issuance of common stock upon exercise of stock options and vesting of RSUs	269,915	—	—	—	—	—
Issuance of common stock from ATM offering	2,497,894	3	2,976	—	—	2,979
Stock-based compensation			8,652	—	—	8,652
Employee stock purchase plan	261,987	—	257	—	—	257
Net loss	—	—	—	(41,400)	—	(41,400)
Net unrealized gain on available-for-sale investments	—	—	—	—	280	280
Balance - September 30, 2025	223,163,672	$223	$2,286,770	$(1,971,899)	$235	$315,329

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(135,653)	$(152,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	27,735	29,512
Depreciation and amortization	8,100	9,302
Net amortization/accretion on investment securities	(3,903)	(3,400)
Impairment of long-lived assets	—	2,382
Non-cash rent expense	3,246	3,308
Non-cash collaboration revenue - related party	(4,640)	—
Changes in operating assets and liabilities:
Deposit placed in escrow	23,479	(2,699)
Prepaid expenses and other current assets	671	2,252
Other long-term assets	(214)	(1,188)
Accounts payable	4,505	(1,830)
Accrued and other current liabilities	898	(2,402)
Operating lease liabilities	(6,318)	(5,614)
Other long-term liabilities	1,067	806
Net cash used in operating activities	(81,027)	(121,647)
Cash flows from investing activities:
Purchases of property and equipment	(184)	(386)
Proceeds from maturities of investments	180,627	172,212
Purchase of investments	(331,474)	(109,880)
Net cash provided by (used in) investing activities	(151,031)	61,946
Cash flows from financing activities:
Proceeds from issuance of common stock from ATM offering, net of commissions and issuance costs	20,668	14,495
Proceeds from issuance of common stock from public offering, net of commissions and issuance costs	187,872	—
Proceeds from CIRM award (Note 5)	—	6,908
Proceeds from issuance of common stock upon exercise of stock options	4	—
Proceeds from issuance of common stock under the employee stock purchase plan	1,096	895
Net cash provided by financing activities	209,640	22,298
Net change in cash and cash equivalents and restricted cash	(22,418)	(37,403)
Cash and cash equivalents and restricted cash — beginning of period	61,980	85,510
Cash and cash equivalents and restricted cash — end of period	$39,562	$48,107
Non-cash operating activities:
Property and equipment purchases in accounts payable and accrued liabilities	$—	$107
Supplemental disclosure:
Cash paid for amounts included in the measurement of lease liabilities	$(9,822)	$(9,685)
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALLOGENE THERAPEUTICS, INC.
Notes to Condensed Financial Statements
1.          Description of Business
Allogene Therapeutics, Inc. (the Company or Allogene) was incorporated on November 30, 2017 in the State of Delaware and is headquartered in South San Francisco, California. Allogene is a clinical stage biotechnology company pioneering the development of genetically engineered allogeneic T cell product candidates for the treatment of cancer and autoimmune diseases. The Company is developing a pipeline of off-the-shelf T cell product candidates that are designed to target and kill cancer cells in patients or eliminate pathogenic autoreactive cells in patients with autoimmune disorders. The Company’s engineered T cells are allogeneic, meaning they are derived from healthy donors for intended use in any patient, rather than from an individual patient for that patient’s use, as in the case of autologous T cells. The Company believes this key difference will enable it to deliver readily available treatments faster, more reliably, at greater scale, and to more patients.
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
On June 22, 2026, the Company filed a prospectus supplement under its effective shelf registration statement relating to the offer and sale of shares of its common stock having an aggregate offering price of up to $135.0 million pursuant to the sales agreement. During the nine months ended September 30, 2026, the Company sold an aggregate of 12,476,533 shares of common stock in ATM offerings resulting in net proceeds of $20.7 million. No shares were sold pursuant to the June 2026 prospectus supplement through September 30, 2026. As of September 30, 2026, shares of common stock having an aggregate offering price of up to $135.0 million remained available for sale under the June 2026 prospectus supplement, subject to market conditions, the terms and conditions of the sales agreement and applicable law.
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
The Company had cash, cash equivalents and investments of $388.9 million as of September 30, 2026. Since inception through September 30, 2026, the Company has incurred cumulative net losses of $2,146.4 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
The Company may raise additional capital through the issuance of equity securities, debt financings, collaborations or other sources to further implement its business plan. If additional financing is not available at adequate levels, the Company may need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company expects that its cash, cash equivalents and investments as of September 30, 2026 will be sufficient to fund its operations for at least the next 12 months from the date the accompanying unaudited condensed financial statements are filed with the SEC.
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
The condensed balance sheet as of September 30, 2026, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the condensed statements of stockholders’ equity as of September 30, 2026 and 2025, the condensed statements of cash flows for the nine months ended September 30, 2026 and 2025, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2026 (Annual Report).
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2026, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.
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
There were no Level 3 assets or liabilities as of September 30, 2026 and as of December 31, 2025.
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2026 and as of December 31, 2025 are presented in the following tables:

	September 30, 2026
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$25,520	$—	$—	$25,520
Commercial paper	—	122,238	—	122,238
Corporate bonds	—	62,906	—	62,906
U.S. treasury securities	146,788	—	—	146,788
U.S. agency securities	—	27,671	—	27,671
Total financial assets	$172,308	$212,815	$—	$385,123

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$48,576	$—	$—	$48,576
Commercial paper	—	42,704	—	42,704
Corporate bonds	—	53,705	—	53,705
U.S. treasury securities	76,157	—	—	76,157
U.S. agency securities	—	33,999	—	33,999
Total financial assets	$124,733	$130,408	$—	$255,141
(1)Included within cash and cash equivalents on the Company’s condensed balance sheets.
4.         Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of September 30, 2026 and as of December 31, 2025 are presented in the following tables:

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$25,520	$—	$—	$25,520
Commercial paper	122,524	—	(286)	122,238
Corporate bonds	63,129	—	(223)	62,906
U.S. treasury securities	147,561	—	(773)	146,788
U.S. agency securities	27,832	—	(161)	27,671
Total cash equivalents and investments	$386,566	$—	$(1,443)	$385,123

Classified as:
Cash equivalents				$25,520
Short-term investments				263,688
Long-term investments				95,915
Total cash equivalents and investments				$385,123

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market funds	$48,576	$—	$—	$48,576
Commercial paper	42,696	18	(10)	42,704
Corporate bonds	53,636	69	—	53,705
U.S. treasury securities	75,990	167	—	76,157
U.S. agency securities	33,974	25	—	33,999
Total cash equivalents and investments	$254,872	$279	$(10)	$255,141

Classified as:
Cash equivalents				$48,576
Short-term investments				198,522
Long-term investments				8,043
Total cash equivalents and investments				$255,141
As of September 30, 2026, the amortized cost and fair value of cash equivalents and available-for-sale securities with remaining contractual maturities of less than 1 year were $289.9 million and $289.2 million, respectively, and the amortized cost and fair value of cash equivalents and for available-for-sale securities with remaining contractual maturities with maturities of 1 to 2 years were $96.7 million and $95.9 million, respectively.
There were no significant realized losses on available-for-sale securities for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. As of September 30, 2026 and December 31, 2025, there were no securities in a continuous net unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on available-for-sale securities.
The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivable on available-for-sale securities. As of September 30, 2026 and December 31, 2025, the Company recognized $2.2 million and $1.5 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed balance sheets.

5.         Balance Sheet Components
Property and Equipment, Net
Property and Equipment consist of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Leasehold improvements	$107,537	$107,537
Laboratory equipment	28,756	28,748
Computer equipment and purchased software	4,873	4,873
Furniture and fixtures	4,223	4,214
Total	145,389	145,372
Less: accumulated depreciation	(80,568)	(72,533)
Total property and equipment, net	$64,821	$72,839
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
In June 2025, the Company identified an additional indicator that the carrying value of this to-be-sublet property asset group was not recoverable. The expected sublease rental income of $1.9 million as of December 31, 2024 had decreased to $0.7 million as of June 30, 2025 based on the sublease agreement executed in July 2025. The risk-adjusted annual discount rate was 9.25% as of June 30, 2025. The Company updated its discounted cash flow analysis to estimate fair value of its right-of-use asset and leasehold improvements. Based on this analysis, the resulting fair value was immaterial resulting in the write off of the $0.9 million right-of-use asset and $0.1 million leasehold improvements as long-lived asset impairment charges for the nine months ended September 30, 2025. There were no such costs for the three and nine months ended September 30, 2026.
In addition, during the nine months ended September 30, 2025, the Company recognized a non-cash equipment impairment charge of $1.3 million as a result of the Workforce Reduction, see the next section for further information.
Accrued and Other Current Liabilities
On May 12, 2025, the Company’s Board of Directors approved an approximately 28% reduction in the Company’s employee workforce (Workforce Reduction) in connection with a reduction in manufacturing operations and a reprioritization of resources to focus on the Company’s clinical programs. The Workforce Reduction included one-time severance payments and other employee benefits and resulted in impairment of equipment. During the nine months ended September 30, 2025, the Company recorded $3.1 million, $0.3 million, and $1.3 million in research and development expense, general and administrative expense, and equipment impairment, respectively, in the statement of operations and comprehensive loss. There were no such costs for the three and nine months ended September 30, 2026. As of September 30, 2026, there were no remaining severance and other employee benefits accruals associated with the Workforce Reduction.
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
The Company received $9.2 million from CIRM through September 30, 2026 and accounted for the proceeds as a liability within other long-term liabilities on the condensed balance sheets. The Company recorded interest expense of $0.4 million and $1.0 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, $2.3 million of accrued interest was included in other long-term liabilities.
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
For the three and nine months ended September 30, 2026 and 2025, no milestones were achieved and no royalty payments were made.
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
For the three and nine months ended September 30, 2026 and 2025, no milestones were achieved and no royalty payments were made.
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
The Company previously transferred €20.0 million into an escrow account in connection with a potential future milestone payment, which is included in the remaining €60.0 million in milestone payments referenced above for the initial indication for cema-cel. The milestone would have been payable upon the occurrence of certain development, regulatory or adjudicative events. On December 15, 2025, Cellectis publicly reported that an arbitral tribunal issued a decision providing for a partial termination of the Servier-Cellectis Agreement with respect to UCART19V1 (ALLO-501), which the Company previously abandoned in favor of cema-cel (formerly known as ALLO-501A), and affirmed continued licensing rights relating to cema-cel. As a result, the Company's Servier license covering UCART19V1/ALLO-501 was terminated and Cellectis was required, at the Company's request, to engage in good-faith discussions regarding a direct license. In September 2026, Servier informed the Company that Cellectis had communicated its decision to waive its right to regain the rights to UCART19V1/ALLO-501 arising from the partial termination of the Servier-Cellectis Agreement. On February 13, 2026, the €20.0 million balance in escrow was remitted to the Company, resulting in net cash proceeds of $23.7 million.
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
For the three and nine months ended September 30, 2026 and 2025, no milestones were achieved and no royalty payments were made.
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
The Company’s total equity investment in Notch as of September 30, 2026 and December 31, 2025 was zero. For the three and nine months ended September 30, 2026 and 2025, no milestones were achieved.
Strategic Alliance with The University of Texas MD Anderson Cancer Center
On October 6, 2020, the Company entered into a strategic five-year collaboration agreement with The University of Texas MD Anderson Cancer Center (MD Anderson) for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. In August 2025, the Company extended the term of the agreement for an additional year or until the studies under the agreement are completed, whichever is later. Studies remain ongoing and the agreement remains in effect. The Company and MD Anderson are collaborating on the design and conduct of preclinical and clinical studies with oversight from a joint steering committee.
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

Collaboration costs recorded as research and development expenses were $0.2 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, and less than $0.1 million and $0.6 million for the three and nine months ended September 30, 2025, respectively.
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
Upon termination of the License Agreement, the two remaining performance obligations were extinguished as of May 12, 2026: i) $1.9 million for the manufacturing license, related know-how and support and (ii) $2.7 million to the know-how to be developed in future periods. The Company concluded that the associated consideration of $4.6 million that was recorded in other long-term liabilities was nonrefundable and was therefore recognized as collaboration revenue — related party in the condensed statements of operations for the nine months ended September 30, 2026.
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
For the three and nine months ended September 30, 2026, the Company recognized zero and $4.6 million of collaboration revenue — related party, respectively. Collaboration revenue was zero for the three and nine months ended September 30, 2025. As of September 30, 2026, no deferred revenue related to the License Agreement remained. The Company’s total equity investment in Overland Therapeutics as of September 30, 2026 was zero. The Company’s total equity method investment in Overland Therapeutics as of December 31, 2025 was zero.
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
As of September 30, 2026 and December 31, 2025, the Company’s total equity investment in Antion was zero.
Strategic Collaboration Agreement with Natera (formerly Foresight Diagnostics)
On January 3, 2024, the Company entered into a Strategic Collaboration Agreement with Foresight Diagnostics, Inc. (Foresight Diagnostics) (the Natera Agreement). Foresight Diagnostics was acquired by Natera, Inc. (Natera) in December 2025 and continues to operate as a standalone subsidiary. Pursuant to the Natera Agreement, the parties have agreed to collaborate on a non-exclusive basis in the development of Natera’s CLARITY™ minimal residual disease (MRD) assay powered by phased variant technology as an in vitro diagnostic to identify the MRD+ patient population to be enrolled in the Company’s ALPHA3 trial of cema-cel, for treatment of large B-cell lymphoma (LBCL). Under the Natera Agreement, the Company has agreed to use its commercially reasonable efforts to obtain regulatory approval of cema-cel, and Natera has agreed to use its commercially reasonable efforts to obtain regulatory approval of its MRD assay for use as an in vitro diagnostic with cema-cel.
On February 19, 2025, the Company entered into an Amended and Restated Strategic Collaboration Agreement with Natera (then operating as Foresight Diagnostics) which expands its collaboration to include the development of Natera’s MRD assay for use with cema-cel as part of a possible EU and/or UK clinical development program, and as part of an expansion of ALPHA3 to Canadian and Australian clinical trial sites in support of the U.S. clinical development program. In November

2025, the Company amended the agreement, effective as of August 5, 2025, to add a workplan supporting clinical trial readiness activities for the expansion of ALPHA3 into South Korea. In total, the Company agreed to fund approximately $37.3 million in MRD assay development costs, milestone payments for U.S., and certain international regulatory submissions and assay utilization costs to process clinical samples, all in addition to the financial commitments under the Natera Agreement.
Clinical trial milestones recorded as research and development expenses were $1.6 million and $5.0 million for the three and nine months ended September 30, 2026, respectively, and $1.2 million and $4.3 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, $1.6 million and $1.4 million in research and development expenses, respectively, were recorded in accrued and other liabilities.
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
The Company maintains letters of credit for the benefit of landlords which are disclosed as restricted cash in the condensed balance sheets. Restricted cash related to letters of credit due to landlords was $6.0 million as of September 30, 2026 and December 31, 2025.
The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating lease liabilities
Current portion included in accrued and other current liabilities	$8,897	$8,208
Lease liability, noncurrent	68,039	75,045
Total operating lease liabilities	$76,936	$83,253
The components of lease costs for operating leases, which were recognized in operating expenses, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$2,317	$2,370	$6,991	$7,407
Variable lease cost	768	703	2,138	1,737
Total lease costs	$3,085	$3,073	$9,129	$9,144

The undiscounted future non-cancellable lease payments under the Company’s operating leases as of September 30, 2026 were as follows:

Year ending December 31:	(In thousands)
2026 (remaining 3 months)	$3,308
2027	13,574
2028	14,038
2029	15,437
2030	16,148
2031 and thereafter	33,597
Total undiscounted lease payments	96,102
Less: Present value adjustment	(19,166)
Total	$76,936
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 6.52%. As of September 30, 2026, the weighted average remaining lease term for the Company’s operating leases is 6.47 years.
In December 2024 and January 2025, the Company entered into non-cancelable agreements under which it subleased approximately 46,011 square feet of its HQ Lease to two unaffiliated companies. In July 2025, the Company entered into a non-cancelable agreement under which it subleased one of its leased buildings in South San Francisco to one unaffiliated company. The Company recognized $0.8 million and $2.3 million during the three and nine months ended September 30, 2026, respectively, and $0.7 million and $1.9 million during the three and nine months ended September 30, 2025, respectively, in sublease income under the interest and other income, net caption within the condensed statements of operations.
Other Commitments
In July 2020, the Company entered into a Solar Power Purchase and Energy Services Agreement for the installation and operation of a solar photovoltaic generating system and battery energy storage system at the Company’s cell therapy manufacturing facility in Newark, California. The agreement has a term of 20 years and commenced in September 2022. The Company is obligated to pay for electricity generated from the system at an agreed rate for the duration of the agreement term. Termination of the agreement by the Company will result in a termination payment due of approximately $4.3 million. In connection with the agreement, the Company maintains a letter of credit for the benefit of the service provider in the amount of $4.3 million which is recorded as restricted cash in the condensed balance sheets as of September 30, 2026 and December 31, 2025.
The Company has entered into certain license agreements for intellectual property which is used as part of its development and manufacturing processes. Each of these respective agreements is generally cancellable by the Company. These agreements require payment of annual license fees and may include conditional milestone payments for achievement of specific research, clinical and commercial events, and royalty payments. The timing and likelihood of any significant conditional milestone payments or royalty payments becoming due was not probable as of September 30, 2026.
Legal Proceedings
In the ordinary course of business, the Company or its business partners are from time to time subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses its potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of September 30, 2026, the Company did not accrue any estimated losses related to its ongoing legal proceedings.
8.         Stockholder’s Equity
Common Stock

On June 18, 2026, the Company’s stockholders approved an increase to the number of authorized shares of its common stock from 400,000,000 shares to 800,000,000 shares.
9.         Stock-Based Compensation
As of September 30, 2026, there were 7,609,820 shares reserved by the Company under the 2018 Equity Incentive Plan (the 2018 Plan) for the future issuance of equity awards.
Stock Option Activity
The following summarizes option activity under the 2018 Plan:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance as of December 31, 2025	31,138,077	$6.31	7.17	$97
Options granted	7,967,711	1.89	9.31
Options exercised	(2,438)	1.94
Options forfeited	(1,231,051)	4.75
Balance as of September 30, 2026	37,872,299	5.43	7.22	$380
Exercisable as of September 30, 2026	23,839,247	7.48	6.22	$98
Vested and expected to vest as of September 30, 2026	37,872,299	$5.43	7.22	$380
Restricted Stock Unit Activity
The following summarizes restricted stock unit activity under the 2018 Plan:

	Outstanding Restricted Stock Units
	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance as of December 31, 2025	16,528,226	$2.99	2.39	$22,644
Granted	5,454,872	1.91	1.78
Released	(3,132,782)	3.64
Forfeited	(2,142,857)	2.62
Balance as of September 30, 2026	16,707,459	2.56	2.39	$26,732
Expected to vest as of September 30, 2026	16,707,459	$2.56	2.39	$26,732
Vested and unreleased as of September 30, 2026	477,000	$1.29		$763
As of September 30, 2026, the Company had 4,689,631 outstanding performance-based restricted stock units. No performance-based restricted stock units were granted during the nine months ended September 30, 2026. These awards are subject to the holders’ continuous service to the Company through each applicable vesting event. Through September 30, 2026, the Company believes that the achievement of the requisite performance conditions for these awards is not probable. As a result, no compensation expense has been recognized related to the performance-based restricted stock units in the three and nine months ended September 30, 2026 and 2025.

Stock-based compensation expense
For the three and nine months ended September 30, 2026 and 2025, the following table presents stock-based compensation expense related to stock options, restricted stock units and employee stock purchase plans that was recorded as research and development and general and administrative expense in its condensed statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,850	$2,788	$7,670	$10,385
General and administrative	4,175	5,864	20,065	19,127
Total stock-based compensation	$7,025	$8,652	$27,735	$29,512
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
In February 2023, the Company entered into a new sublease agreement with Bellco for 2,218 square feet of office space in Los Angeles, California, which was subsequently reduced to 1,944 square feet in February 2026. The Company’s executive chair, Arie Belldegrun, M.D., is a trustee of the Belldegrun Family Trust, which controls Bellco. The sublease term is 115 months, subject to certain early termination rights. The sublease commenced on January 1, 2024. The total right of use asset and associated lease liability recorded related to this related party lease were $1.9 million and $1.9 million, respectively, as of September 30, 2026. The Company paid approximately $0.2 million towards its share of the security deposit. Rent expense related to this sublease were $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively.
Consulting Agreements
In August 2018, the Company entered into a consulting agreement with Bellco. Pursuant to the consulting agreement, Bellco provides certain services for the Company, which are performed by Dr. Belldegrun, the Company’s executive chair, and include without limitation, providing advice and analysis with respect to the Company’s business, business strategy and potential opportunities in the field of allogeneic CAR T cell therapy and any other aspect of the CAR T cell therapy business as the Company may agree. In consideration for these services, the Company paid Bellco $40,217 per month in arrears commencing January 2022. Effective January 2026, the monthly consulting service fee was increased by 2% to $41,021 per month. The Company may also, at its discretion, pay Bellco an annual performance award in an amount up to 60% of the aggregate compensation payable to Bellco in a calendar year. The Company also reimburses Bellco for out-of-pocket expenses incurred in performing the services. The costs incurred for services provided, bonus, and out-of-pocket expenses incurred under this consulting agreement were $0.2 million and $0.5 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively.
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
12.         Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	September 30,
	2026	2025
Stock options to purchase common stock	37,872,299	30,687,080
Restricted stock units outstanding (excluding vested but unreleased shares, which are included in weighted-average common shares outstanding)	16,707,459	16,632,670
Expected shares to be purchased under Employee Stock Purchase Plan	1,460,674	1,573,210
Total	56,040,432	48,892,960
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
The table below is the summary of the segment profit or loss information, including the significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue - related party	$—	$—	$4,640	$—
Significant operating expenses:
Cema-cel	$13,951	$6,093	28,574	19,180
All other development costs	3,068	3,045	7,475	18,331
Payroll	15,405	12,744	44,331	49,973
Facilities & IT-related spend	6,990	6,771	20,696	21,474
Supporting external spend	5,730	4,327	15,356	15,563
Other operating expenses	9,649	11,921	36,013	42,390
Total operating expenses	54,793	44,901	152,445	166,911
Other income (expenses), net	4,424	3,501	12,152	14,835
Net loss	(50,369)	(41,400)	(135,653)	(152,076)

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
In June 2024, we initiated a pivotal Phase 2 clinical trial (ALPHA3) evaluating cemacabtagene ansegedleucel (cema-cel, previously ALLO-501A) as part of a first-line (1L) consolidation treatment for patients newly diagnosed with large B-cell lymphoma (LBCL) who, despite initial treatment success, remain at high risk for relapse. The trial’s primary endpoint is event-free survival (EFS). The study is currently enrolling at over 80 sites across the United States, Canada, South Korea and Australia. We are continuing activities to support the potential expansion of ALPHA3 into the European Union, subject to applicable regulatory approvals and operational requirements. Our expansion of ALPHA3 internationally is expected to bring the trial to approximately 100 sites worldwide.
The ALPHA3 trial design expands on findings from our Phase 1 ALPHA2 study and incorporates an investigational diagnostic developed by Foresight Diagnostics, Inc., which was acquired by Natera, Inc. (Natera) in December 2025 and continues to operate as a standalone subsidiary. This diagnostic test identifies patients who, despite achieving remission according to standard evaluations, remain at risk of relapse due to minimal residual disease (MRD) following 1L chemoimmunotherapy. Patients eligible for enrollment include those who achieve either a complete response or a partial remission for which the current standard of care would be observation.
Initially, the trial was designed to randomize approximately 240 MRD-positive patients into one of three arms: (1) cema-cel therapy following lymphodepletion with standard fludarabine and cyclophosphamide (FC arm), (2) cema-cel therapy following lymphodepletion with fludarabine, cyclophosphamide, and ALLO-647 (an anti-CD52 monoclonal antibody) (FCA arm), or (3) standard-of-care observation (control arm). On August 1, 2025, we announced that we selected standard fludarabine and cyclophosphamide (FC) as the lymphodepletion regimen. This lymphodepletion regimen selection was made in conjunction with the ALPHA3 Data and Safety Monitoring Board (DSMB) and Steering Committee and following consultation with the FDA.

In July 2025, we discontinued the FCA arm following a Grade 5 serious adverse event associated with the use of ALLO-647. Patients previously treated in the FCA arm continue to be followed. The event occurred on Day 54 post-infusion from hepatic failure, believed to have resulted from disseminated adenovirus infection in the setting of immune suppression. This event was deemed unrelated to cema-cel. Severe viral infections have been rare across our clinical trials. However, when present, they have been attributed to immunosuppression due in part to ALLO-647. There have been no cases of adenoviral infection or hepatic failure in any participant treated with only FC lymphodepletion across our trials.
Following the adoption of standard FC in the ALPHA3 trial, none of our trials open to enrollment or pipeline programs include ALLO-647. Instead, we will advance our next-generation AlloCAR T product candidates using the proprietary Dagger® Platform Technology, which is designed to minimize or potentially eliminate the need for standard lymphodepletion.
The amended ALPHA3 trial is proceeding as a randomized study with two arms, comparing cema-cel after standard FC lymphodepletion to observation, the current standard of care, and is expected to enroll approximately 220 MRD-positive randomized patients. We recently amended the protocol to add a non-randomized observational cohort of approximately 140 MRD-negative patients, who will be followed to further characterize MRD test performance. We do not expect this observational cohort to impact the enrollment timeline for the existing randomized MRD-positive portion of the trial. The protocol amendment also expanded the disease subtypes that may qualify patients for enrollment to include transformed follicular lymphoma, transformed marginal zone lymphoma and follicular lymphoma grade 3B. The statistical design and prespecified conduct of the randomized MRD-positive portion of the trial remain unchanged. On April 13, 2026, we announced results from the planned interim futility analysis of the first 24 randomized patients to the two ongoing arms in ALPHA3. At the protocol-defined data cutoff, which was triggered when the 24th patient completed Day 45 MRD assessment, MRD negativity was observed in 58.3% (7/12) of patients in the cema-cel arm compared with 16.7% (2/12) of patients in the observation arm, and at the Day 45 post-randomization MRD assessment, ctDNA levels decreased from baseline by a median of 97.7% in the cema-cel arm compared with a median increase of 26.6% in the observation arm. The primary endpoint of EFS and key secondary endpoints, including progression-free survival and overall survival, remain blinded. In the cema-cel arm, no treatment-related serious adverse events, cytokine release syndrome, immune effector cell-associated neurotoxicity syndrome, graft-versus-host disease or treatment-related hospitalizations were reported, and ten of the twelve treated patients were managed in the outpatient setting post-infusion. At the time of the interim analysis, approximately one-third of screening activity and cema-cel infusions occurred at community cancer centers, including sites with limited prior CAR T experience. We believe this early experience supports the potential for cema-cel to be administered in a broader range of treatment settings than autologous CAR T therapies, although these data remain limited and may not be predictive of future outpatient or community-based administration. We anticipate providing the next ALPHA3 clinical update in mid-2027, completing enrollment of the randomized MRD-positive portion of ALPHA3 by the end of 2027, and conducting the primary EFS analysis in mid-2028. The timing and scope of the mid-2027 clinical update will depend on available data, FDA feedback, recommendations from the DSMB and considerations relating to preservation of the integrity of the ongoing trial.
We expect an MRD companion diagnostic to be required for the use of cema-cel in the population being studied in ALPHA3. We are also continuing to engage with the FDA regarding certain aspects of the ALPHA3 trial, including certain eligibility criteria for patients in partial remission who are considered by investigators to be suitable for observation, the potential use of additional MRD assay(s) for patient selection, and the general impact of protocol amendments.
In July 2026, the FDA granted Regenerative Medicine Advanced Therapy (RMAT) and Fast Track designations to cema-cel for the ALPHA3 development program as a potential first-line consolidation treatment for patients with large B-cell lymphoma (LBCL). These designations are intended to facilitate more frequent engagement with the FDA and may support an expedited development and review process if applicable criteria are satisfied.
We are also advancing ALLO-316, and we have completed enrollment of 20 treated patients in an expansion cohort in a Phase 1b clinical trial (TRAVERSE) of ALLO-316, an allogeneic CAR T cell product candidate targeting CD70, in adult patients with advanced or metastatic clear cell renal cell carcinoma (RCC). The Phase 1b expansion cohort evaluated ALLO-316 administered as a single dose of 80 million CAR T cells following a standard lymphodepletion regimen (fludarabine 30 mg/m²/day and cyclophosphamide 500 mg/m²/day for three days). On October 29, 2024, we announced that we had received RMAT designation for ALLO-316 for adult patients with advanced or metastatic RCC.
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
We are developing ALLO-329, a next-generation allogeneic CAR T cell product candidate targeting both CD19 and CD70 for the treatment of certain autoimmune diseases (AID). Inclusion of an anti-CD70 CAR in ALLO-329 incorporates the Dagger® technology, which is designed to reduce or eliminate the need for standard chemotherapy by preventing premature rejection while targeting CD19+ B cells and CD70+ activated T cells, both of which play a role in AID. ALLO-329 is manufactured using CRISPR gene-editing technology. In 2025, we initiated a Phase 1 rheumatology basket study of ALLO-329 (RESOLUTION trial). The ongoing RESOLUTION trial is a 3+3 dose-escalation study evaluating ALLO-329 across multiple autoimmune diseases, including systemic lupus erythematosus (SLE), including lupus nephritis, idiopathic inflammatory myopathies (IIM), and systemic sclerosis (SSc). On April 7, 2025, we announced that ALLO-329 had received three Fast Track Designations from the FDA for the treatment of adult patients with SLE, IIM, and SSc. The RESOLUTION trial is evaluating ALLO-329 under multiple treatment approaches, including administration following cyclophosphamide-based lymphodepletion, with the option of adding fludarabine permitted under the protocol, and administration in a separate arm without lymphodepletion. We recently activated the optional fludarabine and cyclophosphamide lymphodepletion dose-escalation arm to further assess the role of fludarabine in the autoimmune indications being studied and to accommodate ongoing patient demand for participation in the trial. Enrollment in the trial continues to progress, and dose escalation and lymphodepletion optimization are ongoing. We will present updated clinical and translational data from RESOLUTION at the 2026 American College of Rheumatology (ACR) Convergence on November 9, 2026.
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
While we have additional programs in our pipeline, our clinical development priorities are focused on cema-cel (1L Consolidation), ALLO-316 and ALLO-329. The development of our other product candidates is currently focused on preclinical studies, including studies of BCMA and DLL3 CARs with and without our CD70 Dagger® protein technology, and various manufacturing improvements that may be applicable to such product candidates. In April 2026, preclinical data presented at the American Association for Cancer Research Annual Meeting described an allogeneic BCMA/CD70 dual CAR T construct designed to target BCMA and CD70 in a relevant experimental model while incorporating CD70-directed rejection avoidance. In the reported preclinical studies, BCMA/CD70 dual CAR T cells demonstrated specific cytotoxic activity, resistance to allorejection, expansion in mixed lymphocyte reaction assays, activity in a xenograft model and activity against BCMA target cells that had downregulated BCMA. At the upcoming annual meeting of the Society for Immunotherapy of Cancer (SITC) on November 6, 2026, we will present preclinical data evaluating a novel off-the-shelf DLL3/CD70 dual CAR T product candidate for small cell lung cancer and other neuroendocrine tumors. The findings revealed that careful selection of the CAR’s insertion location in the genome using site-specific-integration improved cell performance in controlling tumors. The data suggests that pairing DLL3 with a CAR targeting CD70 has the potential to protect the cells from rejection, illustrating the potential to couple the Dagger® technology with other CARs.
In May 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) under which we expanded the geographic territory for our CD19 license to include the EU and the UK. The Servier Amendment also grants us an option to further expand the licensed territory to include China and Japan upon the objective showing of sufficient resources to develop licensed products in those countries, which could be met through the Company entering into a strategic partnership covering those countries. Additionally, in February 2025, we entered into an Amended and Restated Strategic Collaboration

Agreement with Natera, which expands our collaboration to enable the development of Natera’s MRD assay in the EU, UK, Canada and Australia in support of our clinical development of cema-cel, and subsequently further expanded the collaboration to include South Korea.
In September 2026, Cellectis S.A. (Cellectis), from which we license certain technologies used in our AlloCAR T oncology programs, announced a strategic shift to focus its internal development activities on in vivo gene editing and to seek partners for its internally developed ex vivo CAR T product candidates. Cellectis has stated that this strategic shift does not change its existing collaboration with us. Following the announcement, we engaged with Cellectis regarding the implications of its strategic shift for our relationship and ongoing collaboration. Based on those discussions, we do not currently expect Cellectis’ strategic shift to materially impact the development of our existing product candidates or our rights under our existing agreements with Cellectis. We currently source a raw material from Cellectis and co-source a manufacturing component with Cellectis from a third party, and we are working with Cellectis and evaluating alternative sourcing arrangements to mitigate potential supply or cost impacts associated with these materials.
In May 2025, we initiated a workforce reduction of approximately 28% of our employees (Workforce Reduction) in connection with a reduction in manufacturing operations and a reprioritization of resources to focus on our ongoing clinical programs. The Workforce Reduction was substantially completed in the second quarter of 2025, and we incurred $3.2 million in cash-based expenses related to employee severance payments, benefits and related costs in connection with the Workforce Reduction. Following our April 2026 announcement of ALPHA3 interim results and the April 2026 Public Offering, we have increased hiring activities to support our manufacturing, clinical development and BLA-readiness efforts.
On June 30, 2026, David Chang, M.D., Ph.D. transitioned from his role as President and Chief Executive Officer and Zachary Roberts, M.D., Ph.D., previously our Executive Vice President, Research & Development and Chief Medical Officer, was appointed President and Chief Executive Officer. Dr. Chang continues to serve on our Board of Directors as a non-employee director and Dr. Roberts was appointed to our Board of Directors, effective July 1, 2026. Dr. Roberts continues to serve as Chief Medical Officer on an interim basis.
On September 2, 2026, we announced that Geoffrey Parker, our Executive Vice President and Chief Financial Officer, will retire from the Company, effective November 6, 2026. We have initiated an external search for his successor. On November 3, 2026, our Board of Directors appointed Annie Yoshiyama, our SVP of Finance, Corporate Controller and Principal Accounting Officer, to serve as our interim Principal Financial Officer, effective as of Mr. Parker’s departure.
Since inception, we have had significant operating losses. Our net loss was $50.4 million and $135.7 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, we had an accumulated deficit of $2.1 billion. As of September 30, 2026, we had $388.9 million in cash and cash equivalents and investments. We expect our cash runway to fund operations into the first quarter of 2029. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses and general and administrative expenses will continue to increase.
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
In May 2024, we entered into an Amendment and Settlement Agreement (the Servier Amendment) with Servier under which we: (1) expanded our territory under the Original Servier Agreement to include the European Union and the United Kingdom, and provided for an option to further expand our territory to include China and Japan, (2) waived certain of our rights to elect to convert certain of our license rights to a worldwide license, (3) revised our future milestone payments to coincide with Servier’s milestone payments to Cellectis under the Servier-Cellectis Agreement, (4) agreed to pre-pay a future €20 million milestone payment into an escrow account, and (5) increased the United States tiered royalty rates to a range from the low tens to the mid teen percentages, and agreed to an ex-U.S. royalty rate of 10%. On December 15, 2025, Cellectis publicly reported that an arbitral tribunal issued a decision providing for a partial termination of the Servier-Cellectis Agreement with respect to UCART19V1, which is the same as ALLO-501, a product candidate which we previously abandoned in favor of cema-cel (formerly known as ALLO-501A), and affirmed continued licensing rights relating to cema-cel. As a result of that decision, our Servier license covering UCART19V1/ALLO-501 was terminated. The arbitration decision requires Cellectis, at our request, to engage in good-faith discussions regarding the granting of a direct license to UCART19V1/ALLO-501. In September 2026, Servier informed us that Cellectis had communicated its decision to waive its right to regain the rights to UCART19V1/ALLO-501 arising from the partial termination of the Servier-Cellectis Agreement.
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
Strategic Alliance with The University of Texas MD Anderson Cancer Center
On October 6, 2020, we entered into a strategic five-year collaboration agreement with The University of Texas MD Anderson Cancer Center (MD Anderson) for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. In August 2025, the Company extended the term of the agreement for an additional year or until the studies under the agreement are completed, whichever is later. Studies remain ongoing and the agreement remains in effect.
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
Strategic Collaboration Agreement with Natera (formerly Foresight Diagnostics)
On January 3, 2024, we entered into a Strategic Collaboration Agreement (the Natera Agreement) with Foresight Diagnostics, Inc. (Foresight Diagnostics). In December 2025, Foresight Diagnostics was acquired by Natera and continues to operate as a standalone subsidiary. Pursuant to the Natera Agreement, the parties have agreed to collaborate on a non-exclusive basis in the development of Natera’s CLARITYTM MRD assay powered by phased variant technology as an in vitro diagnostic to identify the MRD+ patient population to be enrolled in our ALPHA3 trial of cema-cel for treatment of LBCL. Under the Natera Agreement, we have agreed to use commercially reasonable efforts to obtain regulatory approval of cema-cel, and Natera has agreed to use commercially reasonable efforts to obtain regulatory approval of an MRD assay for use as an in vitro diagnostic with cema-cel.
On February 19, 2025, we entered into an Amended and Restated Strategic Collaboration Agreement with Natera (then operating as Foresight Diagnostics) which expands our collaboration to include the development of Natera’s MRD assay for use with cema-cel as part of a possible EU and/or UK clinical development program, and as part of an expansion of ALPHA3 to

Canadian and Australian clinical trial sites in support of our U.S. clinical development program. We subsequently amended the agreement to add a workplan supporting clinical trial readiness activities for the expansion of ALPHA3 into South Korea. In total, we have agreed to fund approximately $37.3 million in MRD assay development costs, milestone payments for U.S., and certain international regulatory submissions and assay utilization costs to process clinical samples.
Components of Results of Operations
Revenues
From inception to September 30, 2026, our revenue has been exclusively generated from the License Agreement with Overland Therapeutics. Refer to Note 6 to our consolidated financial statements appearing in our Annual Report for more information related to the License Agreement.
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

Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to discovery efforts, preclinical and clinical development, and manufacturing of our product candidates. Research and development expenses for the three and nine months ended September 30, 2026 included costs associated with our clinical and preclinical stage pipeline candidates and research into newer technologies. The most significant research and development expenses for the year to date relate to costs incurred for the development of our most advanced product candidates and include:
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following sets forth our results of operations for the three months ended September 30, 2026 and 2025 (in thousands, except percentage amounts):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$41,934	$31,164	$10,770	35%
General and administrative	12,859	13,737	(878)	(6)%
Total operating expenses	54,793	44,901	9,892	22%
Loss from operations	(54,793)	(44,901)	(9,892)	22%
Other income (expenses), net:
Interest and other income, net	4,879	3,926	953	24%
Interest expense	(379)	(344)	(35)	10%
Other income (expenses), net	(76)	(81)	5	(6)%
Total other income (expenses), net	4,424	3,501	923	26%
Net loss	$(50,369)	$(41,400)	$(8,969)	22%
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended September 30,
	2026	2025	Change
Personnel	$15,439	$12,928	$2,511
Development costs	15,806	7,932	7,874
Facilities and depreciation	8,367	8,922	(555)
Other	2,322	1,382	940
Total research and development expenses	$41,934	$31,164	$10,770
Our research and development expenses included $17.7 million of internal expenses and $24.3 million of external expenses for the three months ended September 30, 2026. Of the $24.3 million of external expenses for the three months ended September 30, 2026, $14.0 million was related to our cema-cel program. Our research and development expenses included $15.6 million of internal expenses and $15.6 million of external expenses for the three months ended September 30, 2025. Of the $15.6 million of external expenses for the three months ended September 30, 2025, $6.1 million was related to our cema-cel program.
Research and development expenses were $41.9 million and $31.2 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $10.8 million was driven primarily by an increase in development costs of $7.9 million related to the advancement of our product candidates due to the timing of development activities and manufacturing reactivation, an increase in personnel related costs of $2.5 million due to increased hiring and an increase in other expenses of $0.9 million related to consulting services, partially offset by a decrease in facilities and depreciation costs of $0.6 million attributable to the completion of useful life for certain machinery and equipment.
General and Administrative Expenses
General and administrative expenses were $12.9 million and $13.7 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $0.9 million was primarily due to a decrease in stock compensation expense of $1.7 million driven by decreases in fair values, partially offset by an increase in other expenses of $0.8 million primarily related to outside services which included recruiting, corporate communications and consulting.

Interest and Other Income, Net
Interest and other income, net was $4.9 million and $3.9 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $1.0 million was due to higher interest income earned on our cash, cash equivalents and investments and sublease income.
Interest Expense
Interest expense was related to the CIRM award proceeds received for the three months ended September 30, 2026 and 2025.
Other Income (Expenses), Net
For the three months ended September 30, 2026 and 2025, we recorded other expenses of $0.1 million and $0.1 million, respectively.
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following sets forth our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands, except percentage amounts):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Collaboration revenue - related party	$4,640	$—	$4,640	N/A
Operating expenses:
Research and development	104,658	121,520	(16,862)	(14)%
General and administrative	47,787	43,009	4,778	11%
Impairment of long-lived assets	—	2,382	(2,382)	(100)%
Total operating expenses	152,445	166,911	(14,466)	(9)%
Loss from operations	(147,805)	(166,911)	19,106	(11)%
Other income (expenses), net:
Interest and other income, net	13,099	15,629	(2,530)	(16)%
Interest expense	(1,022)	(762)	(260)	34%
Other income (expenses), net	75	(32)	107	(334)%
Total other income (expenses), net	12,152	14,835	(2,683)	(18)%
Net loss	$(135,653)	$(152,076)	$16,423	(11)%
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
Personnel	$41,810	$52,107	$(10,297)
Development costs	33,582	35,957	(2,375)
Facilities and depreciation	24,524	28,180	(3,656)
Other	4,742	5,276	(534)
Total research and development expenses	$104,658	$121,520	$(16,862)
Our research and development expenses included $48.9 million of internal expenses and $55.7 million of external expenses for the nine months ended September 30, 2026. Of the $55.7 million of external expenses for the nine months ended September 30, 2026, $28.6 million was related to our cema-cel program. Our research and development expenses included $60.1 million of internal expenses and $61.4 million of external expenses for the nine months ended September 30, 2025. Of the $61.4 million of external expenses for the nine months ended September 30, 2025, $19.2 million was related to our cema-cel program.
Research and development expenses were $104.7 million and $121.5 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $16.9 million was driven primarily by a decrease in personnel related costs of $10.3 million, including decreases of $4.5 million in salaries and benefits, $3.1 million in severance expense related to the Workforce Reduction and $2.7 million in stock-based compensation expense, a decrease in development costs of $2.4 million related to the advancement of our product candidates due to the timing of development activities and manufacturing runs, a decrease in facilities and depreciation costs of $3.7 million and a decrease in other expenses of $0.5 million related to outside services.
General and Administrative Expenses
General and administrative expenses were $47.8 million and $43.0 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $4.8 million was primarily due to an increase in personnel related costs of $2.6 million, attributable to an increase in stock compensation expense of $6.1 million and severance costs $1.6 million related to leadership transition, partially offset by a decrease of stock compensation expense of $5.1 million driven by decreases in fair values, an increase in market research, outside services and corporate communications of $1.7 million, and an increase in facilities and depreciation expense of $0.5 million.
Impairment of Long-Lived Asset
During the nine months ended September 30, 2025, we recorded a long-lived asset impairment charge of $1.0 million related to subleasing one of our leased buildings in South San Francisco. In addition, during nine months ended September 30, 2025, we recorded equipment impairment of $1.3 million in conjunction with the Workforce Reduction.
Interest and Other Income, Net
Interest and other income, net was $13.1 million and $15.6 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $2.5 million was due to lower net gain on foreign exchange translation.
Interest Expense
Interest expense was related to the CIRM award proceeds received for the nine months ended September 30, 2026 and 2025.
Other Income (Expenses), Net
For the nine months ended September 30, 2026 and 2025, we recorded other income of $0.1 million and other expense less than $0.1 million, respectively.
Liquidity and Capital Resources
To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2026, we had $388.9 million in cash, cash equivalents and investments. We believe that the aggregate of our current cash, cash equivalents and investments available for operations will be sufficient to fund our operations for at least the next 12 months from the date this Quarterly Report is filed with the SEC.
Our operations have been financed primarily through equity financings and license arrangements. During the nine months ended September 30, 2026, we sold an aggregate of 12,476,533 shares of common stock in ATM offerings resulting in net proceeds of $20.7 million. Although the sales agreement does not specify an aggregate dollar limit on sales, sales under the agreement may be made only pursuant to an effective registration statement and an applicable prospectus supplement. On June 22, 2026, we filed a prospectus supplement under our effective shelf registration statement relating to the offer and sale of shares of our common stock having an aggregate offering price of up to $135.0 million pursuant to the sales agreement. We did not sell any shares under the June 2026 prospectus supplement through September 30, 2026. As of September 30, 2026, shares of our common stock having an aggregate offering price of up to $135.0 million remained available for sale under the June 2026 prospectus supplement, subject to market conditions, the terms and conditions of the sales agreement and applicable law.
In April 2026, we closed the April 2026 Public Offering in which we sold 100,200,000 shares of our common stock at a public offering price of $2.00 per share, including 12,700,000 additional shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares. We received aggregate net proceeds of approximately $187.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We expect to use the net proceeds from the April 2026 Public Offering for general corporate purposes, which may include clinical trial expenses, research and development expenses, general and administrative expenses, and capital expenditures.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(81,027)	$(121,647)
Investing activities	(151,031)	61,946
Financing activities	209,640	22,298
Net increase (decrease) in cash and cash equivalents and restricted cash	$(22,418)	$(37,403)
Operating Activities
During the nine months ended September 30, 2026, cash used in operating activities of $81.0 million was attributable to a net loss of $135.7 million, partially offset by non-cash charges of $30.5 million and an increase of $24.1 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation expense of $27.7 million, depreciation of $8.1 million and non-cash rent expense of $3.2 million, partially offset by non-cash collaboration revenue - related party of $4.6 million and net amortization and accretion on investment securities of $3.9 million. The change in operating assets and liabilities was primarily due to a decrease in deposit in escrow of $23.5 million, an increase in accounts payable of $4.5 million, an increase in other long-term liabilities of $1.1 million, an increase in accrued and other current liabilities of $0.9 million, and a decrease in prepaid expense and other current assets of $0.7 million, partially offset by a decrease in operating lease liabilities of $6.3 million.
During the nine months ended September 30, 2025, cash used in operating activities of $121.6 million was attributable to a net loss of $152.1 million and a decrease of $10.7 million in our net operating assets and liabilities, partially offset by non-cash charges of $41.1 million. The non-cash charges consisted primarily of stock-based compensation expense of $29.5 million, depreciation of $9.3 million, non-cash rent expense of $3.3 million, and impairment of long-lived assets of $2.4 million, partially offset by net amortization and accretion on investment securities of $3.4 million. The change in operating assets and liabilities was primarily due to a decrease in operating lease liabilities of $5.6 million, an increase in deposit in escrow of $2.7 million, a decrease in accrued and other current liabilities of $2.4 million, a decrease in accounts payable of $1.8 million, an increase in other long-term assets of $1.2 million, partially offset by a decrease in prepaid expense and other current assets of $2.3 million and an increase in other long term liabilities of $0.8 million.
Investing Activities
During the nine months ended September 30, 2026, net cash used in investing activities of $151.0 million was related to cash used in the purchase of investments of $331.5 million, partially offset by cash provided by investment maturities of $180.6 million.
During the nine months ended September 30, 2025, net cash provided by investing activities of $61.9 million was related to cash provided by investment maturities of $172.2 million, partially offset by cash used in the purchase of investments of $109.9 million.
Financing Activities
During the nine months ended September 30, 2026, cash provided by financing activities of $209.6 million was related to cash net proceeds of $187.9 million from the issuance of common stock through the April 2026 Public Offering, net proceeds from the issuance of common stock through ATM transactions of $20.7 million and the sale of common stock through our employee stock purchase plan of $1.1 million.

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
Our commitments primarily consist of obligations under our agreements with Pfizer, Cellectis, Servier and Natera. Under these agreements we are required to make milestone payments upon successful completion of certain development, regulatory and/or sales milestones on a target-by-target and country-by-country basis. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, regulatory and/or commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of September 30, 2026, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6 to our consolidated financial statements included in our Annual Report.
Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in South San Francisco, California, as well as lease payments on our cell manufacturing facility in Newark, California (CF1). For additional information regarding our lease obligations, see Note 7 to our condensed financial statements included elsewhere in this Quarterly Report.
On October 6, 2020, we announced we entered into a strategic five-year collaboration agreement with MD Anderson for the preclinical and clinical investigation of allogeneic CAR T cell product candidates. In August 2025 we extended the term of the agreement for an additional year or until the studies under the agreement are completed, whichever is later. Studies remain ongoing and the agreement remains in effect. Under the terms of the agreement, we have committed up to $15.0 million of funding for the duration of the agreement, of which $6.0 million remains. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance. We are committed to make further payments to MD Anderson each year upon the anniversary of the agreement effective date through the duration of the agreement term, however, if MD Anderson has sufficient funds to continue the agreed-upon research projects, we may defer the additional payment to a later date. The agreement may be terminated by either party for material breach by the other party. Individual studies may be terminated for, among other things, material breach, health and safety concerns or where the institutional review board, the review board at the clinical site with oversight of the clinical study, requests termination of any study. Where any legal or regulatory authorization is finally withdrawn or terminated, the relevant study will also terminate automatically.
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
Interest Rate Risk
Our cash and cash equivalents and investments of $388.9 million as of September 30, 2026 consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A 10% change in the interest rates in effect on September 30, 2026 would not have had a material effect on the fair market value of our cash equivalents and available-for-sale securities.
Foreign Exchange Rate Risk
Our collaboration agreement with Servier requires milestone payments upon successful completion of certain regulatory and sales milestones on a target-by-target basis to be paid in Euros, and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments due and made to our collaboration partner as well as other foreign suppliers and for license agreements. A 10% change in the applicable foreign exchange rates during the periods presented would not have had a material effect on our condensed financial statements. As of September 30, 2026, we had less than $0.1 million current liabilities denominated in foreign currency.

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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our efforts to reactivate manufacturing operations and complete CMC activities required for a potential BLA may be delayed, unsuccessful or more costly than anticipated.

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
•We are heavily reliant on our partner, Foresight Diagnostics, a subsidiary of Natera, for access to the investigational CLARITY™ MRD test for identifying eligible patients for our ALPHA3 trial and for the development and regulatory approval of an MRD companion diagnostic for cema-cel.
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
•If we, or our collaborators, are required by the FDA, or comparable foreign regulatory authorities, to obtain approval, clearance, or certification of a companion diagnostic device in connection with approval of one of our product candidates, and we, or our collaborators, do not obtain, or face delays in obtaining, approval, clearance, or certification of a companion diagnostic device, we will not be able to commercialize the product candidate, and our ability to generate revenue will be materially impaired.
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
Risks Related to Our Financial Position and Capital Needs
We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.*
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are advancing an allogeneic CAR T platform of primarily early-stage product candidates and have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, securing related intellectual property rights, building our product manufacturing infrastructure, including a dedicated good manufacturing practices (GMP) manufacturing facility, manufacturing our clinical product candidates and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred net losses in each period since our inception. For the year ended December 31, 2025, we reported a net loss of $190.9 million. For the nine months ended September 30, 2026, we reported a net loss of $135.7 million. As of September 30, 2026, we had an accumulated deficit of $2.1 billion.
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
As of September 30, 2026, we had $388.9 million in cash and cash equivalents and investments. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

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
In addition, since we are in the early stages of clinical development, we do not know all the doses to be evaluated in pivotal trials or, if approved, commercially. Finding a suitable dose for our cell therapy product candidates may delay our anticipated clinical development timelines. These unknowns and other emerging findings from our clinical trials may result in protocol amendments, which may result in additional costs and may also delay our anticipated clinical development timelines. For example, such protocol amendments could lead to ongoing feedback on our trials from the FDA, EMA, or comparable foreign regulatory authorities, some of which may lead to changes in the trials, which could cause future delays to our trials, or impact the timing or nature of planned data analyses or the timing, scope or nature of any public disclosure regarding such analyses. In addition, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors.
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
As part of this trial, under Investigational Device Exemption (IDE), we are using an investigational assay developed by Natera, known as the ClarityTM MRD assay, to determine if a patient is MRD positive. The ClarityTM MRD assay represents a novel approach to detecting the presence of minimal disease and the design of our trial is based on certain assumptions regarding the performance of the MRD assay, including assumptions regarding the anticipated MRD+ rate being consistent with published data. There is a risk that the assay may not function as intended and that the assay may not be sufficiently sensitive to detect the presence of low levels of MRD or sufficiently specific to avoid unacceptable rates of false positives. There is also a risk that the MRD+ rate observed in ALPHA3 may be lower than the previously reported rates as a result of the patient population screened, availability of sufficient patient test material, the performance of the test, and other factors that differ from previously reported rates. In addition, there are logistical risks with distributing diagnostic test kits to clinical trial sites, and collecting and sending patient samples to Natera for testing, and there is a risk that the MRD assay will not be timely performed on the patient samples. Such logistical and timing risks are enhanced as we look to expand the ALPHA3 trial to clinical trial sites outside of the United States. If the MRD assay does not function as intended (e.g., false negatives/positives, or the MRD+ rate is lower than expected), or if the MRD assay is not timely performed on patient samples, it could negatively impact the rate of enrollment, the clinical results of, or the feasibility of the ALPHA3 trial, or negatively impact the market opportunity for cema-cel. In addition, we are reliant on Natera to perform MRD testing. A delay or failure by Natera to perform MRD testing may negatively impact our ability to conduct the ALPHA3 trial as planned.
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
Our business is highly dependent on the success of our lead product candidates. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.*
Our business and future success depends on our ability to advance clinical development, obtain regulatory approval of, and then successfully commercialize, our lead product candidates. Because cema-cel and ALLO-316, products designed for use in patients with cancer, and ALLO-329, designed for use in patients with autoimmune disease, are or will be among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidates, or the failure of other allogeneic CAR T cell therapies, including for reasons due to safety, efficacy or durability, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions in regard to the viability of our entire pipeline of allogeneic CAR T cell therapies. For instance, all of our clinical trials were previously put on clinical hold in 2021 due to an observation in the phase 1 portion of the ALPHA2 trial. While the clinical hold was resolved in early 2022, we could be subject to a clinical hold in the future due to unexpected observations, adverse patient outcomes or other issues.
All of our product candidates, including our lead product candidates, will require additional clinical and nonclinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because our other product candidates are based on similar technology as our lead product candidates, if any of the lead product candidates encounters additional safety issues, efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed.
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. The policies of the FDA, the competent authorities of the European Union Member States (EU Member States), the EMA, the European Commission and other comparable regulatory authorities responsible for clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union recently evolved. The European Union Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the European Union Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized European Union portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresaw a three-year transition period that ended on January 31, 2025. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.
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
We discontinued the FCA arm of our ALPHA3 trial in July 2025 and discontinued all uses of ALLO-647 in our clinical trials and pipeline programs. Patients previously treated in the discontinued FCA arm of our ALPHA3 trial continue to be followed and may experience additional adverse events. In addition, our lymphodepletion regimens used in our clinical trials have caused adverse events and may cause prolonged cytopenia and aplastic anemia. We have previously explored and may in the future explore various dosing strategies for lymphodepletion in our clinical trials, such as including varying doses of the chemotherapy agents and/or other components, or eliminating one or more of the agents, which may alter the risk of SAEs or have other undesirable outcomes such as a reduction of the efficacy of treatment.
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
If unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate a development program, a trial or certain arms of a trial, or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, as a result of the Grade 5 SAE in the ALPHA3 trial described above, we terminated the FCA arm of the ALPHA3 trial, and the trial is moving forward as a two-arm trial under which patients will be randomized equally (1:1) into either the FC lymphodepletion arm or standard-of-care observation. Additionally, we terminated all further development of ALLO-647. Any data safety monitoring board may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. We have trained and expect to have to train medical personnel using CAR T cell product candidates to understand the side effect profile of our product candidates for both our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
Risks related to SAEs in the discontinued FCA arm of our ALPHA3 trial, including the Grade 5 SAE, could lead to regulatory actions, negative perceptions, and potential product liability claims.*
Although the FCA arm of our ALPHA3 clinical trial was terminated in July 2025 following a Grade 5 SAE, patients who previously received the FCA regimen continue to be followed. Both the previously observed Grade 5 SAE, or any additional safety findings identified through continued follow-up, could prompt regulatory authorities, including the FDA, to request additional safety data, require enhanced patient monitoring, or impose other conditions or restrictions on our clinical program. Such regulatory actions could delay our clinical development timelines, increase operational costs, and impact our ability to efficiently progress our trials. Additionally, the Grade 5 SAE or any additional safety findings could adversely affect perceptions among physicians and patients, potentially limiting future enrollment in ongoing or planned studies and affecting the market acceptance of our therapies. Furthermore, such events or findings may expose us to potential product liability claims, which could materially harm our reputation, financial condition, and business prospects.

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
In December 2025, Foresight Diagnostics, the developer of the CLARITY assay, was acquired by Natera. The acquisition and related integration activities may create additional risks and uncertainties for our clinical development and potential commercialization of cema-cel. For example, Natera may change Foresight’s strategic priorities, allocate resources differently, modify operating processes, systems, or personnel supporting CLARITY, deprioritize the development of CLARITY or pursue other business objectives that are not aligned with our development timelines or regulatory strategy. Any disruption during integration, including changes in key personnel, vendors, quality systems, or regulatory and clinical operations, could delay regulatory submissions, responses to regulatory inquiries, assay validation activities, or the availability of testing capacity needed to support clinical trials.
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
Additionally, since the CLARITY assay or another MRD assay is required to identify patients eligible for cema-cel, the commercial success of cema-cel will depend in part on the assay’s commercial availability and on coverage and adequate reimbursement for the assay. Third-party payors may decline to cover the assay, provide inadequate reimbursement, impose prior authorization requirements or restrictions on testing frequency, site of service or other utilization parameters, or require patients to bear significant out-of-pocket costs. Any such limitations could reduce MRD testing, delay or prevent the identification of eligible patients, limit physician and patient adoption of the testing-and-treatment pathway, and materially reduce demand for and sales of cema-cel, if approved. Since we do not control the approval or commercialization strategy of the assay, our ability to influence its availability, pricing, coverage, reimbursement and regulatory compliance will be limited.

Following Foresight’s acquisition by Natera, we may have even less influence over decisions regarding CLARITY’s development, regulatory strategy, commercialization, pricing, or reimbursement approach. If Natera encounters regulatory setbacks or is unable to secure timely approval, or if adequate coverage and reimbursement for the assay are not available, our ability to commercialize cema-cel may be adversely affected.
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
We have reported initial observations from early dose levels in our Phase 1 RESOLUTION trial of ALLO-329, including observations regarding clinical activity and tolerability. These observations are preliminary, are based on a small number of patients across different autoimmune indications, dose levels and lymphodepletion approaches, and may not be predictive of future results. As dose escalation continues and additional patients are treated and followed, we may observe different or less favorable safety, tolerability, biomarker or clinical activity results, and we may not identify a dose or lymphodepletion regimen that supports further development. Any unfavorable or inconclusive safety, tolerability, biomarker, clinical-activity or durability data from RESOLUTION could delay or prevent further development of ALLO-329 and materially adversely affect our business.
Other companies developing cell therapies for autoimmune diseases have reported serious and fatal adverse events, including IEC-HS and other inflammatory events associated with CD19 CAR T-cell therapies. These events have been attributable to manufacturing processes or toxicity associated with lymphodepletion, and have resulted in pauses, material changes to or discontinuation of clinical development programs. Longer-term follow-up of other autoimmune cell-therapy programs has also shown that initially observed clinical activity may not demonstrate sufficient durability to support continued development. Safety, tolerability or durability findings could occur in RESOLUTION or other trials of ALLO-329 as additional patients are treated at different doses and with different lymphodepletion approaches. Such findings could result in clinical holds or pauses, changes to our trial design, dosing, lymphodepletion, patient-selection or safety-monitoring requirements, delays in development, or discontinuation of ALLO-329 in one or more indications, and could heighten regulatory scrutiny of ALLO-329 and autoimmune cell therapies generally.
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
We are continuing to engage with the FDA regarding certain aspects of the ALPHA3 trial, including the general impact of protocol amendments, heterogeneity of the patient population under study potentially arising from certain eligibility criteria for patients in partial remission considered by investigators to be suitable for observation and the potential use of additional MRD assays for patient selection. Although we believe the ALPHA3 protocol as originally designed and as proposed for modification through amendments is robust and will meet the objectives agreed with FDA, we cannot be sure that the FDA will agree with our positions on these or other matters. The FDA may require us to refine patient eligibility criteria, revise the protocol or statistical analysis plan, conduct additional analyses, suspend enrollment or treatment, extend follow-up, or conduct additional clinical trials. Any such requirement could delay enrollment or completion of ALPHA3, increase our development costs, adversely affect the interpretability or regulatory acceptability of the trial results, delay or prevent submission or approval of a BLA for cema-cel, or reduce the population for which cema-cel could ultimately be approved.
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
Our clinical trials will also compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, our collaboration with Natera is nonexclusive. As a result, there is a risk that Natera might work with our competitors to enable a competing clinical trial involving the same MRD positive patient population that we plan to enroll in ALPHA3, which would reduce the number of patients who are available to participate in ALPHA3, and potentially delay completion of ALPHA3. Since the number of qualified clinical investigators is limited, some of our clinical trial sites are also being used by some of our competitors, which may reduce the number of patients who are available for our clinical trials in that clinical trial site.
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
The treatment landscape for first-line large B-cell lymphoma continues to evolve, including through the development of novel therapies and combinations intended to improve outcomes compared with currently approved regimens. If any such therapies or combinations are approved and widely adopted based on improved efficacy, including higher response rates or more durable responses, they could reduce the number of patients who remain MRD-positive following first-line treatment and therefore reduce the number of patients who may be eligible for treatment with cema-cel. Changes in the first-line standard of care could also affect the characteristics of patients enrolled in ALPHA3, the results of the trial, the regulatory or commercial positioning of cema-cel, and the size of the addressable market for cema-cel, if approved.
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
Our efforts to reactivate manufacturing operations and complete CMC activities required for a potential BLA may be delayed, unsuccessful or more costly than anticipated.*
In May 2025, we implemented a targeted reduction in manufacturing activities and reduced certain manufacturing-related functions to focus our resources on critical clinical programs. Following the results of the planned interim futility analysis for ALPHA3 and our April 2026 Public Offering, we increased hiring and restarted activities at our manufacturing facility to support CMC and BLA-readiness activities for cema-cel. We believe we currently hold sufficient inventory of cema-cel and ALLO-329 to meet our near-term clinical needs, including completing our current ALPHA3 and RESOLUTION trials. Although we have completed enrollment and dosing in our TRAVERSE trial, we cannot be certain that our existing ALLO-316 inventory would be sufficient to support any future ALLO-316 clinical studies.
Our manufacturing restart and BLA-readiness activities require us to recruit and train qualified personnel, restore operational capabilities following a period of reduced activity, requalify or validate equipment, facilities, processes and analytical methods, and coordinate activities with multiple third-party manufacturers, suppliers and testing laboratories. Although we have made progress hiring personnel and restarting manufacturing and process-development activities, we may not be able to fill remaining positions or train and integrate personnel on our expected timeline, and recently hired personnel may not have the same institutional knowledge or experience as personnel who previously performed these activities.
The CMC activities required to support a potential cema-cel BLA are complex. Certain activities must be completed sequentially or depend on the timely performance of third parties. If manufacturing runs or validation activities are unsuccessful, require repetition or generate unexpected results, or if the FDA disagrees with our proposed manufacturing, validation or regulatory strategy, we may be required to perform additional work, modify our processes or generate additional data. Any such event could increase costs and delay CMC readiness or submission of a potential BLA.
In addition, equipment or facility issues, product shelf-life limitations, evolving product specifications or regulatory requirements, supply interruptions and inaccurate forecasts could render existing inventory insufficient or require additional manufacturing. There can be no assurance that our manufacturing reactivation and BLA-readiness activities will be completed successfully, on our anticipated timeline or within our projected costs. Delays or failures in these activities could adversely affect our ability to advance our clinical programs, submit a BLA, commercialize any approved product or support future development of our product candidates.
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
Specifically, engineered T-cell therapies face significant competition from approved and investigational therapies across multiple modalities, including autologous and allogeneic cell therapies, bispecific antibodies and other antibody-based therapies, small molecules, and other immunotherapies. Certain of these therapies may offer advantages over our product candidates, including greater efficacy or durability, improved safety or tolerability, more convenient administration, lower cost, broader availability, or reduced requirements for conditioning chemotherapy, specialized treatment centers or patient monitoring. In addition, new approaches, including in vivo cell-engineering technologies that seek to deliver genetic payloads directly to a patient’s immune cells within the body, could reduce or eliminate certain manufacturing and logistical requirements associated with ex vivo cell therapies. If any competing therapies ultimately demonstrate clinical success, acceptable safety profiles or other meaningful advantages, or are approved and widely adopted, they could affect the standard of care, reduce the number of patients eligible for our product candidates, adversely affect our regulatory or commercial strategy, or reduce the commercial potential of our product candidates.
Success of competing therapies could affect our clinical-development and regulatory strategies or delay or prevent regulatory approval of our product candidates. Even if we obtain regulatory approval of our product candidates, the efficacy, safety, convenience, availability and price of our competitors’ products could limit demand for, and the price we are able to charge for, our product candidates. We may not be able to implement our business plan if acceptance of our product candidates is inhibited by price competition, the reluctance of physicians or patients to adopt our product candidates in place of established or newly approved treatments, or decisions by physicians to reserve our product candidates for use in limited circumstances. In addition, serious adverse events or safety signals associated with competing cell- or gene-therapy approaches could heighten regulatory scrutiny of such products generally and indirectly affect the development or regulatory review of our product candidates. For additional information regarding our competition, refer to the section entitled “Business—Competition” included in our Annual Report.
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, including our Executive Chair, our President and Chief Executive Officer and interim Chief Medical Officer, our Senior Vice President and Chief Technical Officer, and our General Counsel. Our Chief Financial Officer has announced his retirement, effective November 6, 2026, and we have initiated an external search for his successor. The Chief Financial Officer transition, together with the recent Chief Executive Officer transition and interim nature of our Chief Medical Officer role, could result in loss of institutional knowledge, disruption of financial reporting, operational or strategic activities, diversion of management attention, or difficulty recruiting and integrating successors. The loss of the services of any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
The size of our workforce has fluctuated and we will need to manage the size of our organization as we continue to advance our product candidates.*
As our development, manufacturing and commercialization plans and strategies develop, we have grown our employee base and allocated resources to multiple new functions, but in January 2024 and May 2025 we implemented a 22% and 28% reductions in force, respectively, and we will need to continue to manage the size of our organization to ensure that we can successfully execute our strategic plans. For example, following our April 2026 announcement of ALPHA3 interim results and the April 2026 Public Offering, we increased hiring activities to support our manufacturing, clinical development and BLA-readiness efforts. As our product candidates advance toward commercialization, we expect to hire employees in areas that include sales and marketing. Future growth imposes significant added responsibilities on members of management, including:
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
If we license products or new technologies or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our agreements with Cellectis, Servier, Roche (formerly, Notch), Antion, and Natera (formerly, Foresight Diagnostics) require significant research and development that may not result in the development and commercialization of product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.
Increased interest among investors and large pharmaceutical companies in in vivo cell-engineering technologies may adversely affect our ability to raise capital or secure development partnerships.*
There has been a recent focus by investors and potential strategic-partners within the cell-therapy industry on in vivo cell-engineering and gene-delivery approaches. Over the past several quarters, multiple large pharmaceutical companies have announced transactions to acquire or partner with developers of in vivo CAR T and in vivo gene-editing platforms, in some cases involving substantial upfront payments or total deal values. In addition, in September 2026, Cellectis announced a strategic shift to focus its internal development activities on in vivo gene editing and to seek partners for its internally developed ex vivo CAR T product candidates.
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
We may not realize the benefits of acquired assets or other strategic transactions.*
We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions, including our acquisition of CAR T cell assets from Pfizer, licenses with Cellectis, Servier, Roche (formerly, Notch), Antion, our strategic collaboration with Natera, and our joint venture with HBP and any future strategic transactions depends on the risks and uncertainties involved including:
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
Significant political, trade, regulatory developments, and other circumstances beyond our control, including ongoing uncertainty regarding tariffs, could have a material adverse effect on our financial condition or results of operations.*

Significant political, trade, or regulatory developments in the jurisdictions in which we develop our product candidates, such as those stemming from U.S. federal policy shifts, are difficult to predict and may have a material adverse effect on us. Policy shifts that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. The U.S. government has announced substantial new tariffs and indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments announced or implemented retaliatory tariffs and other protectionist measures. Since then, the U.S. government has announced various trade deals and ongoing negotiations with other countries/regions. As relevant policies are rapidly evolving, it may be difficult to evaluate their potential future impacts. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. In addition, following a Section 232 investigation, the U.S. government imposed tariffs on certain imported patented pharmaceuticals and associated ingredients under Presidential Proclamation 11020. The final phase became effective September 29, 2026, subject to exclusions, reduced rates and product-specific exceptions. Subsequent guidance from the U.S. Department of Commerce provides potential zero additional-duty treatment for qualifying goods imported solely for clinical trials, research and development or other noncommercial uses, but eligibility and administration may be uncertain or change.
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
Gene-editing is a relatively new technology, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.*
Cellectis’ TALEN technology, which we use in our oncology programs, and Arbor Biotechnology Inc. (Arbor)’s CRISPR technology, which we use in our AID program, both involve relatively new approaches to gene editing, using sequence-specific DNA-cutting enzymes, or nucleases, to perform precise and stable modifications in the DNA of living-cells and organisms, and we have very little experience with Arbor’s CRISPR technology. Cellectis and Arbor have not created nucleases for all gene sequences that we may seek to target, and they may not agree to or have difficulty creating nucleases for other gene sequences that we may seek to target, which could limit the usefulness of this technology. Cellectis and Arbor are our sole sources for this technology, including for certain tools such as nucleases and vectors. If Cellectis or Arbor were to be unwilling or unable, including due to the Factor Litigation (as defined below), or its previously announced strategic shift to focus its internal development activities on in vivo gene editing, to supply these tools, our ability to develop gene-edited product candidates could be materially and adversely impacted, leading to delays in our development programs and potential failure to commercialize certain product candidates.
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
We rely on an agreement with Cellectis for exclusive rights to use TALEN technology for 15 select cancer targets, including BCMA, FLT3, CD70, DLL3, Claudin 18.2 and other targets included in our pipeline. We also rely on Cellectis, through our agreement with Servier, for exclusive rights to cema-cel. Any other gene-editing technology used to research and develop product candidates directed at targets not covered by our existing agreements with Cellectis and Servier will require significant investment and time for advancement. In addition, the Cellectis gene-editing technology may fail to produce viable product candidates. Moreover, both Servier and Cellectis may terminate our respective agreements in the event of a material breach of the agreements, or upon certain insolvency events. Cellectis previously challenged and may in the future challenge certain performance by Servier and/or Allogene, and any failure by the parties to resolve such matters may have an adverse impact on us. For example, there was an arbitration between Cellectis and Servier under which Cellectis sought to terminate the Servier-Cellectis Agreement, which would have automatically terminated our sublicense from Servier. In addition, in September 2026, Cellectis announced a strategic shift to focus its internal development activities on in vivo gene editing and to seek partners for its internally developed ex vivo CAR T product candidates. Although the outcome of the Servier and Cellectis arbitration was favorable as it relates to cema-cel and although Cellectis stated that its strategic shift to focus on in vivo gene editing does not change its existing collaboration with us, if our license agreement was terminated and we were unable to obtain a new direct license from Cellectis, or we lose access to the Cellectis TALEN technology as a result of the Factor Litigation or Cellectis’s strategic shift, we would be required to seek other gene editing technology, obtain a license from Factor or abandon our cema-cel or ALLO-316 programs, any one of which could materially impact our business and financial position. Further, alternative gene editing technology may not be available to us on reasonable terms, or at all, and advancing other gene editing technology would require significant resources. For additional details on the Factor Litigation, see “Risk Factors – Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts and our ability to commercialize our product candidates.”
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
We are heavily reliant on our partner, Foresight Diagnostics, a subsidiary of Natera, for access to the investigational CLARITY™ MRD test for identifying eligible patients for our ALPHA3 trial and for the development and regulatory approval of an MRD companion diagnostic for cema-cel.*
Our ALPHA3 trial design requires the use of Natera’s investigational CLARITY™ MRD test for patient selection. In addition, MRD status and changes in MRD status, including MRD conversion or clearance, may not correlate with clinical outcomes such as event-free survival (EFS), which is the primary endpoint of ALPHA3. As a result, even though we observed higher MRD negativity in the cema-cel arm than in the observation arm in the planned interim futility analysis announced in April 2026, ALPHA3 may not demonstrate a statistically significant improvement in EFS or otherwise meet its primary endpoint. Foresight Diagnostics was founded in 2020 and was acquired by Natera in December 2025. The acquisition and related integration activities may create additional risks and uncertainties, including delays or disruptions in assay operations, regulatory activities, and resource allocation. We do not control Natera’s diagnostic-development or regulatory strategy, allocation of resources, testing capacity, quality systems, vendors, personnel or commercialization plans. Natera may not be able to successfully and timely conduct the ALPHA3 MRD tests, or develop and obtain regulatory approval of CLARITY or another MRD test on a timeline aligned with a potential cema-cel BLA. For example, changes in strategic priorities, staffing, operating processes, quality systems, vendors or information systems as part of integration could adversely affect CLARITY testing capacity, turnaround times, or regulatory strategy and submission timelines.

The MRD companion diagnostic ultimately proposed for commercialization may differ from the investigational assay used to enroll patients in ALPHA3. If so, the FDA or other regulatory authorities may require analytical or clinical bridging studies or other evidence to establish that the assays identify an appropriate and comparable patient population. Such work could require additional regulatory interactions, access to sufficient suitable clinical-trial samples, additional testing and changes to development plans. If available samples are insufficient, assay results are not adequately concordant, or regulatory authorities do not accept the proposed approach, additional studies or a different diagnostic strategy may be required.
If we need to transition to an alternative MRD test, it could result in additional costs, delays, and diversion of resources, any of which would negatively impact our cema-cel development program. Further, we may be unable to identify an alternative assay with adequate performance or obtain rights to use such an assay on acceptable terms. Any failure or delay in performing MRD testing or developing, obtaining approval for or commercializing an MRD companion diagnostic could materially adversely affect ALPHA3, the timing or feasibility of a potential cema-cel BLA and the commercialization of cema-cel, if approved, which could have a material adverse impact on our business.
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
The FDA or comparable foreign regulatory authorities may disagree with our regulatory plan and we may fail to obtain regulatory approval of our CAR T cell product candidates.*
The general approach for FDA or comparable foreign regulatory authorities approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect ongoing feedback on our trials from the FDA, EMA, or comparable foreign regulatory authorities, some of which may lead to changes in the trials, which could cause future delays to our trials, or impact the timing or nature of planned data analyses or the timing, scope or nature of any public disclosure regarding such analyses. We currently anticipate that a planned interim EFS analysis for ALPHA3 will occur in mid-2027. The analysis is expected to be conducted under the oversight of an independent Data and Safety Monitoring Board (DSMB), and we may remain blinded to some or all treatment-arm-specific results. The information provided to us by the DSMB may be limited to a recommendation concerning continuation of the trial and may not include treatment-arm-specific results. The FDA may advise or request, or the DSMB may recommend, that we not receive or unblind comparative interim EFS data or that any public disclosure be limited or delayed while the trial continues. If unblinded interim comparative results are disclosed while the trial is ongoing, enrollment, treatment decisions or other aspects of trial conduct could be affected, potentially introducing bias or impairing the interpretability or regulatory acceptability of the final results. Accordingly, we may not announce treatment-arm-specific interim EFS results in mid-2027, and any public update may be limited.
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
The FDA, EMA, or comparable foreign regulatory authorities may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA, EMA, or comparable foreign regulatory authorities may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy and our product candidates may fail to improve outcomes for such patients.
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
If we, or our collaborators, are required by the FDA, or comparable foreign regulatory authorities, to obtain approval, clearance or certification of a companion diagnostic device in connection with approval of one of our product candidates, and we, or our collaborators, do not obtain, or face delays in obtaining, such approval, clearance or certification, we may be unable to obtain approval for or commercialize the product candidate on a timely basis or at all, and our ability to generate revenue may be materially impaired.*
Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable foreign regulatory authorities, and, to date, the FDA has generally required premarket approval of companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a therapeutic product, the FDA requires that the companion diagnostic be approved concurrently with approval of the therapeutic product and before the product can be commercialized. In the EEA, companion diagnostics are deemed to be in vitro diagnostic medical devices (IVDs) and are governed by Regulation 2017/746 (IVDR). IVDs, including companion diagnostics, must conform with the general safety and performance requirements (GSPR) of the IVDR by December 2028.
If the FDA, or a comparable foreign regulatory authority, requires approval, clearance or certification of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains marketing approval, we or our third-party collaborators may encounter difficulties in developing and obtaining approval, clearance or certification for these companion diagnostics. Any delay or failure by us or our third-party collaborators to develop or obtain regulatory approval, clearance or certification of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. We or our collaborators may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic, transferring that process to commercial partners, or obtaining coverage and adequate reimbursement from third-party payors, any of which may prevent us from completing our clinical trials or commercializing our product candidates, if approved, on a timely or profitable basis, if at all. Even if the related therapeutic product receives coverage and reimbursement, lack of coverage or adequate reimbursement for a required companion diagnostic could reduce testing, limit the identification of eligible patients and materially reduce demand for and sales of the related product candidate, if approved.
Our ALPHA3 trial design requires the use of an MRD assay, and we are conducting the trial using the CLARITY™ Investigational Use Only (IUO) MRD test, powered by PhasED-Seq. Although this MRD test has received IDE approval from the FDA allowing it to be used as part of the ALPHA3 trial, there can be no assurance that Natera will be able to obtain the necessary regulatory approvals to support ALPHA3 clinical trial sites outside the United States, or that we will be able to manage logistical challenges associated with the timely international shipment of patient samples to Natera’s U.S. facility for testing, any of which could delay the expansion of ALPHA3 to clinical trial sites outside the United States.
The FDA has indicated that it considers an MRD companion diagnostic necessary for the safe and effective use of cema-cel in the population being studied in ALPHA3. We may therefore be required to obtain approval of an MRD companion diagnostic concurrently with approval of cema-cel. Although currently, only the CLARITY MRD assay has been used for determining ALPHA3 patient eligibility, the FDA noted that, if the companion diagnostic differs from the assay(s) used to enroll ALPHA3, it may require assay-bridging studies which could require retesting of patient specimens, additional analytical or clinical validation, or other measures to establish that patients defined using different assays represent a sufficiently homogeneous population. We do not control the development or regulatory approval of the MRD assay used in ALPHA3. If an acceptable companion diagnostic is not developed and approved on a timely basis, and if bridging among assays is not feasible or acceptable to the FDA, or if assay-related differences impair the interpretability of ALPHA3, the submission or approval of cema-cel could be delayed or prevented.
We have managed the development of cema-cel in anticipation that an approved or otherwise lawfully available MRD companion diagnostic will be required to identify patients eligible to receive cema-cel. Changes may occur between the CLARITY™ assay being used for the enrollment of ALPHA3 and the eventual commercial companion diagnostic, and to support such changes bridging studies may be required. The success of any such bridging study may depend on our and our collaborators’ ability to collect, bank, retrieve and retest sufficient patient specimens. Differences between these assays could complicate the clinical validation of a companion diagnostic or the interpretation of clinical results, or require additional analyses, studies or regulatory interactions.
Furthermore, to commercialize cema-cel, if approved based on the outcome of ALPHA3, an approved or otherwise lawfully available MRD companion diagnostic will need to be commercially available on the timeline required by the FDA or other applicable regulatory authorities to identify patients eligible to receive cema-cel. There can be no assurance that the FDA or other applicable regulatory authorities will accept any proposed diagnostic-development or bridging approach or that the timing of diagnostic approval will align with a potential cema-cel BLA. A delay or failure by our MRD test partner to obtain regulatory approval or make an appropriate diagnostic available when required may delay or prevent approval or commercialization of cema-cel. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements.
We also expect that an approved CD70 immunohistochemistry assay may be required if we advance ALLO-316 into a pivotal trial and seek approval for a patient population selected based on CD70 expression. The development and regulatory pathway for such an assay, including the applicable cutoff for CD70 expression and the evidence necessary to validate the assay, has not been established and may require additional clinical samples, analyses or studies.
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
The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if government and other third-party payors fail to provide coverage and adequate reimbursement. We expect downward pressure on pharmaceutical pricing to continue. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
The current administration is pursuing policies to reduce regulations and expenditures across government including at the U.S. Department of Health and Human Services (HHS), the FDA, the Centers for Medicare & Medicaid Services (CMS) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored-Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example, directing agencies to reduce agency workforce and cut programs; directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; imposing tariffs on certain imported pharmaceutical products; and as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. The administration is also pursuing other most-favored-nation drug pricing policies for certain prescription drugs. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing (GLOBE) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs, among others. In addition, if implemented, a “Most-Favored-Nation” pricing policy that is determined to apply to us and any of our products that receives regulatory approval based on a reference to the lowest ex-U.S. list price for such products, could significantly reduce the U.S. list price for such products and likewise reduce our annual market opportunity in the United States.
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
Risks Related to Our Intellectual Property
We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.*
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We depend substantially on our license agreements with Pfizer, Servier and Cellectis. These licenses may be terminated upon certain conditions. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. For example, we are dependent on our license with Cellectis for gene-editing technology that is necessary to produce certain of our engineered T cells. In addition, we are reliant on Servier in-licensing from Cellectis some of the intellectual property rights they are licensing to us, including certain intellectual property rights relating to ALLO-501 and cema-cel. To the extent these licensors fail to meet their obligations under their license agreements, which we are not in control of, we may lose the benefits of our license agreements with these licensors. For instance, Cellectis has challenged and may in the future challenge certain performance by Servier, such as its termination of development of products licensed under the Servier-Cellectis Agreement in ALL. There was an arbitration between Cellectis and Servier under which Cellectis sought to terminate the Servier-Cellectis Agreement, which would have automatically terminated our sublicense from Servier. In addition, in September 2026, Cellectis announced a strategic shift to focus its internal development activities on in vivo gene editing and to seek partners for its internally developed ex vivo CAR T product candidates. Although the outcome of the arbitration was favorable as it relates to cema-cel and although Cellectis stated that its strategic shift to focus on in vivo gene editing does not change its existing collaboration with us, if our license agreement were terminated and we were unable to obtain a new license, or we lose access to the Cellectis TALEN technology as a result of the Factor Litigation or Cellectis’s strategic shift, we would be required to seek other gene editing technology or abandon our cema-cel or ALLO-316 programs, both of which could materially impact our business and financial position. Further, alternative gene editing technology may not be available to us on reasonable terms, or at all, and advancing other gene editing technology would require significant resources. In the future, we may also enter into additional license agreements that are material to the development of our product candidates.
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
Third parties may assert that we or our collaboration partners infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us and/or our collaboration partners. These risks are illustrated by two recent lawsuits. In July 2024 Roche Molecular Systems, Inc. and Roche Sequencing Solutions, Inc. (collectively, the Roche Parties) filed lawsuits in Federal District Courts in California and Delaware against Foresight Diagnostics Inc. (acquired by Natera), who is our collaboration partner, as well as Stanford University and three of Foresight’s founders, alleging misappropriation of trade secrets, unfair competition and breach of contract relating to Natera’s PhasED-Seq Circulating Tumor DNA Platform which is being used as part of our ALPHA3 clinical trial to identify MRD+ patients. Although Foresight announced on August 29, 2025 that it had entered into a limited licensing agreement with the Roche Parties related to Natera’s patented PhasED-Seq™ technology, and that the agreement closes the litigation between the parties, with all claims against Foresight, its founders, and Stanford University dismissed with prejudice, if such settlement had not been entered into we may have been required to seek alternative means for gaining access to the PhasED-Seq MRD assay or find an alternative MRD assay to use in the ALPHA3 trial, either of which may not have been available to us on commercially reasonable terms or at all, and/or could have significantly delayed or prevented the completion of the trial or our plans to commercialize cema-cel as part of a 1L consolidation strategy, if approved, which could have materially adversely affected our business, operating results and financial condition. Additionally, on September 26, 2025, Factor Bioscience Inc. (Factor) filed a complaint in the United States District Court for the District of Delaware against Cellectis S.A., and its affiliate Cellectis, Inc., alleging that Cellectis’s TALEN-based gene-editing technology infringed three of Factor’s U.S. patents relating to gene-editing techniques (Factor Litigation). Among other things, Factor alleges that Cellectis copied Factor’s patented mRNA TALEN technology, passed off as Cellectis’s own and entered into license agreements with several licensors, including us, to capitalize on such infringement. Factor’s complaint also names AstraZeneca PLC and certain of its affiliates (collectively, AstraZeneca) as defendants, and alleges direct infringement by AstraZeneca of certain of Factor’s patents by using Cellectis’s allegedly infringing TALEN technology. Cellectis notified us of the patent infringement action on October 6, 2025, and informed us that it disputes Factor’s claims and intends to vigorously defend against them. Although we are not a party to this litigation, we rely on the TALEN gene-editing technology licensed from Cellectis to engineer certain of our allogeneic CAR T cell product candidates, including cema-cel and ALLO-316. Factor may also choose to assert direct claims against us as a commercial user of the disputed technology. If Factor prevails on its claims against the Cellectis TALEN technology, we may be required to seek a license from Factor, which may not be available to us on commercially reasonable terms or at all, and/or could significantly delay or prevent our plans to commercialize our TALEN-based product candidates, including cema-cel and ALLO-316, if approved, which could materially adversely affect our business, operating results and financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Principal Financial Officer Appointment
In connection with the previously announced retirement of Geoffrey Parker from his position as Executive Vice President, Chief Financial Officer and principal financial officer, on November 3, 2026, our board of directors appointed Annie Yoshiyama, our current Senior Vice President, Corporate Controller and principal accounting officer, as principal financial officer of the Company, to be effective upon Mr. Parker’s retirement.
Ms. Yoshiyama, age 43, has served as our Senior Vice President, Finance and Corporate Controller since April 2024 and our principal accounting officer since June 2024. Prior to joining the Company in April 2024, Ms. Yoshiyama, served as Vice President, Finance & Controller at AN2 Therapeutics, Inc. from September 2023 to March 2024; Senior Vice President ‒ Finance and Chief Accounting Officer, Vice President ‒ Finance and Chief Accounting Officer, Executive Director ‒ Finance, Senior Director ‒ Finance, Director ‒ SEC Reporting and Technical Accounting, and Associate Director ‒ SEC Reporting and Technical Accounting at Tricida, Inc. from June 2018 to March 2023; Senior Financial Reporting and Technical Accounting Manager at Dolby Laboratories from September 2008 to June 2018; and started her career in audit at PricewaterhouseCoopers LLP from September 2005 to August 2007. Ms. Yoshiyama earned her Bachelor of Science and Master of Accounting degrees from the University of Southern California and is a licensed certified public accountant.
Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Date: November 5, 2026	By:	/s/ Zachary Roberts
Zachary Roberts, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Geoffrey Parker
Geoffrey Parker
Chief Financial Officer (Principal Financial Officer)